Form 10-Q
period 1995-03-31
COAST DISTRIBUTION SYSTEM
filed 1995-05-12
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               _________________

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            MARCH 31, 1995
                               ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________


                       COMMISSION FILE NUMBER      1-9511
                                              -----------------

                        THE COAST DISTRIBUTION SYSTEM
- --------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             CALIFORNIA                                     94-2490990
- --------------------------------------------------------------------------------
    (State or other jurisdiction                 (I.R.S. Employer Identification
  of incorporation or organization)                          Number)

     1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                   95112
- --------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)

                                 (408) 436-8611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                  Not Applicable
          ------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past XXX 90 days.  YES   XX  .  NO       .
                                                   ------      ------
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,098,338 shares of Common Stock
                               as of May 10, 1995



                               Page 1 of 10 Pages
               Index to Exhibits on Sequentially Numbered Page 9

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      March 31, 1995 and December 31, 1994

                                            March 31,      December 31,
                                              1995             1994
                                            ---------      ------------
                    ASSETS                 (Unaudited)      (Audited)
                    ------                  ---------      ------------
CURRENT ASSETS
     Cash                                   $    333          $   413
     Accounts receivable - net                33,074           13,277
     Inventories                              50,117           42,578
     Other current assets                      3,023            2,598
                                            --------          -------
           Total current assets               86,547           58,866

PROPERTY, PLANT, AND EQUIPMENT - NET           6,064            5,450

OTHER ASSETS                                  21,431           21,641
                                            --------          -------
                                            $114,042          $85,957
                                            ========          =======

                  LIABILITIES
                  -----------

CURRENT LIABILITIES
     Current maturities of long-term
           obligations                      $  3,483          $ 3,509
     Accounts payable - trade                 26,634            6,954
     Other current liabilities                 3,014            3,264
     Short-term notes payable                  6,396            3,012
                                            --------          -------
           Total current liabilities          39,527           16,739

LONG-TERM OBLIGATIONS
     Secured note payable to bank             25,613           21,035
     Subordinated term note                    9,334            9,334
     Other long-term liabilities               2,458            2,456
                                            --------          -------
                                              37,405           32,825
REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                615              671

SHAREHOLDERS' EQUITY
     Common stock, no par value;
        authorized:  10,000,000;
        issued and outstanding:
        5,067,246 at March 31, 1995
        and 5,066,848 at
        December 31, 1994                     18,947           18,940
     Cumulative translation adjustment           (63)             (69)
     Retained earnings                        17,611           16,851
                                            --------          -------
                                              36,495           35,722
                                            --------          -------
                                            $114,042          $85,957
                                            ========          =======


The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                          Three months ended March 31,
                                  (Unaudited)


                                                            1995             1994
                                                         ----------       ----------
Net sales                                               $  44,355        $  42,357

Cost of sales, including
  distribution costs                                       35,724           34,870
                                                        ---------        ---------

               Gross Profit                                 8,631            7,487

Selling, general and administrative
  expenses                                                  6,552            5,969
                                                        ---------        ---------

               Operating income                             2,079            1,518

Other income (expense)
  Equity in the net earnings
    of affiliate                                              245              278
  Interest expense                                         (1,035)            (799)
  Other                                                        21                2
                                                        ---------        ---------
                                                             (769)            (519)
                                                        ---------        ---------

               Income before income taxes                  1,310              999

Income tax expense                                           538              358
                                                       ---------        ---------

NET INCOME                                             $     772        $     641
                                                       =========        =========

Income per common share                                $     .15        $     .14
                                                       =========        =========





The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                   INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                             (Dollars in thousands)

                          Three months ended March 31,
                                  (Unaudited)

                                                                    1995             1994
                                                                  --------         --------
Cash flows from operating activities:
     Net income                                                   $    772         $    641
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
       Depreciation and amortization                                   625              742
       Equity in net earnings of affiliated companies                 (245)            (278)
      Changes in assets and liabilities:
         (Increase) in accounts receivable                         (19,797)         (19,472)
         (Increase) in inventories                                  (7,539)            (905)
         (Increase) in prepaids and other
           current assets                                             (425)             (55)

         Increase in accounts payable                               19,680           13,959
         Increase in note, accrueds, and other
           current liabilities                                       3,108              654
                                                                  --------         --------

            Total adjustments                                       (4,593)          (5,355)
                                                                  --------         --------

            Net cash (used in) operating activities                 (3,821)          (4,714)

Cash flows from investing activities:
     Acquisition of businesses, net of cash
         acquired                                                       --           (2,751)

     Capital expenditures                                             (817)            (599)
     Decrease in other assets                                           33              266
                                                                  --------         --------

            Net cash used in investing activities                     (784)          (3,084)

Cash flows from financing activities:
     Net borrowings (repayments) under
         line-of-credit agreement                                    4,578            6,264
     Net borrowings (repayments) of other long-term debt               (25)             244
     Issuance of Common Stock pursuant to Employee
         Stock Option Plans                                              7               23
     Issuance of Common Stock in connection with
         acquisition of business                                        --              630
     Issuance of preferred stock of subsidiary in connection
         with acquisition of business                                   --              723
     Redemption of redeemable preferred stock of subsidiary            (68)              --
     Dividends on preferred stock of subsidiary                        (12)              (2)
                                                                  --------         --------
            Net cash provided by financing activities                4,490            7,882
Effect of exchange rate changes on cash                                 35              (51)
                                                                  --------         --------
     NET INCREASE (DECREASE) IN CASH                                   (80)              33
Cash beginning of period                                               413              654
                                                                  --------         --------
Cash end of period                                                $    333         $    687
                                                                  ========         ========


         The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of March 31, 1995 and the results of its operations and cash flows for the three months ended March 31, 1995 and 1994. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

2. The results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share are based upon the average number of common and common equivalent (dilutive stock options and warrants) shares outstanding during each period (5,306,264 at March 31, 1995 and 5,185,775 at December 31, 1994).

4. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13. The office and warehouse leases expire over the next eight years and the equipment leases expire over the next five years.

         The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1994 are as follows:


                   Year Ending
                   December 31,         Equipment     Facilities        Total
                   ---------------------------------------------------------------
                                                 (dollars in thousands)
                      1995                $ 54          $ 2,741        $ 2,795
                      1996                  11            2,683          2,694
                      1997                   1            2,333          2,334
                      1998                  --            1,925          1,925
                      1999                  --            1,075          1,075
                    Thereafter              --              642            642
                                          ----          -------        -------
                                          $ 66          $11,399        $11,465
                                          ====          =======        =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

Results of Operations
- ---------------------

         Net sales increased by approximately $1,998,000 or 5% in the first quarter of 1995 as compared to the same quarter of 1994. This sales increase was due to (i) the acquisition and consolidation of The Coast Distribution System (Canada) Inc. ("Coast Canada") as of March 1, 1994, the full effects of which were not reflected in quarterly operating results until after the first quarter of 1994, and (ii) the addition, in the second quarter of 1994, of a new distribution center in Eau Claire, Wisconsin. Same center sales were relatively flat in the first quarter of 1995 as compared to the same period in 1994 due to a softening in the economy and poor weather conditions throughout the country.

         The Company's gross margin increased to 19.5% of net sales in the quarter ended March 31, 1995 as compared to 17.7% of net sales in the quarter ended March 31, 1994. This increase was due primarily to (i) increased sales of the Company's proprietary products, and (ii) price increases on selected products.

         Selling, general and administrative expenses increased as a percentage of net sales to 14.8% in the first quarter of 1995 from 14.1% for the same quarter of 1994. This increase was due primarily to increases in selling costs resulting from the promotion of the Company's proprietary products and the establishment of a national customer service center in San Jose, California.

         The Company maintains ownership positions of between 25% and 50% in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of these companies which is reported as "equity in net earnings of affiliates." The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments. No dividends were declared by those companies in the first quarter of 1995.

         The improvement in operating income for the first quarter of 1995, as compared to the first quarter of 1994, is primarily attributable to the increase in the Company's gross margin.

         In the first quarter of 1995, interest expense increased by $236,000, or 29.5%, as compared to the same period in 1994, as a result of increases in outstanding borrowings the proceeds of which were used to fund (i) a portion of the price paid by the Company for the remaining shares of Coast Canada that were acquired in March 1994, and (ii) increased working capital requirements as a result of the Company's expanded operations, both in Canada and the United States, where the Company opened new distribution centers, in Eau Claire, Wisconsin, Vancouver, British Columbia, and Anchorage, Alaska.

         The provision for income taxes increased by $180,000 or 50.3% in 1995 as compared to 1994 due to (i) the increase in pre-tax earnings in the first quarter of 1995, and (ii) a higher effective tax rate in Canada due to increased earnings in Provinces which impose higher rates of tax on income.


Liquidity and Capital Resources
- -------------------------------

         The Company finances its working capital requirements for its domestic operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $32,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At May 9, 1995, outstanding borrowings under the revolving credit facility were approximately $28,446,000.

         The working capital requirements for the Company's operations in Canada are financed primarily with borrowings under a separate revolving credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) C$10,000,000 for the period February 1 through July 5 of each year, and C$6,000,000 during the period July 6 through January 31 of each year, or (ii) an amount equal to 80% of the eligible accounts receivable and 25% of the eligible inventory of Coast Canada. At May 9, 1995, outstanding borrowings under the revolving credit facility were approximately C$7,648,000.

         The Company believes that available credit under the revolving credit facilities, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         The increases in accounts receivable, inventory, accounts payable and bank borrowings at March 31, 1995, as compared to December 31, 1994, are primarily the result of increases in product sales to customers and increases in inventories to meet customer demand that typically occur in the latter part of the first quarter in anticipation of increased consumer usage, in the spring and summer, of recreational vehicles and boats and a concomitant increase in demand for the repair and replacement parts and accessories which the Company distributes.


Seasonality and Inflation
- -------------------------

         Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. The Company has significantly higher sales during the six-month period from April through September than it does during the remainder of the year. Because a substantial portion of the Company's expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in the months when sales are lower.

         Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increases in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of recreational vehicles, which can result in a decline in the demand for the Company's products.


                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS
         ---------------------------------------------

         (a)     Exhibits.
                 ---------

                 Exhibit 11.1 Computation of Fully Diluted Earnings Per Share for the Quarter Ended March 31, 1995.

                 Exhibit 27       Financial Data Schedule

         (b)     Reports on Form 8-K.
                 --------------------

                 No Reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 11, 1995                        THE COAST DISTRIBUTION SYSTEM



                                            By:    /s/ SANDRA A. KNELL
                                                -----------------------------
                                                       Sandra A. Knell
                                                   Executive Vice President
                                                  and Chief Financial Officer

                               INDEX TO EXHIBITS



                                                                      Sequentially
Exhibit                                                               Numbered Page
- -------                                                               -------------

Exhibit 11.1     Computation of Fully Diluted Per Share
                 Earnings for the Quarter Ended March 31, 1995             10

Exhibit 27       Financial Data Schedule                                   11
