Form 10-Q
period 1995-06-30
COAST DISTRIBUTION SYSTEM
filed 1995-08-11
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     ______________________________________

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1995
                               ---------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________


                    Commission file number      1-9511
                                           ----------------

                         THE COAST DISTRIBUTION SYSTEM
- -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                 94-2490990
- -----------------------------------------------------------------------------
    (State or other jurisdiction              (I.R.S. Employer Identification
  of incorporation or organization)                       Number)

     1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                95112
- -----------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)

                                 (408) 436-8611
- -----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  Not Applicable
- -----------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.      YES   XX  .  NO       .
                                                   ------      ------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,101,088 shares of Common Stock
                              as of July 31, 1995

                               Page 1 of 89 Pages
               Index to Exhibits on Sequentially Numbered Page 10

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      June 30, 1995 and December 31, 1994

                                                         June 30,            December 31,
                                                           1995                  1994
                                                       -----------           ------------
                                ASSETS                 (Unaudited)             (Audited)
                                ------                 -----------           ------------
CURRENT ASSETS
       Cash                                             $    594               $    413
       Accounts receivable - net                          26,534                 13,277
       Inventories                                        52,063                 42,578
       Other current assets                                2,420                  2,598
                                                        --------               --------
               Total current assets                       81,611                 58,866

PROPERTY, PLANT, AND EQUIPMENT - NET                       6,084                  5,450

OTHER ASSETS                                              22,476                 21,641
                                                        --------               --------

                                                        $110,171               $ 85,957
                                                        ========               ========

                                LIABILITIES
                                -----------

CURRENT LIABILITIES
       Current maturities of long-term
               obligations                              $  2,496               $  3,509
       Accounts payable - trade                           16,288                  6,954
       Other current liabilities                           3,129                  3,264
       Short-term notes payable                            6,137                  3,012
                                                        --------               --------

               Total current liabilities                  28,050                 16,739

LONG-TERM OBLIGATIONS
       Secured note payable to bank                       33,000                 21,035
       Subordinated term note                              7,001                  9,334
       Other long-term liabilities                         2,431                  2,456
                                                        --------               --------
                                                          42,432                 32,825

REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                            636                    671

SHAREHOLDERS' EQUITY
       Common stock, no par value;
          authorized:  10,000,000;
          issued and outstanding:
          5,101,088 at June 30, 1995
          and 5,066,848 at
          December 31, 1994                               19,125                 18,940
       Cumulative translation adjustment                     102                    (69)
       Retained earnings                                  19,826                 16,851
                                                        --------               --------
                                                          39,053                 35,722
                                                        --------               --------
                                                        $110,171               $ 85,957
                                                        ========               ========




        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                    INTERIM CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in thousands)


                                                 Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                               ----------------------         -------------------
                                                 1995           1994           1995        1994
                                               -------        -------         -------     -------
Net sales                                      $53,514        $57,307         $97,869     $99,664

Cost of sales, including
  distribution costs                            43,457         47,334          79,181      82,204
                                               -------        -------         -------     -------
       Gross profit                             10,057          9,973          18,688      17,460

Selling, general and
  administrative expenses                        5,547          6,331          12,099      12,300
                                               -------        -------         -------     -------
       Operating income                          4,510          3,642           6,589       5,160

Other income (expense):
  Equity in net earnings
   of affiliates                                   436            479             681         757
  Interest expense                              (1,217)          (938)         (2,252)     (1,737)
  Other                                            (35)            22             (14)         24
                                               --------       -------         --------    -------

                                                  (816)          (437)         (1,585)       (956)
                                               --------       -------         --------    -------
       Earnings before
         income taxes                            3,694          3,205           5,004       4,204

Income tax provision                             1,470          1,177           2,008       1,535
                                               -------        -------         -------     -------

       NET EARNINGS                            $ 2,224        $ 2,028         $ 2,996     $ 2,669
                                               =======        =======          ======      ======

Earnings per common
  share (Note 3)                               $   .42        $   .41         $   .57     $   .55
                                               =======        =======         =======     =======





        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                   INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                             (Dollars in thousands)

                            Six months ended June 30,
                                  (Unaudited)
                                                                                 1995              1994
                                                                               --------          --------
Cash flows from operating activities:
     Net income                                                                $  2,996         $  2,669
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
       Depreciation and amortization                                              1,324            1,578
       Equity in net earnings of affiliated companies                              (681)            (757)
       Changes in assets and liabilities:
         (Increase) in accounts receivable                                      (13,257)         (16,361)
         (Increase) in inventories                                               (9,485)          (4,018)
         Decrease in prepaids and other
           current assets                                                           178              567
         Increase in accounts payable                                             9,334           12,143
         Increase in note, accrueds, and other
           current liabilities                                                    2,990            1,508
                                                                               --------         --------
            Total adjustments                                                    (9,597)          (5,340)
                                                                               --------         --------
                 Net cash (used in) operating activities                         (6,601)          (2,671)

Cash flows from investing activities:
     Acquisition of businesses, net of cash
         acquired                                                                  (668)          (3,111)
     Capital expenditures                                                        (1,164)          (1,323)
     Decrease in other assets                                                         5              287
                                                                               --------         --------
                 Net cash used in investing activities                           (1,827)          (4,147)

Cash flows from financing activities:
     Net borrowings (repayments) under
         line-of-credit agreement                                                11,965            8,156
     (Repayments) of other long-term debt                                        (3,371)          (2,119)
     Issuance of Common Stock pursuant to Employee
         Stock Option and Stock Purchase Plans                                      185              187
     Issuance of Common Stock in connection with
         acquisition of business                                                     --              630
     Issuance of preferred stock of subsidiary in connection
         with acquisition of business                                                --              723
     Redemption of redeemable preferred stock
         of subsidiary                                                              (50)              --
     Dividends on preferred stock of subsidiary                                     (21)              (9)
                                                                               ---------        ---------

                 Net cash provided by financing activities                        8,708            7,568
                                                                               --------         --------
Effect of exchange rate changes on cash                                             (99)             (53)
                                                                               --------         --------
     NET INCREASE (DECREASE) IN CASH                                                181              697

Cash beginning of period                                                            413              654
                                                                               --------         --------

Cash end of period                                                             $    594         $  1,351
                                                                               ========         ========


        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of June 30, 1995 and the results of its operations for the three and six month periods, and cash flows for the six months, ended June 30, 1995 and 1994. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

2. The results of operations for the three and six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share are based upon the average number of common and common equivalent (dilutive stock options and warrants) shares outstanding during each period.

4. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13. The office and warehouse leases expire over the next seven years and the equipment leases expire over the next three years.

         The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1994 are as follows:


                                                        (Dollars in thousands)
                                            --------------------------------------------
                                            Facilities         Equipment         Total
                                            ----------         ---------       ---------
   Year ending December 31,
                  1995                        $ 2,741             $54           $ 2,795
                  1996                          2,683              11             2,694
                  1997                          2,333               1             2,334
                  1998                          1,925              --             1,925
                  1999                          1,075              --             1,075
                  Later years                     642              --               642
                                              -------             ---           -------

                                              $11,399             $66           $11,465
                                              =======             ===           =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations

         The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles in the United States, and also is one of the largest wholesale distributors of boating parts, accessories and supplies in the United States. Sales are made by the Company to retail parts and supply stores, repair establishments and new and used recreational vehicle and boat dealers. The Company's sales are affected primarily by (i) usage of recreational vehicles and boats which affects the consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new recreational vehicles and boats, because consumers often "accessorize" their recreational vehicles and boats at the time they purchase them.

         Net sales decreased by approximately $1,795,000 or 2% in the six months ended June 30, 1995 as compared to the same period of 1994. Sales in the second quarter of 1995 decreased $3,793,000 or 7% in the second quarter of 1995 as compared to the same quarter of 1994. These sales decreases were due to (i) a softening of the economy, (ii) poor weather conditions throughout the country, and (iii) the introduction by the Company of new private label products and a concomitant reduction in sales of certain functionally equivalent name-brand products. Although the Company's private label products are sold at lower prices, it realizes higher margins on sales of such products than it does on the functionally equivalent name-brand products.

         The Company's gross margin increased to 19.1% of net sales in the six months ended June 30, 1995 from 17.5% of the same period of 1994. For the quarter ended June 30, 1995, the gross margin increased to 18.8% of net sales as compared to 17.4% of net sales in 1994. These increases were due to (i) increased sales in the Company's private label product lines, (ii) price increases on selected products, and (iii) a shift in the mix of products sold.

         Selling, general and administrative expenses decreased as a percentage of net sales to 10.4% in the second quarter of 1995 from 11.0% for the same quarter of 1995. This decrease was due to (i) a reduction in computer costs and a reduction in non-competition payments as a result of the expiration of certain non-competition agreements entered into with Sellers in acquisitions completed in previous years, and (ii) a reduction in selling expense as a result of the establishment of a national customer service center in San
Jose, California. In the six months ended June 30, 1995, selling, general and administrative expenses remained unchanged as a percentage of net sales at 12.3%.

         The Company maintains ownership positions of between 25% and 50% in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of these companies which is reported as "equity in net earnings of affiliates". The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments.

         In the six months ended June 30, 1995 interest expense increased by $515,000, or 30%, as compared to the same period in 1994. Interest expense in the quarter ended June 30, 1995 increased by $279,000 or 30% as compared to the same quarter of 1994. These increases were the result of increases in outstanding borrowings the proceeds of which were used to fund (i) a portion of the price paid by the Company for the remaining shares of Coast Canada that were acquired in March 1994, and (ii) increased working capital requirements as a result the Company's expanded operations, both in Canada and the United States, where the Company opened new distribution centers in Eau Claire, Wisconsin, Vancouver, British Columbia, and Anchorage, Alaska.

Liquidity and Capital Resources

         The Company finances its working capital requirements for its domestic operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the credit facility, the Company may borrow up to the lesser of (i) $40,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At July 31, 1995, outstanding borrowings under the revolving credit facility were approximately $32,000,000. Until May 30, 1995, the maximum sum that could be borrowed under the credit facility was $27,000,000. Effective May 30, 1995 the Company obtained an increase in that sum to $40,000,000 to provide funds to enable the Company to expand its business and to provide for related increases in working capital requirements. In addition, the Company obtained a decrease in the rate at which interest is payable on borrowings under the credit facility to its bank lender's the prime rate of interest and the option to have a portion of the borrowings under the credit facility bear interest at the London Interbank Market Rate commonly referred to as "LIBOR."

         The working capital requirements for the Company's operations in Canada are financed primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) US $10,000,000, or (ii) an amount equal to 80% of the eligible accounts receivable and 50% of the eligible inventory of Coast Canada. At July 31, 1995, outstanding borrowings under the revolving credit facility were approximately US $4,855,000.

         During the quarter ended June 30, 1995, the Company repaid $3,334,000 principal amount of subordinated term notes held by certain institutional investors that matured during that quarter with borrowings under its credit facility.

         The Company believes that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         The increases in accounts receivable, inventory, accounts payable and bank borrowings at June 30, 1995, as compared to December 31, 1994, reflect increases in product sales to customers and increases in inventories to meet customer demand that typically occur in the first half of the year in anticipation of increased consumer usage, in the spring and summer, of recreational vehicles and boats and a concomitant demand for the repair and replacement parts and accessories which the Company distributes.

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

                                    PART II


ITEM 4.  SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

         (a)     The Annual Meeting of Shareholders was held on May 25, 1995.

         (b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election and the number of votes withheld. The election was uncontested and there were no broker non-votes in the election.

         Directors Elected at the Annual Meeting:

              Name of                       Number of                 Number of
         Nominee/Director                  Votes "For"            Votes "Withheld"
         ----------------                  -----------            ----------------
       Thomas R. McGuire                    4,433,990                  12,047
       Louis B. Sullivan                    4,433,990                  12,047
       John E. Turco                        4,433,990                  12,047
       Brian P. Friedman                    4,433,990                  12,047
       Ben A. Frydman                       4,433,990                  12,047
       Robert S. Throop                     4,433,990                  12,047


ITEM 5.  OTHER INFORMATION

         During the quarter ended June 30, 1995, the Company entered into a Second Amended and Restated Loan and Security Agreement with Mellon Bank which, among things, increased the maximum borrowings which the Company may obtain from Mellon Bank under its revolving bank credit facility to $40,000,000 and provided for new interest rate formulas which have resulted in a reduction in the rate of interest from the rate of interest in effect under the credit facility prior to the effective date of the Second Amendment and Restatement. See "Management's Discussion & Analysis - Liquidity and Capital Resources".


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


         (a)     Exhibits.

                 Exhibit 10.1 Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto

                 Exhibit 11.1 Computations of Fully Diluted Earnings Per Share for the Quarter and Six Months Ended June 30, 1995

                 Exhibit 27       Financial Data Schedule

         (b)     Reports on Form 8-K.

                 No reports on Form 8-K was filed during the quarter ended June 30, 1994.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 10, 1995                      THE COAST DISTRIBUTION SYSTEM



                                            By:    /s/ SANDRA A. KNELL
                                                ----------------------------
                                                       Sandra A. Knell
                                                  Executive Vice President
                                                 and Chief Financial Officer

                               INDEX TO EXHIBITS



                                                                                      Sequentially
                                                                                        Numbered
Exhibit                                                                                   Page
- -------                                                                               ------------
Exhibit 10.1         Second Amended and Restated Loan Agreement between
                     the Company and Mellon Bank, together with First Amendment
                     thereto.                                                             11


Exhibit 11.1         Computations of Fully Diluted Earnings Per Share for the
                     Quarter and Six Months Ended June 30, 1995                           87

Exhibit 27           Financial Data Schedule                                              89
