Form 10-Q
period 1995-09-30
COAST DISTRIBUTION SYSTEM
filed 1995-11-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended        SEPTEMBER 30, 1995
                                   ------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ________________


                    Commission file number      1-9511
                                           ----------------


                         THE COAST DISTRIBUTION SYSTEM
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                  CALIFORNIA                               94-2490990
---------------------------------------------------------------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)


 1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                      951112
---------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)



                                 (408) 436-8611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


                                  Not Applicable
              ----------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  YES   XX  .  NO      .
                                               ------      -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,140,189 shares of Common Stock
                             as of November 6, 1995

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    September 30, 1995 and December 31, 1994


                                                                 September 30,               December 31,
                                                                     1995                       1994
                                                                 ------------                -----------
                                                                  (Unaudited)                 (Audited)
                                                                 ------------                -----------
                                    ASSETS
                                    ------
CURRENT ASSETS

       Cash                                                         $ 1,604                     $   413
       Accounts receivable - net                                     16,227                      13,277
       Inventories                                                   48,428                      42,578
       Other current assets                                           2,014                       2,598
                                                                    -------                     -------

               Total current assets                                  68,273                      58,866

PROPERTY, PLANT AND EQUIPMENT - NET                                   6,204                       5,450

OTHER ASSETS                                                         22,723                      21,641
                                                                    -------                     -------

                                                                    $97,200                     $85,957
                                                                    =======                     =======

                                  LIABILITIES
                                  -----------

CURRENT LIABILITIES

       Current maturities of long-term
         obligations                                                $ 2,397                     $ 3,509
       Accounts payable - trade                                      10,723                       6,954
       Other current liabilities                                      2,374                       3,264
       Short-term bank note                                              --                       3,012
                                                                    -------                     -------

               Total current liabilities                             15,494                      16,739

LONG-TERM OBLIGATIONS

      Secured note payable to bank                                   31,206                      21,035
      Subordinated term note                                          7,000                       9,334
      Other long-term liabilities                                     2,568                       2,456
                                                                    -------                     -------

                                                                     40,774                      32,825

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                                587                         671

SHAREHOLDERS' EQUITY

      Common stock, no par value;
        authorized:  10,000,000;
        issued and outstanding:
        5,130,889 at September 30, 1995
        and 5,066,848 at
        December 31, 1994                                            19,156                      18,940
      Cumulative translation adjustment                                 127                         (69)
      Retained earnings                                              21,062                      16,851
                                                                    -------                     -------
                                                                     40,345                      35,722
                                                                    -------                     -------
                                                                    $97,200                     $85,957
                                                                    =======                     =======


The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                    INTERIM CONDENSED STATEMENTS OF EARNINGS
                 (Dollars in thousands, except per share data)



                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                               -----------------------------     ---------------------------
                                                    1995            1994              1995          1994
                                               --------------   ------------     -------------  ------------
Net sales                                       $     46,805    $    49,512       $   144,674    $  149,176

Cost of sales, including
  distribution costs                                  39,082         41,173           118,263       123,377
                                                ------------    -----------       -----------    ----------

       Gross profit                                    7,723          8,339            26,411        25,799

Selling, general and
  administrative expenses                              5,483          6,115            17,582        18,415
                                                ------------    -----------       -----------    ----------

       Operating income                                2,240          2,224             8,829         7,384

Other income (expense)

  Equity in net earnings of affiliates                   628            409             1,309         1,166
  Interest                                            (1,079)          (931)           (3,331)       (2,668)

  Other                                                   (1)           104               (15)          128
                                                ------------    -----------       -----------    ----------
                                                        (452)          (418)           (2,037)       (1,374)
                                                ------------    -----------       -----------    ----------

       Earnings before income taxes                    1,788          1,806             6,792         6,010

Income tax provision                                     546            467             2,554         2,002
                                                ------------    -----------       -----------    ----------

       NET EARNINGS                             $      1,242    $     1,339       $     4,238    $    4,008
                                                ============    ===========       ===========    ==========

Earnings per common share (Note 3)              $        .24    $       .26       $       .81    $      .80
                                                ============    ===========       ===========    ==========


The accompanying notes are an integral part of these statements.

                THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                        Nine months ended September 30,
                                  (Unaudited)

                                                                                  1995             1994
                                                                                --------         --------
Cash flows from operating activities:

     Net income                                                                 $ 4,238           $ 4,008

     Adjustments to reconcile net earnings to net cash provided by operating activities:

       Depreciation and amortization                                              1,970             2,216
       Equity in net earnings of affiliated companies                            (1,309)           (1,165)

       Changes in assets and liabilities:

         (Increase) in accounts receivable                                       (2,950)           (5,604)
         (Increase) in inventories                                               (5,850)           (4,494)
         Decrease in prepaids and other current assets                              584               108
         Increase in accounts payable                                             3,769             3,473
         Increase (decrease) in note, accrueds, and other
           current liabilities                                                   (4,014)             (616)
                                                                                -------           -------
            Total adjustments                                                    (7,800)           (6,082)
                                                                                -------           -------
            Net cash from (used in) operating activities                         (3,562)           (2,074)

Cash flows from investing activities:

     Acquisition of businesses, net of cash acquired                             (1,112)           (5,288)
     Capital expenditures                                                        (1,591)           (1,378)
     Decrease in other assets                                                       206               285
                                                                                -------           -------
            Net cash used in investing activities                                (2,497)           (6,381)

Cash flows from financing activities:

     Net borrowings under line-of-credit agreement                               10,171             6,655
     Net borrowings (repayments) of other long-term debt                         (3,222)           (2,175)
     Issuance of Common Stock pursuant to Employee
         Stock Option and Stock Purchase Plans                                      216               246
     Issuance of Common Stock in connection with
         acquisition of business                                                     --             2,448
     Issuance of preferred stock of subsidiary in connection
         with acquisition of business                                                --               692
     Redemption of redeemable preferred stock of subsidiary                         (84)               --
     Dividends on preferred stock of subsidiary                                     (27)              (18)
                                                                                -------           -------
            Net cash provided by (used in) financing activities                   7,054             7,848
                                                                                -------           -------
Effect of exchange rate changes on cash                                             196               121
                                                                                -------           -------
     NET INCREASE (DECREASE) IN CASH                                              1,191              (486)

Cash beginning of period                                                            413               654
                                                                                -------           -------
Cash end of period                                                              $ 1,604           $   168
                                                                                =======           =======


The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of September 30, 1995 and the results of its operations and cash flows for the nine months ended September 30, 1995 and 1994. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1994.

2. The results of operations for the nine-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results for a full year.

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

         The minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1994 are as follows:


                                                                  (Dollars in thousands)
                                                   ---------------------------------------------------
                                                   Facilities           Equipment              Total
                                                   ----------           ---------             --------
         Year ending December 31,
                 1995                               $ 2,741                $ 54               $ 2,795
                 1996                                 2,683                  11                 2,694
                 1997                                 2,333                   1                 2,334
                 1998                                 1,925                  --                 1,925
                 1999                                 1,075                  --                 1,075
                 Later years                            642                  --                   642
                                                    -------                ----               -------

                                                    $11,399                $ 66               $11,465
                                                    =======                ====               =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS


Results of Operations
---------------------


         The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles in North America, and also is one of the largest wholesale distributors of boating parts, accessories and supplies in the United States. Sales are made by the Company to retail parts and supply stores, repair establishments and new and used recreational vehicle and boat dealers. The Company's sales are affected primarily by (i) usage of recreational vehicles and boats which affects consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new recreational vehicles and boats, because consumers often "accessorize" their recreational vehicles and boats at the time they purchase them.

         Net sales decreased by approximately $4,502,000 or 3% in the nine months ended September 30, 1995, as compared to the same period of 1994. Sales in the third quarter of 1995 decreased $2,707,000 or 5% as compared to the same quarter of 1994. These sales decreases were attributable primarily to (i) a slowing in consumer purchases of durable goods which, in turn, led to a decline in sales of new recreational vehicles and a concomitant decline in demand for recreation vehicle accessories, and (ii) increases in unit sales of proprietary products, which the Company is able to sell at lower unit prices than functionally similar national brand products because the cost to the Company of proprietary products is lower. Proprietary products consist primarily of repair and replacement parts, supplies and accessories that are manufactured on an exclusive basis for the Company, in most instances in accordance with design or product specifications developed by or for the Company.

         The Company's gross margin increased to 18.3% of net sales in the nine months ended September 30, 1995 from 17.3% for the same period of 1994. This increase was primarily due to increased unit sales in the Company's proprietary product lines. For the quarter ended September 30, 1995, the gross margin declined to 16.5% of net sales as compared to 16.8% of net sales in the same quarter of 1994. This decline was due primarily to (i) the relatively fixed nature of certain costs which, as a result, did not decline relative to the decline in third quarter net sales and (ii) an increase in warehouse costs associated with the opening of two distribution centers in 1995.

         Selling, general and administrative expenses decreased as a percentage of net sales to 11.7% in the third quarter of 1995 from 12.4% for the same quarter of 1995. This decrease was due primarily to (i) reductions in computer costs, (ii) a reduction in amortization expense related to certain non-competition agreements that the Company had obtained in connection with business acquisitions completed in past years, and (iii) a reduction in selling expense associated with establishment of a national customer service center in San Jose, California. In the nine months ended September 30, 1995, selling, general and administrative expenses remained relatively unchanged as a percentage of net sales at 12.2%, as compared to the same nine months of 1994.

         The Company maintains ownership positions of between 25% and 50% in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of these companies which is reported as "equity in net earnings of affiliates." The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments. The Company's pro-rata share of the net earnings of those companies, on an aggregate basis, increased in the quarter and nine months ended September 30, 1995 as compared to the quarter and nine months ended September 30, 1994.

         In the nine months ended September 30, 1995, interest expense increased by $663,000 or 25% as compared to the same period in 1994. Interest expense in the quarter ended September 30, 1995 increased by $148,000 or 16% as compared to the same quarter of 1994. These increases are a result of increases in outstanding borrowings the proceeds of which were used to fund (i) increased working capital requirements as a result of the Company's expanded operations, both in Canada and the United States, where the Company opened new distribution centers in Vancouver, British Columbia, and Anchorage, Alaska, and (ii) increased working capital requirements resulting from the introduction in late 1994 and early 1995 of several new proprietary products which required the Company to increase inventory levels in anticipation of the introduction of those products.


Liquidity and Capital Resources
-------------------------------


         The Company finances its working capital requirements for its domestic operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $50,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At November 6, 1995, outstanding borrowings under the revolving credit facility were approximately $26,550,000.

         The Company believes that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         The increases in accounts receivable, inventories, accounts payable and bank borrowings at September 30, 1995, as compared to December 31, 1994, reflect (i) increases in product sales to customers and increases in inventories to meet increases in customer demand that typically occur in the first half of the year in anticipation of increased consumer usage, in the spring and summer, of recreational vehicles and boats and a concomitant demand for the repair and replacement parts and accessories which the Company distributes, (ii) increases in inventories due to the opening of a distribution center located in Eau Claire, Wisconsin in mid 1994, and the opening of distribution centers in Vancouver, British Columbia and Anchorage, Alaska in 1995 and (iii) increases in inventories due to the introduction of the several new proprietary products.

Seasonality and Inflation
-------------------------


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



                                    PART II


ITEM 5.  OTHER EVENTS

         For the past several years, The Dometic Corporation ("Dometic") has been the Company's principal supplier of recreational vehicle awnings, air conditioners and refrigerators, the sales of which accounted for approximately 22% of the Company's net sales in 1994. During the quarter ended September 30, 1995, Dometic advised the Company that it had decided to vertically integrate its operations by marketing its products directly to retail parts and supply stores, repair establishments and new and used recreational vehicle dealers and that, accordingly, it would not be renewing its supply contract with the Company when it expires in 1996. Following notice of that non-renewal by Dometic, the Company entered into a multi-year supply agreement with Recreational Vehicle Products, Inc., which manufactures air conditioners under the Coleman(R) brand name and awnings under the Faulkner(R) brand name and has agreed to supply the Company with its requirements for those products.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

         (a)     Exhibits.
                 ---------

                 Exhibit 10.1 Distribution Agreement dated as of October 11, 1995 between the Company and Recreation Vehicle Products, Inc.

                 Exhibit 11.1 Computations of Earnings Per Share for the Quarter Ended September 30, 1995

                 Exhibit 27       Financial Data Schedule

         (b)     Reports on Form 8-K.
                 --------------------

                 None.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 10, 1995                 THE COAST DISTRIBUTION SYSTEM



                                         By:    /s/SANDRA A. KNELL
                                             -----------------------------
                                                   Sandra A. Knell
                                                Executive Vice President
                                               and Chief Financial Officer

                               INDEX TO EXHIBITS



                                                                                        Sequentially
                                                                                          Numbered
Exhibit                                                                                     Page
-------                                                                                 ------------
10.1                 Distribution Agreement dated as of October 1995
                     between the Company and Recreation Vehicle
                     Products, Inc.


Exhibit 11.1         Computations of Earnings Per Share for the
                     Quarter and Nine Months Ended September 30, 1995

Exhibit 27           Financial Data Schedule