Form 10-K405
period 1995-12-31
COAST DISTRIBUTION SYSTEM
filed 1996-03-29
CIK 728303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              -----------------------------------------------------


                                    FORM 10-K

(Mark One)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the fiscal year ended December 31, 1995

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                     For the transition period from       to
                                                    -----    -----

                          Commission file number 1-9511

              -----------------------------------------------------


                          THE COAST DISTRIBUTION SYSTEM
             (Exact name of Registrant as specified in its charter)

          California                                    94-2490990
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1982 Zanker Road, San Jose, California                       95112
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                                 (408) 436-8611
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                    (Name of Each Exchange on
       (Title of class)                                 which Registered)
       ----------------                             -------------------------
Common Stock, without par value                      American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /x/.

         As of March 18, 1996, the aggregate market value of the Common Stock held by non-affiliates was approximately $26,524,000.

         As of March 18, 1996, a total of 5,177,304 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 1996 Annual Meeting which is to be filed on or before April 29, 1996.

              -----------------------------------------------------

                                                              Page 1 of __ Pages
                                  Exhibit Index on Sequentially Numbered Page __

                                     PART I

ITEM 1.  BUSINESS

General

         The Coast Distribution System (the "Company") is the largest wholesale distributor of replacement parts, supplies and accessories for recreational vehicles, and one of the largest wholesale distributors of replacement parts, supplies and accessories for boats, in North America. The Company supplies more than 25,000 products and serves more than 15,000 customers throughout the United States and Canada, from 15 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida, Wisconsin and Alaska and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note I to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for information regarding the respective net sales and operating profits from the Company's operations in the United States and Canada in 1994 and 1995. The Company's customers are comprised primarily of recreational vehicle and boat dealers and recreational vehicle and boating parts supply stores and service centers.

         In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of products that have been designed specifically for the Company by independent product design firms and are manufactured for the Company, generally on an exclusive basis, by a number of different independent manufacturers (the "proprietary products"). These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers. The Company is able to obtain the proprietary products at prices that generally are well below those it would have to pay for functionally equivalent brand name products. Sales of proprietary products accounted for approximately 15% and 10% of the Company's net sales in the fiscal years ended December 31, 1995 and 1994, respectively, and the increase in sales of proprietary products contributed to an improvement in the Company's gross profit margin in 1995. The Company's strategy is to become a supplier of an increasing number of the products that it distributes through alliances or longer term relationships with product manufacturers in order to have greater control over the supply and cost of the products it distributes and, thereby, to increase its profitability. As a result, the Company intends to increase the number of proprietary products that it sells and it expects that sales of proprietary products will increase in the fiscal year ending December 31, 1996. However, at the same time, there will be a significant number of products that the Company will continue to obtain from its traditional suppliers. See "Business-Products" and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

         To provide its customers with a high level of service, the Company utilizes a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to the Company, and enables the Company to prepare and invoice most orders within 24 hours of receipt. The Company also has developed and implemented marketing and customer service programs through which the Company provides its customers with catalogues and pricing and promotional programs, all of which are designed to assist customers to increase their profitability and to strengthen the Company's relationships with its customers. The Company believes that the breadth of its product lines, the proprietary products it is able to offer to its customers, the computer integration of its operations and the marketing and customer support programs it offers, distinguish it from other distributors of recreational vehicle and boating parts, supplies and accessories. See "Business
- Marketing."

International Expansion of Company's Business

         Beginning in 1992, the Company's management began identifying opportunities to expand the Company's business in international markets. Due to the relatively high costs of exporting and marketing products in other countries, management adopted a strategy of (i) acquiring ownership interests in foreign based, privately-owned companies engaged in businesses similar to that of the Company, (ii) providing those companies with modest capital and the Company's know-how to help them expand their businesses, and (iii) relying on the existing owners to manage and grow their businesses within their respective markets. Pursuant to that strategy, in 1992, the Company acquired a minority ownership interest in a Canadian distributor of recreational vehicle parts and accessories with one distribution center in Montreal, Canada. That company changed its name to Coast Canada and, between 1992 and 1994, with additional capital and know-how provided by the Company, Coast Canada expanded its business westward, opening two additional distribution centers in Toronto and Calgary, respectively. In 1994, the Company acquired the remaining shares of Coast Canada and in 1995 opened a fourth distribution center, in Vancouver, British Columbia.

         Following that same strategy, in 1993 the Company acquired 5% of the outstanding common shares of H. Burden Ltd. ("Burden"), a corporation that is incorporated in the United Kingdom and which is engaged primarily in the wholesale distribution of recreational vehicle replacement parts, supplies and accessories in the United Kingdom, France and Holland. The Company also obtained an option to acquire the remaining shares of Burden from its shareholders in installments over an approximate 5 year period ending at December 31, 1997. By December 31, 1995, the Company had partially exercised this option to increase its ownership to 30% of Burden's common shares. Burden recorded consolidated net sales of (pound)40,806,000 (U.K.) and net income of approximately (pound)665,000 (U.K) in its fiscal year ended September 30, 1995. The Company has the option to purchase the remaining shares of Burden over the next 21 months. The price of the remaining shares will depend on Burden's earnings over the next two years, but is currently estimated to approximate $12,500,000. The Company has not yet determined whether to exercise this option.

         The Company also has ownership interests in two other foreign distributors of recreational vehicle parts, supplies and accessories: a company based in Sydney, Australia and the other based in Mexico City, Mexico. Both of these distributors are small, with annual sales of less than $2,500,000 each in 1995. However, the Company believes that both of these distributors have the potential to expand their markets and sales in the future.

         Burden and these two other foreign based distribution companies are each managed by local managers who also hold ownership interests in these companies. The Company also has a 34% ownership interest in HWH Corporation ("HWH") a United States based manufacturer of hydraulic leveling devices and jacks primarily for recreational vehicles. Because the Company does not own a controlling interest in these companies, it has little, if any, liquidity in its investments in those companies and is reliant on local management to successfully operate their businesses. In addition, as a result of the Company's investments in foreign based distribution businesses, the Company's future operating results could be affected by changes in foreign currency exchange rates in Canada or adverse economic conditions in Canada or Western Europe.

         The Company's investments in HWH, Burden and in these other two foreign distribution companies are accounted for under the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

The Parts, Supplies and Accessories Markets

         Many manufacturers of replacement parts, supplies and accessories rely on independent distributors, such as the Company, to market and distribute their products or to augment their own product distribution operations. Distributors relieve manufacturers of a portion of the costs associated with distribution of their products while providing geographically dispersed selling, order processing and delivery capabilities. At the same time, distributors offer retailers access to a broad line of products and the convenience of rapid delivery of orders.

         The market for recreational vehicle parts, supplies and accessories distributed by the Company includes both recreational vehicle dealers and recreational vehicle supply stores and service centers. Optional equipment and accessories, such as awnings, trailer hitches, air conditioning units, water heaters and other appliances make up a large proportion of the Company's sales to recreational vehicle dealers, while recreational vehicle replacement parts, maintenance supplies and smaller accessories make up a larger proportion of the Company's sales to recreational vehicle supply stores and service centers. Although recreational vehicle supply stores and service centers generally purchase lower cost products than those sold to recreational vehicle dealers, supply stores and service centers generally order more frequently and purchase a wider variety of products than do recreational vehicle dealers. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See "Business - Products."

         Sales to recreational vehicle and boat dealers generally have been more sensitive to changes in economic conditions than have sales to supply stores and service centers. During periods of higher interest rates or unemployment, consumers are likely to postpone purchases of higher priced items such as recreational vehicles and boats and higher priced accessories and convenience items such as appliances, awnings and hitches. By contrast, continued demand among recreational vehicle and boat owners for repair parts and supplies, and increases in the total number of recreational vehicles and boats in use, have increased the "aftermarket" for repair and maintenance items and for specialty products and supplies. As a result, sales to supply stores and service centers generally have been less sensitive to changes in economic conditions than sales to recreational vehicle and boat dealers.

         The Company's sales are also affected by weather conditions, because the usage and purchase of recreational vehicles and boats decline in the winter months due to the colder weather. As a result, the Company's operating income declines and it sometimes incurs losses in the winter months, particularly in years in which there are unusually severe winter weather conditions such as those encountered in the current winter season ending March 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality and Inflation" in Item 7 of Part II of this Report.

Products

         General. The Company carries a full line of more than 15,000 recreational vehicle parts, supplies and accessories which it purchases from more than 500 manufacturers. Recreational vehicle products distributed by the Company include awnings, antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, mirrors and compressors. The Company also distributes various replacement parts and supplies for manufactured housing, including tie-downs, skirting, windows and doors.

         The Company stocks boating and marine parts, supplies and accessories at 13 of its 15 warehouse and distribution centers in the United States and at all four of its distribution centers in Canada. Products distributed by the Company include marine engine parts, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment.

         Proprietary Products. In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of proprietary products, which are manufactured specifically for the Company, generally on an exclusive basis, by a number of different manufacturers (the "proprietary products"). The proprietary products, which are designed for the Company by independent professional product design firms or by the independent manufacturers retained to manufacture the products for the Company, include trailer hitches, plastic wastewater tanks, portable toilets and toilet chemicals, vent lids and stabilizing jacks. These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers. The Company is able to obtain the proprietary products at prices that generally are well below those it would have to pay for functionally equivalent or similar brand name products. As a result, the Company is able to sell proprietary products at lower prices to its customers, making them more competitive from a price standpoint, while at the same time the Company is able to realize higher margins on these products than it does on sales of functionally equivalent or similar national name brand products. For these reasons, and in order to gain greater control over the supply and pricing of its products, during 1994 and 1995 the Company increased the number of proprietary products that it supplies and sales of proprietary products accounted for approximately 15% of the Company's net sales in 1995, as compared to approximately 10% in 1994. The Company intends to increase further the number of proprietary products that it supplies and expects that sales of proprietary products will account for an even higher percentage of total sales in fiscal 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Report.

Marketing and Sales

         The Company's customers include (i) recreational vehicle dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent recreational vehicle supply stores and service centers that purchase parts, supplies and accessories for resale to owners of recreational vehicles and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. The Company is not dependent on any single customer for any material portion of its business. No single customer accounted for as much as 5% of the Company's sales in 1993, 1994 or 1995.

         During the past several years, the Company has developed marketing and customer service programs that are designed to assist its customers to increase their profitability and also strengthen the relationships between the Company and its customers.

         Customer Service Center and Computerized Order Entry and Warehousing System. The Company has designed and implemented a computer-based order entry and warehousing system which enables customer orders to be transmitted electronically to the Company's central computers and also enables the Company to prepare and invoice most customer orders within 24 hours of receipt. Approximately 1,000 of the Company's customers use this system to transmit orders electronically to the Company's central data processing center using the Company's toll-free telephone numbers.

         In 1995 the Company established a national customer service center in San Jose, California, which enables the Company's customers to obtain product information and to place orders by telephone using the Company's toll-free telephone numbers. With the exception of holidays, the customer service center is operational for a total of 14 hours per day, Monday through Friday, and 9 hours on Saturdays and is staffed by sales personnel who are familiar with the Company's products and are trained to promote the sale of the Company's products and to handle customer service issues. Currently, the number of customer calls handled by the national customer service center, which can be accessed by virtually all of the Company's customers in the United States and Canada, ranges from 3,000 to 6,000 per day and the customer service center has enabled the Company not only to improve customer service, but also to reduce selling expenses.

         Orders transmitted from customers either electronically or by telephone to the national customer service center are input into the Company's IBM AS 400 computers and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer's call at the customer service center, that the order has been accepted and whether any items are not in stock. In addition, the Company offers to participating customers a "split shipment program" whereby, if a product is not available from the Company's distribution center closest to the customer, the product will be automatically ordered from another of the Company's distribution centers that has been pre-selected by that customer.

         The Company's computer system also prints retail price stickers which are shipped with the products ordered by the customer. The price stickers identify the part numbers and contain the customer's name and the customer's retail prices for the parts which are provided to the Company by the customer and stored in the Company's computer system. The Company's computerized ordering system also enables it to provide customers with inventory costing data with respect to items purchased from the Company.

Distribution

         The Company's regional distribution and warehouse centers in North America carry an inventory of up to approximately 15,000 recreational vehicle parts, supplies and accessories. In addition, at 13 of the Company's distribution centers in the United States and at all four of its distribution centers in Canada, the Company carries, in varying quantities, up to approximately 10,000 boating and marine parts, supplies and accessories. Each regional distribution center is operated as a separate profit center.

         The Company relies primarily on independent freight companies to ship its products.

Arrangements with Manufacturers

         The products which the Company distributes are purchased by it from more than 600 different manufacturers. As is typical in the industry, in most instances the Company acquires its products on a purchase order basis and has no guaranteed price or delivery agreements with manufacturers. As a result, short-term inventory shortages can occur. However, the Company generally has not experienced difficulty in obtaining adequate quantities of its products. The Company sometimes chooses to carry only a single manufacturer's products for certain of the product lines that it sells, although comparable products usually are available from multiple sources. The manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

         During the five-year period ended December 31, 1995, the Company purchased substantially all of its requirements for air conditioners, awnings and refrigerators for recreational vehicles from Dometic Corporation ("Dometic"), a division of White Consolidated Industries. Sales of products purchased by the Company from Dometic accounted for 22% and 24%, respectively, of the Company's sales in 1994 and 1995. In August 1995, Dometic notified the Company that Dometic had decided to integrate its operations vertically and market its products directly to retail parts and supply stores, repair establishments and new and used recreational vehicle dealers, in direct competition with the Company by February 1996, and, therefore, would be terminating its supply agreement with the Company at that time. Following that notification, in order to insure that the Company would have a source of supply for air conditioners and awnings, the Company entered into a multi-year product distribution agreement with Recreation Vehicle Products, Inc.("RVP"), which manufactures and markets air conditioners under the Coleman(R) brand name and awnings under the Faulkner(R) brand name. Under that product distribution agreement (the "RVP Agreement"), RVP has agreed to supply the Company with its requirements for air conditioners and awnings for a minimum term of five (5) years. The decision to enter into a multi-year product supply agreement with RVP reflects management's belief that the Company should establish more secure and longer term sources of supply for its major products and that this decision is consistent with the Company's strategy of establishing exclusive arrangements for the manufacture and supply of proprietary products.

         Dometic's decision to integrate vertically and begin selling its products direct to after-market customers, which was publicly announced in October 1995, created uncertainties among after-market customers with respect to the effect of that decision on the pricing of air conditioners and awnings and their ability to obtain adequate supplies of those products on a timely basis. That uncertainty was, at least in part, prompted by the fact that Dometic did not announce the prices at which it would sell such products in the after-market until late January, 1996. As a result of these uncertainties, many after-market customers chose to reduce their fourth quarter purchases of air conditioners and awnings from the Company. This reduction in purchases, coupled with adverse weather conditions in the east and midwest, contributed to a decline in the Company's sales and net income for the fourth quarter and the year ended December 31, 1995. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of this Report.

         With the exception of Dometic, no supplier accounted for as much as 5% of the aggregate dollar amount of the Company's product purchases in 1995. The Company expects that purchases of products from RVP will account for more than 20% of the Company's product purchases in the fiscal year ending December 31, 1996.

         During the first quarter of 1995, the Company was advised by Reese Products, Inc., a manufacturer of trailer hitches, Thetford Corporation, a manufacturer of portable toilets and toilet chemicals, and Barker Manufacturing Company, a manufacturer of plastic wastewater tanks, that they were discontinuing the sale of their respective products to the Company as a result of the Company's introduction of competitive proprietary products. See "Business - Products." Sales of products manufactured by Reese, Thetford and Barker accounted for 4%, 3% and 1%, respectively, of the Company's net sales in fiscal 1994. However, the loss of sales of the products of these suppliers was largely offset by the Company's sales of competitive proprietary products. In addition, sales of these and other proprietary products contributed to an improvement in the Company's gross profit margin in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The changes that occurred in the Company's relationships with its product suppliers in 1995 did adversely affect the Company's sales in 1995 due to (i) the time lag in building inventories of newly-introduced proprietary products needed to compete with the manufacturers who had terminated their supply relationships with the Company, and (ii) the uncertainties among customers concerning the effect, on product pricing and availability, of Dometic's decision to integrate vertically, which the Company believes have led customers to defer purchases of air conditioners and awnings. The Company believes that these effects will be largely offset by sales of its newly introduced proprietary products and of RVP-supplied air conditioners and awnings in 1996. However, these changes do pose some risks and uncertainties for the Company that could affect its future financial performance. As a result of the changes that have occurred in supply relationships in the industry, it can be anticipated that there will be increased competition from Dometic and these other manufacturers in the future, which could adversely affect product pricing and the Company's operating margins. Additionally, it is not possible to predict whether the Company will be successful in convincing its customers, who have purchased Dometic brand products from the Company for the past several years, to purchase RVP products instead or that the uncertainties that led customer to defer purchase decisions in the fourth quarter of 1995 will not also affect sales in 1996.

Competition

         The Company faces significant competition from other national and regional distributors of recreational vehicle and boating parts, supplies and accessories. In addition, certain mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of recreational vehicle or boating parts, supplies and accessories, purchase products directly from manufacturers. Such mass merchandisers and national and regional chains compete directly with recreational vehicle and boating supply stores that purchase products from the Company. Such competition affects both the volume of Company's sales, and the prices it is able to charge for products sold, to such recreational vehicle and boating supply stores. During 1993 and 1994, price competition increased in the industry, which contributed to reductions in the Company's gross profit margin in 1993 and 1994. The Company decided to expand its proprietary products program in order to obtain products at lower costs and, thereby, enable the Company to offer lower prices to its customers to make them more competitive with mass merchandisers, and at the same time enable the Company to maintain and gradually improve its own profit margins. See "Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company, like most of its competitors, competes on the basis of the quality, speed and reliability of its service, the breadth of its product lines and price. The Company believes that it is highly competitive in each of those areas.

Employees

         At December 31, 1995, the Company had approximately 425 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company's employees is represented by a labor union. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

         The Company operates 15 regional distribution centers in 13 states in the United States and 4 regional distribution centers, each located in a different Province, in Canada. Except for one facility owned by the Company, all of these facilities are leased under net leases which require the Company to pay, in addition to rent, real property taxes, insurance and maintenance costs.

         The following table sets forth certain information regarding these facilities.

                                                                 Square
         Geographic Location                                     Footage        Lease Expiration Date
         -------------------                                     -------        ---------------------
         San Jose, California..........................          65,952         July 31, 1998
         Corona, California............................          54,500         February 28, 1997
         Fort Worth, Texas.............................          90,670         April 30, 1999
         San Antonio, Texas............................          46,600         April 30, 1998
         Denver, Colorado..............................         100,000         September 30, 1999
         Elkhart, Indiana..............................         109,000         December 31, 1999
         Lancaster, Pennsylvania.......................          64,900         February 29, 1999
         Atlanta, Georgia..............................          51,100         August 31, 1999
         Tampa, Florida................................          53,100         September 30, 1998
         Phoenix, Arizona..............................          62,400         March 31, 1997
         Salt Lake City, Utah..........................          37,800         March 31, 2000
         Portland, Oregon..............................          72,000         Owned
         Albany, New York..............................          52,500         April 30, 2004
         Eau Claire, Wisconsin ........................          36,000         July 31, 1998
         Anchorage, Alaska.............................          13,200         December 31, 1999
         Montreal, Quebec..............................          40,715         January 1, 2000
         Toronto, Ontario..............................          34,020         December 1, 1998
         Calgary, Alberta..............................          30,750         December 1, 1998
         Vancouver, British Columbia...................          22,839         June 1, 1999

         -----------

         The Company also leases 22,876 square feet of office space in San Jose, California where its executive offices are located.

ITEM 3.  LEGAL PROCEEDINGS

         The Company from time to time is named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. The Company believes that this type of litigation is incident to its operations, and since it has insurance or indemnities from manufacturers covering any potential liability, it believes that such litigation will not materially affect the Company.

         In November 1995, the Company filed a lawsuit against Dometic and its parent corporation, White Consolidated Industries, in California Superior Court for the County of Santa Clara, seeking damages for breach of the product supply agreement between Dometic and the Company. In that lawsuit the Company has alleged that Dometic had breached the product supply agreement in several respects by, among other things, (i) failing to comply with the pricing provisions of that agreement that the Company believes entitled it to significant price reductions on products purchased from Dometic, and (ii) repudiating that supply agreement. The lawsuit was removed from State Court to Federal District Court in the Northern District of California, based upon diversity of citizenship, and Dometic has recently filed a counterclaim alleging that the Company breached the product supply agreement by entering into the RVP Agreement and seeking payment of amounts alleged to be due for products sold to the Company. The Company has denied Dometic's allegations and is disputing liability for the amounts sought by Dometic.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF REGISTRANT

                        Name                  Age                        Position
                        ----                  ---                        --------
         Thomas R. McGuire.................   52             Chairman of the Board, Chief
                                                             Executive Officer and Director

         Sandra A. Knell...................   38             Executive Vice President - Finance,
                                                             Chief Financial Officer and Secretary

         David A. Berger...................   42             Executive Vice President - Marine
                                                             Sales and Marketing

         Jeffrey R. Wannamaker.............   35             Executive Vice President - Operations

         Dennis A. Castagnola..............   48             Senior Vice President - Proprietary
                                                             Products

         James N. Stark....................   46             Senior Vice President - R.V. Sales
                                                             and Marketing

         Set forth below is certain information regarding the Company's executive officers.

         THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and for more than five years has been Chairman of the Board and Chief Executive Officer of the Company. From 1981 until August 1985 he also served as the Company's Chief Financial Officer and Secretary.

         SANDRA A. KNELL. Mrs. Knell has been the Company's Executive Vice President - Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton (formerly Alexander Grant & Co.). Mrs. Knell is a Certified Public Accountant.

         DAVID A. BERGER. Mr. Berger served as Executive Vice President - Marketing from May 1988 until September 1993. Due to the growth of the Company's marine products sales, in September 1993 the Company's marketing department was restructured into two separate departments, one for marine products and the other for R.V. products, and Mr. Berger was placed in charge of marketing for the Company's marine products division. From August 1986 to May 1988, Mr. Berger was Senior Vice President Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories acquired by the Company in 1985.

         JEFFREY R. WANNAMAKER. Mr. Wannamaker joined the Company in June 1984 as Vice President/Division Manager of the Company's Texas distribution center. Since that time, he has worked in several of the Company's distribution centers, hiring and training new management personnel. In August 1991, Mr. Wannamaker was promoted to Senior Vice President - Branch Operations and in 1995 was promoted to Executive Vice President - Operations.

         DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Senior Vice President-Proprietary Products in May 1994, in which he directs the Company's proprietary products program. From September 1993 until May 1994, he served as Senior Vice President - R.V. Sales and Marketing. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company's Portland, Oregon Distribution Center.

         JAMES N. STARK. Mr. Stark was appointed Senior Vice President - R.V. Sales and Marketing in May 1994. For the prior 10 years he has held various positions with the Company, including Vice President and Division Manager of the Company's Tampa, Florida distribution center.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

         The following table sets forth for the calendar quarters indicated the range of the high and low sales prices per share of the Company's common stock on the American Stock Exchange.

                                                                                High               Low
                                                                                -----            -------
1995:

         First Quarter............................................              7-7/8            6-1/2
         Second Quarter...........................................              7-1/4            6-1/4
         Third Quarter............................................              7-5/8            6
         Fourth Quarter...........................................              7                5-13/16


1994:

         First Quarter............................................              8-3/4            6-1/4
         Second Quarter...........................................              8-1/8            6-3/8
         Third Quarter............................................              7-7/8            7
         Fourth Quarter...........................................              8-1/8            6-3/4

         On March 18, 1996, the closing price per share of the Company's common stock on the American Stock Exchange was $7-1/2. There were approximately 1,280 holders of record of the Company's common stock as of March 18, 1996.

Dividends

         The Company has a policy of retaining earnings to support the growth of its business and, therefore, does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends by the Company is limited by its loan agreements. See Note E to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below for the fiscal years ended December 31, 1995, 1994 and 1993 and at December 31, 1995 and 1994, are derived from the Company's audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements. The selected financial data for the fiscal years ended December 31, 1992 and 1991 and at December 31, 1993, 1992, and 1991 are derived from audited financial statements which are not included in this report.

                                                      Year Ended December 31,
                                  -----------------------------------------------------------------
                                     1995         1994           1993         1992          1991
                                  ---------     ---------     ---------     ---------     ---------
                                                (In thousands except per share data)
Operating Data:
---------------

Net Sales.....................    $ 169,559     $ 177,774     $ 140,152     $ 121,989     $ 114,919
Cost of sales (including
 distribution costs)..........      138,806       146,987       115,670       100,026        96,042
                                  ---------     ---------     ---------     ---------     ---------
Gross margin..................       30,753        30,787        24,482        21,963        18,877
Selling, general and
 administrative expenses......       22,260        23,216        19,639        17,837        18,211
                                  ---------     ---------     ---------     ---------     ---------
     Operating income.........        8,493         7,571         4,843         4,126           666

Equity in net earnings of
 affiliated companies.........        1,204         1,237         1,504         1,393         1,002
Other income (expense)........       (4,271)       (3,395)       (3,302)       (3,397)       (4,359)
                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) before
 income taxes.................        5,426         5,413         3,045         2,122        (2,691)
Income taxes (credits)........       (2,082)        1,828           608           594          (870)
                                  ---------     ---------     ---------     ---------     ---------
Net earnings (loss)...........    $   3,344     $   3,585     $   2,437     $   1,528     $  (1,821)
                                  =========     =========     =========     =========     =========
Net earnings (loss)
 per share(1).................    $     .64     $     .70     $     .53     $     .35     $    (.42)
                                  =========     =========     =========     =========     =========
Weighted average number
 of shares....................        5,206         5,186         4,879         4,425         4,362
                                  =========     =========     =========     =========     =========


                                                      At December 31,
                                    ---------------------------------------------------
                                     1995       1994       1993       1992       1991
                                    -------    -------    -------    -------    -------
                                                      (In thousands)
Balance Sheet Data:
-------------------

Working capital...............      $50,004    $42,127    $33,537    $32,849    $31,342
Total assets..................       92,136     85,957     69,135     66,021     62,916
Long-term obligations(2)......       38,376     32,624     28,339     30,455     31,853
Shareholders' equity..........       39,392     35,722     28,487     26,064     24,477

----------------
(1)      See Note K to the Company's Consolidated Financial Statements.

(2) Exclusive of current portion. For additional information regarding long-term obligations, see Note E to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles, and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments, and new and used recreational vehicle and boat dealers. The Company's sales are affected primarily by (i) usage of recreational vehicles and boats which affects the consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new recreational vehicles and boats, because consumers often "accessorize" their recreational vehicles and boats at the time of purchase.

         The usage and the purchase, by consumers, of recreation vehicles and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of recreational vehicles and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of recreational vehicles and boats, increases in gasoline prices which adversely affect the costs of using recreational vehicles and boats, and unusually adverse winter weather conditions. A recurrence of adverse economic conditions, such as those experienced in 1990 and 1991, increases in interest rates or gasoline prices, or the onset of unusually severe winter weather conditions affecting large regions of the country, could result in declines in the Company's sales that would adversely affect the Company's future operating results.

Results of Operations

         Net Sales. Net sales in 1995 decreased by approximately $8,215,000 or 4.6% as compared to 1994. This sales decrease was due to (i) a slowing of sales of new recreational vehicles in 1995 which resulted in reductions in purchases of accessories by recreational vehicle dealers, (ii) the introduction, in the first half of 1995, of several new proprietary products which replaced sales of certain higher-priced products that had been purchased in the past from name brand manufacturers, as well as the termination by certain of these manufacturers of their supply relationships with the Company, and (iii) the termination by Dometic, the Company's largest supplier, of its supply agreement with the Company. The Company believes that the decline in sales as a result of the termination of these supply relationships was due primarily to the fact that it took some time for the Company to build inventories of the new proprietary products needed to supply customer requirements for those products and to overcome customer uncertainties created by the realignment of supply arrangements in the industry. Those uncertainties also may have a lingering effect on the Company's sales in the first half of 1996. See "Business - Arrangements With Manufacturers" in Part I of this Report.

         Net sales in 1994 increased by approximately $37,622,000 or 26.8% as compared to 1993. This sales increase was attributable to (i) period-to-period sales increases at the Company's existing distribution centers in the United States, and (ii) the inclusion of $20,400,000 U.S. of the 1994 net sales of Coast Distribution System (Canada) Inc. ("Coast Canada"), in the Company's 1994 operating results due to the Company's acquisition, and the consolidation for financial reporting purposes, of Coast Canada effective as of March 1, 1994. During 1993, the Company held a minority ownership position in Coast Canada and neither the revenues or expenses of Coast Canada were consolidated in the operating results of the Company. Instead, under the equity method of accounting, the Company in 1993 reported in its operating results the proportionate share of the earnings of Coast Canada as "equity in the earnings of an affiliate."

         Gross Margin. The Company's gross margin increased to 18.1% of net sales in 1995 as compared to 17.3% of net sales in 1994. This increase was due primarily to sales of proprietary products which, in 1995, increased both in absolute dollars and as a percentage of total net sales. In 1995 sales of proprietary products accounted for approximately 15% of net sales as compared to approximately 10% of net sales in 1994. The Company realizes greater profit margins on its sales of proprietary products than it does on name brand products obtained from traditional manufacturers. The Company believes that the increase in net sales of proprietary products was due to an increase in the number of proprietary products which the Company offered and increased customer acceptance of these products. The Company plans to increase the number of proprietary products which it offers to its customers and, although no assurances can be given, expects sales of such products to increase in 1996 and believes that such increases will have a positive effect on the Company's gross profit margin.

         The Company's gross margin declined to 17.3% of net sales in 1994 as compared to 17.5% of net sales in 1993. The decrease was due primarily to increased price competition in the Company's markets and a change in the mix of sales to a somewhat higher proportion of lower margin products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses declined by nearly $1,000,000 in 1995 as compared to 1994, primarily as a result of the expiration of certain non-competition agreements that were entered into in connection with prior acquisitions, the expiration of certain equipment leases, and reductions in selling expenses that were primarily attributable to the establishment of the national customer service center. See "Business - Marketing and Sales" in Part I of this Report. As a percentage of net sales, selling, general and administrative expenses were 13.1% in both 1995 and 1994 and 14.0% in 1993. The decrease in 1994 is attributable primarily to the spreading of fixed overhead costs over higher sales volumes in 1994.

         Equity in Net Earnings of Affiliates. The Company has ownership interests in certain companies in similar or related businesses, including a 34% ownership interest in HWH and a 30% ownership interest in Burden. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of or any loss incurred by the companies, which is reported as "equity in net earnings of affiliates." The Company's equity in the net earnings of the companies is not cash, and the Company is dependent upon the declaration of dividends by those companies to realize any current cash from these investments. Historically, HWH has paid cash dividends in the fourth quarter of the calendar year and in 1995 and 1994, the Company received cash dividends from HWH of $525,000 and $1,050,000, respectively. There can be no assurance, however, that cash dividends will continue to be paid by HWH in the future. Although Burden has paid cash dividends from time to time in the past, such dividends have not been significant.

         Other Income and Expense. Interest expense is the most significant component of Other Income (Expense). During 1995, interest expense increased by $677,000 or 18.9%, as compared to 1994, as a result of increases in outstanding borrowings, the proceeds of which were used to fund increased working capital requirements as a result of (i) expansion of the Company's operations, both in the United States, where the Company opened new distribution centers in Eau Claire, Wisconsin and Anchorage, Alaska and in Canada where the Company opened a new distribution center in Vancouver, British Columbia, and (ii) increases in inventories due to the addition of several new proprietary product lines that the Company introduced in late 1994 and early 1995 and the addition of marine products at the Company's distribution centers in Canada.

         During 1994, interest expense increased by $521,000 or 17.1% as compared to 1993, primarily as a result of increases in outstanding borrowings the proceeds of which were used to fund a portion of the price paid by the Company for the remaining shares of Coast Canada that were acquired in March 1994.

         The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

         Income Taxes. The Company's effective tax rate increased in 1995 to 38.4% as compared to 33.8% in 1994 and 20.0% in 1993. This increase was due to
(i) the use in 1993 and 1994 of net operating loss carryforwards that were substantially utilized by the end of 1994 and, therefore, were not available in 1995, (ii) an increase in non-deductible expenses, (iii) an increase in proportionate share of the Company's consolidated earnings that were derived from the operations of foreign-based companies, the earnings of which are taxed at higher rates, and a decrease in the contribution made in 1995 to the Company's consolidated earnings by HWH, 80% of the Company's share of the earnings of which is excludable in determining the Company's taxable income.

Liquidity and Capital Resources

         The Company finances its working capital requirements for its domestic and Canadian operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company is entitled to borrow up to the lesser of (i) $50,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate or, at the Company's option but subject to certain limitations, borrowings under the credit facility will bear interest at the bank's available LIBOR rate, plus 1.5% per annum. The Company also pays an unused credit fee of 1/8th% per annum on the amount of available borrowings under the credit facility that go unused. At March 18, 1996, outstanding borrowings under this credit facility were $34,755,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company and the agreement governing the credit facility (the "Credit Agreement") contains certain restrictive covenants, including a cash flow requirement and a requirement that the Company maintain certain debt-to-tangible net worth ratios. The Company was in compliance with those covenants at December 31, 1995, the most recent date as of which compliance with such covenants was required to be determined under the Credit Agreement.

         The Company believes that available credit under its revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements over the next 12 months.

         Net cash generated by operating activities was $184,000 in 1995 as compared to net cash used of $556,000 in 1994 and net cash generated of $2,593,000 in 1993. After excluding non-cash charges, operating cash flows declined in 1995 primarily as a result of increases in inventory levels resulting from (i) the addition of newly introduced proprietary products,
(ii) the opening of three new distribution centers, in Eau Claire, Wisconsin, Vancouver, B.C. and Anchorage, Alaska, and (iii) the addition of marine products at the Company's four distribution centers in Canada. The Company anticipates that there will not be a need to increase inventories in 1996 to the same extent as in 1995 and 1994 and, as a result, expects operations to generate increased cash flow in 1996.

         Net cash used in investing activities totaled $3,600,000 in 1995, $4,600,00 in 1994 and $2,000,000 million in 1993. Capital expenditures were $1,900,000 in each of 1995 and 1994 and $500,000 in 1993. Capital expenditures related principally to the expansion by the Company into new locations, the acquisition of warehouse equipment, the establishment and equipping of the national customer service center, and additional investments in data processing equipment.

         The Company leases the majority of its facilities and certain of its equipment under noncancelable operating leases. In 1995, rent expense under all operating leases was approximately $3.1 million. The

Company's future lease commitments are discussed in Note F to the Company's Consolidated Financial Statements contained elsewhere in this Report.

         In 1995, the Company paid $3,333,000 principal amount of its outstanding senior subordinated notes, and refinanced certain short term bank indebtedness, with borrowings under its long term revolving bank credit facility. By comparison, in 1994 the Company paid $2,333,000 principal amount of its senior subordinated notes. Net cash provided by financing activities, which primarily represents increases in borrowings under the Company's revolving bank credit facility, totaled $3,500,000 and $4,800,000 in 1995 and 1994, respectively, and only $19,000 in 1993.

         Capital Resources. Shareholders' equity increased by approximately $3,670,000 in 1995, primarily as a result of the retention of 1995 earnings. The Company has never paid cash dividends and it is the present policy of the Board of Directors to retain earnings to finance investments and the growth of the Company's operations. In addition, the Company's Credit Agreement places restrictions on the Company's ability to pay cash dividends.

Seasonality and Inflation

         Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. The Company has significantly higher sales during the six-month period from April through September than it does during the remainder of the year. Because a substantial portion of the Company's expenses are fixed, operating income declines and the Company sometimes incurs losses in the winter months when sales are lower, particularly in years in which there occurs unusually severe winter weather conditions in large regions of the country.

         Set forth below is a summary of quarterly financial data for the two years ended December 31, 1995, which indicates the effects on operating results of the seasonality of the Company's business.

                                                                     QUARTER ENDED
                                             --------------------------------------------------------------
                                              March             June             September         December
                                              1994              1994                1994             1994
                                             -------           -------           ---------         --------
         (Unaudited)                                      (In thousands except per share data)

Revenues..............................       $42,357           $57,307            $49,512           $28,598
Gross profit..........................         7,487             9,973              8,339             4,988
Net earnings (loss)...................           641             2,028              1,339              (423)
Net earnings (loss) per  share........          $.14              $.41               $.26             $(.08)

                                                                     QUARTER ENDED
                                             --------------------------------------------------------------
                                              March             June             September         December
                                              1995              1995                1995             1995
                                             -------           -------           ---------         --------
         (Unaudited)                                      (In thousands except per share data)

Revenues..............................       $44,355           $53,514            $46,805           $24,885
Gross profit..........................         8,631            10,057              7,723             4,342
Net earnings (loss)...................           772             2,224              1,242              (894)
Net earnings (loss) per  share........          $.15              $.42               $.24             $(.18)

         Inflation. Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases adversely affect the purchase and usage of recreational vehicles and boats, which can adversely affect sales of the Company's products.

                     -----------------------------------


         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to, the effects on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe winter weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells; and the effects of currency fluctuations in the countries where the Company's foreign based affiliates are located. For information concerning such factors and risks, see
Part I, Item 1 of this Report and the foregoing discussion in Management's Discussion and Analysis of Financial Condition and Results of Operation. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                                                         Page
                                                                                                         ----
Consolidated Financial Statements:

         Report of Independent Certified Public Accountants..........................................     20

         Consolidated Balance Sheets, December 31, 1995 and 1994.....................................     21

         Consolidated Statements of Earnings for the Years Ended
           December 31, 1995, 1994 and 1993..........................................................     22

         Consolidated Statements of Cash Flows
           for the Years Ended December 31, 1995, 1994 and 1993......................................     23

         Consolidated Statement of Shareholders' Equity for the
           Years Ended December 31, 1995, 1994 and 1993..............................................     25

         Notes to Consolidated Financial Statements..................................................     26

Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts
           for the Years Ended December 31, 1992, 1993 and 1994 .....................................     38

         (Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

                                HWH CORPORATION
                INDEX TO FINANCIAL STATEMENTS FOR THE 12-MONTH
                PERIODS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                         Page
                                                                                                         ----
Report of Independent Certified Public Accountants...................................................     39

Balance Sheets, December 31, 1994 and 1993...........................................................     40

Statements of Earnings for the 12-Month Periods
  Ended December 31, 1994, 1993 and 1992.............................................................     42

Statements of Stockholders' Equity for the 12-Month Periods
  Ended December 31, 1994, 1993 and 1992.............................................................     43

Statements of Cash flows for the 12-Month Periods Ended
  December 31, 1994, 1993 and 1992...................................................................     44

Notes to Financial Statements........................................................................     46

Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts
           for the Years Ended December 31, 1992, 1993 and 1994 .....................................     56

         (Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

                         [GRANT THORNTON LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
The Coast Distribution System

   We have audited the accompanying consolidated balance sheets of The Coast Distribution System and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

   We have also audited Schedule II of The Coast Distribution System and Subsidiaries for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP


San Jose, California
March 1, 1996

                           CONSOLIDATED BALANCE SHEETS



As of December 31,                                                                  1995         1994
-------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
ASSETS
     CURRENT ASSETS
              Cash                                                                 $   501      $   413
              Accounts receivable (less allowance for
                     doubtful receivables of $937 in
                     1995 and $1,140 in 1994)                                       12,083       13,277
              Inventories                                                           48,225       42,578
              Prepaid expenses                                                         597          497
              Deferred income taxes                                                  1,782        2,001
              Income tax refunds receivable                                            285          100
                                                                                   -------      -------
                    Total current assets                                            63,473       58,866


     PROPERTY, PLANT & EQUIPMENT                                                     6,133        5,450
     OTHER ASSETS
              Investments in affiliates                                             10,891        9,381
              Costs in excess of net assets of acquired
                businesses                                                           9,447        9,835
              Non-competition agreements                                               584        1,352
              Other                                                                  1,608        1,073
                                                                                   -------      -------
                                                                                    22,530       21,641
                                                                                   -------      -------
                                                                                   $92,136      $85,957
                                                                                   =======      =======

LIABILITIES
     CURRENT LIABILITIES
              Accounts payable                                                     $ 7,376      $ 6,954
              Accrued liabilities                                                    2,005        3,264
              Notes payable                                                          1,500        3,012
              Current maturities of long-term obligations                            2,588        3,509
                                                                                   -------      -------
                    Total current liabilities                                       13,469       16,739

     LONG-TERM OBLIGATIONS                                                          38,376       32,624
     DEFERRED INCOME TAXES                                                             315          201
     COMMITMENTS                                                                       -            -
     REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                                          584          671
     SHAREHOLDERS' EQUITY
              Common stock, no par value; authorized 10,000,000 shares;
                issued and outstanding, 5,155,429 shares in 1995 and
                5,066,848 shares in 1994                                            19,155       18,940
              Cumulative translation adjustment                                         75          (69)
              Retained earnings                                                     20,162       16,851
                                                                                   -------      -------
                                                                                    39,392       35,722
                                                                                   -------      -------
                                                                                   $92,136      $85,957
                                                                                   =======      =======


        The accompanying notes are an integral part of these statements.

                       CONSOLIDATED STATEMENTS OF EARNINGS

Year Ended December 31,                                    1995               1994                1993
---------------------------------------------------------------------------------------------------------
                                                      (dollars in thousands, except for per share amounts)
Net sales                                                $169,559            $177,774            $140,152
Cost of products sold (including distribution costs)      138,806             146,987             115,670
                                                         --------            --------            --------
Gross margin                                               30,753              30,787              24,482
Selling, general and administrative expenses               22,260              23,216              19,639
                                                         --------            --------            --------
Operating margin                                            8,493               7,571               4,843
Equity in net earnings of affiliated companies              1,204               1,237               1,504
Other income (expense)
     Interest expense                                      (4,249)             (3,572)             (3,051)
     Other                                                    (22)                177                (251)
                                                         --------            --------            --------
Earnings before income taxes                                5,426               5,413               3,045
     Income tax provision                                   2,082               1,828                 608
                                                         --------            --------            --------
Net earnings                                             $  3,344            $  3,585            $  2,437
                                                         ========            ========            ========
Earnings per common and common equivalent share:
              Primary                                    $    .64            $    .71            $    .54
                                                         ========            ========            ========
              Fully diluted                              $    .64            $    .70            $    .53
                                                         ========            ========            ========


        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                                      1995        1994        1993
-----------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Cash flows from operating activities:
     Net earnings                                                           $ 3,344     $ 3,585     $ 2,437
     Adjustment to reconcile net earnings to net cash
      provided (used) by operating activities:
          Depreciation                                                        1,180         986         760
          Amortization                                                        1,501       2,167       2,184
          Loss (gain) from sale of equipment                                     (4)        (37)         12
          Equity in net earnings of affiliated companies,
                net of dividends                                               (645)       (172)       (629)
          Deferred income taxes                                                  18        (255)       (148)
          Change in assets and liabilities net of
            effects from business acquisitions:
                Accounts receivable                                           1,194      (1,343)       (881)
                Inventory                                                    (5,647)     (5,249)     (2,135)
                Prepaids and tax refunds receivable                              80         242         318
                Accounts payable                                                422        (927)         21
                Accrued liabilities                                          (1,259)        447         654
                                                                            -------     -------     -------
                                                                             (5,210)     (6,830)     (2,023)
                                                                            -------     -------     -------
          Net cash provided (used) by operating
             activities                                                         184        (556)      2,593

Cash flows from investing activities:
     Proceeds from sale of equipment                                             17         283           5
     Increase in other assets                                                  (797)       (331)       (173)
     Acquisitions of businesses, net of cash acquired                          (955)     (2,621)     (1,378)
     Capital expenditures                                                    (1,862)     (1,948)       (480)
                                                                            -------     -------     -------
          Net cash used in investing activities                              (3,597)     (4,617)     (2,026)

Cash flows from financing activities:
     Net borrowings under notes payable and
       line-of-credit agreements
     Proceeds from issuance of long-term debt                                 6,477       6,832       1,282
     Repayment of long-term debt                                                361         273         -
     Issuance of common stock under employee                                 (3,448)     (2,475)     (1,298)
       stock purchase and stock option plans
     Repurchase of common stock                                                 716         195         297
     Income tax benefit of exercise of stock options                           (589)        -          (262)
     Redemption of redeemable preferred stock                                    88          53         -
       of subsidiary
     Dividends on preferred stock of subsidiary                                 (71)        (43)        -
       Net cash provided by financing activities                                (33)        (25)        -
                                                                            -------     -------     -------
                                                                              3,501       4,810          19

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                                              1995       1994       1993
------------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)

Effect of exchange rate changes on cash                                              $  -       $  122      $  -
                                                                                     ------     ------      ------
NET INCREASE (DECREASE) IN CASH                                                          88       (241)        586
Cash beginning of year                                                                  413        654          68
                                                                                     ------     ------      ------
Cash end of year                                                                     $  501     $  413      $  654
                                                                                     ======     ======      ======
Supplemental disclosures of cash flow information:
              Cash paid during the year for:
                           Interest                                                  $4,329     $3,621      $3,059
                           Income taxes                                               2,072      1,350         801

Supplemental schedule of non-cash investing and financing activities:

       In 1994, $1,000,000 of 9.25% convertible subordinated notes were converted into 200,000 shares of common stock

       In 1994, the Company issued 280,487 shares of its common stock, valued at $1,818,000, in connection with the investment in H. Burden Limited described in Note B to the financial statements

       In 1994, in connection with acquiring the remaining capital stock of the Coast Distribution System (Canada), Inc., as described in Note B, the Company issued 91,168 shares of its common stock, valued at $629,000, and caused preferred stock, valued at $741,000, to be issued by the subsidiary. In conjunction with this acquisition, liabilities were assumed as follows:

            Fair value of assets acquired                                            $8,536
            Cash and noncash consideration paid                                       2,764
                                                                                     ------
                Liabilities assumed                                                  $5,772
                                                                                     ======

The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                       Cumulative
                                                             Common      Retained      Translation
Three Years Ended December 31, 1995                          Stock       Earnings      Adjustment   Total
-----------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Balance at January 1, 1993                                   $15,210      $10,854        $ -        $26,064

Net earnings for the year                                        -          2,437          -          2,437
Foreign currency translation adjustments                         -            -            (49)         (49)
Issuance of common stock under employee
     stock purchase plan                                          69          -            -             69
Exercise of stock options                                        228          -            -            228
Repurchase of common stock                                      (262)         -            -           (262)
                                                             -------      -------        -----      -------
Balance at December 31, 1993                                  15,245       13,291          (49)      28,487

Net earnings for the year                                        -          3,585          -          3,585
Foreign currency translation adjustments                         -            -            (20)         (20)
Issuance of common stock under employee
     stock purchase plan                                         156          -            -            156
Exercise of stock options                                         39          -            -             39
Conversion of convertible debt into common stock               1,000          -            -          1,000
Issuance of common stock in connection with
     acquisitions                                              2,447          -            -          2,447
Income tax benefit of exercise of non-qualified
     stock options                                                53          -            -             53
Dividends on preferred stock of subsidiary                       -            (25)         -            (25)
                                                             -------      -------        -----      -------
Balance at December 31, 1994                                  18,940       16,851          (69)      35,722

Net earnings for the year                                        -          3,344          -          3,344
Foreign currency translation adjustments                         -            -            144          144
Issuance of common stock under employee
     stock purchase plan                                         171          -            -            171
Exercise of stock options                                        545          -            -            545
Repurchase of common stock                                      (589)         -            -           (589)
Income tax benefit of exercise of non-qualified
     stock options                                                88          -            -             88
Dividends on preferred stock of subsidiary                       -            (33)         -            (33)
                                                             -------      -------        -----      -------
Balance at December 31, 1995                                 $19,155      $20,162        $  75      $39,392
                                                             =======      =======        =====      =======

        The accompanying notes are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

1. Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiaries. This includes the accounts of The Coast Distribution System (Canada) Inc. ("Coast Canada") subsequent to February 1994 when the Company purchased the remaining 64% of the outstanding common stock of Coast Canada. Previously, Coast Canada was accounted for as an equity investment. Investments in unconsolidated affiliates (Note D) are accounted for by the equity method. Operations of affiliates outside the United States and Canada are generally included for periods within three months of the Company's year-end to ensure preparation of consolidated financial statements on a timely basis. All material intercompany transactions have been eliminated.

2. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Inventories consist primarily of recreational replacement parts, supplies and accessories held for resale.

3. Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation and amortization are:

    Buildings and improvements               12-40 years

    Warehouse and office equipment             5-7 years

    Automobiles                                3-5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Currently the amortization periods range from 5 to 17 years.

4. Revenue Recognition. Revenue from sales of product is recognized upon shipment.

5. Industry Segment. The Company operates in one industry segment which is the distribution of recreational replacement parts, supplies and accessories. The Company distributes its product from 19 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company's revenues in 1995, 1994, or 1993.

6. Intangible Assets. The costs in excess of net assets of acquired businesses are being amortized on a straight-line basis using periods ranging from four to thirty years. Non-competition agreements are being amortized on a straight-line basis over seven years. At December 31, 1995 and 1994, the accumulated amortization applicable to intangible assets was approximately $13,788,000 and $12,975,000 respectively. On an ongoing basis, management reviews the valuation and amortization of intangibles. As part of this review, the Company evaluates the recoverability of the intangibles based upon the operating income generated by the related acquired businesses to determine if impairment has occurred.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

8. Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on a portion of the inventory purchases of its subsidiary. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 1995, there were no forward exchange contracts outstanding.

9. Income Taxes. The Company provides a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reclassifications. Certain reclassifications, not affecting earnings or retained earnings, have been made to the prior years' financial statements to conform to the current year presentation.

11. Use of Estimates. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B: ACQUISITIONS

   THE COAST DISTRIBUTION SYSTEM (CANADA) INC. - In 1991, the Company began acquiring shares of Coast Canada. In 1994 the Company increased its ownership to 100% of the outstanding shares. The cumulative purchase price paid for the shares was $2,764,000. The investment in Coast Canada was accounted for by the equity method through February 1994, and, accordingly, the equity in net earnings of Coast Canada is included in the Company's consolidated statements of earnings from the date of acquisition through February 28, 1994. As of March 1, 1994 the accounts of Coast Canada have been consolidated along with the Company's other wholly-owned subsidiaries.

   H. BURDEN LIMITED - In 1993, the Company began acquiring shares of H. Burden Limited ("Burden"). In 1995 the Company increased its ownership to 30% of the outstanding shares. The cumulative purchase price paid for the shares was $3,338,000. The investment in Burden is accounted for by the equity method and, accordingly, the equity in net earnings of Burden is included in the Company's consolidated statements of earnings from the date of acquisition through September 30, 1995.

   Pro forma results of operations assuming the Coast Canada and Burden acquisitions had occurred as of the beginning of each respective year presented have not been presented as such results do not differ materially from the reported results of operations.

NOTE C: PROPERTY, PLANT & EQUIPMENT

   Property and equipment consists of the following at December 31:

                                                   1995         1994
----------------------------------------------------------------------
                                                 (dollars in thousands)
Building                                          $ 2,792      $ 2,784
Warehouse equipment                                 3,563        2,827
Office equipment                                    5,072        4,212
Leasehold improvements                                938        1,670
Automobiles                                           150          261
                                                  -------      -------
                                                   12,515       11,754
Less accumulated depreciation
  and amortization                                  7,019        6,941
                                                  -------      -------
                                                    5,496        4,813
Land                                                  637          637
                                                  -------      -------
                                                  $ 6,133      $ 5,450
                                                  =======      =======

NOTE D: INVESTMENTS IN AFFILIATED COMPANIES

   The Company's 34% investment in HWH Corporation is accounted for using the equity method of accounting. Summarized financial information of HWH at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, is presented as follows:


Condensed Balance Sheets
As of December 31,                                    1995      1994
-----------------------------------------------------------------------
                                                  (dollars in thousands)
Cash and cash equivalents                           $ 1,259    $   219
Investments                                           3,733      4,703
Receivables                                           4,495      3,255
Inventory                                             4,984      3,313
Other current assets                                    651        875
Investments and long-term receivables                 2,387      2,938
Property and equipment                                2,719      1,432
Other assets                                             87         76
                                                    -------    -------
                                                    $20,315    $16,811
                                                    =======    =======
Current liabilities                                 $ 3,627    $ 1,762
Long-term debt                                          141        160
Shareholders' equity                                 16,547     14,889
                                                    -------    -------
                                                    $20,315    $16,811
                                                    =======    =======



Condensed Statements of Earnings
Year Ended December 31,                    1995       1994       1993
-----------------------------------------------------------------------
                                             (dollars in thousands)
Net sales                                 $30,946    $26,291    $25,919
Cost of goods sold                         20,829     16,459     14,522
                                          -------    -------    -------
Gross margin                               10,117      9,832     11,397

Selling, general and
  administrative expenses                   6,069      5,820      5,611
Other income                                  534        478        503
                                          -------    -------    -------
Earnings before income taxes                4,582      4,490      6,289
Provision for income taxes                  1,584      1,436      2,172
                                          -------    -------    -------
   Net earnings                           $ 2,998    $ 3,054    $ 4,117
                                          =======    =======    =======

   Summarized financial information of Burden at September 30, 1995 and 1994 and for the years ended September 30, 1995 and 1994 is presented as follows:

Condensed Balance Sheets
As of September 30,                                   1995        1994
------------------------------------------------------------------------
                                                   (dollars in thousands)
Cash                                                 $   115    $   115
Receivables                                            7,687      6,432
Inventory                                             12,210     11,816
Other current assets                                     388        546
Property and equipment                                 8,512      8,338
Other assets                                              92         91
                                                     -------    -------
                                                     $29,004    $27,338
                                                     =======    =======
Current maturities                                   $ 5,158    $ 6,394
Other current liabilities                              6,945      4,982
Long-term debt                                         5,953      6,077
Shareholders' equity                                  10,948      9,885
                                                     -------    -------
                                                     $29,004    $27,338
                                                     =======    =======

Condensed Statements of Earnings
Year Ended September 30,                               1995       1994
-------------------------------------------------------------------------
                                                    (dollars in thousands)
Net sales                                             $59,617    $50,075
Cost of goods sold                                     47,771     39,959
                                                      -------    -------
Gross margin                                           11,846     10,116

Selling, general and
  administrative expenses                               9,276      8,283
Other (income) expense                                    947        732
                                                      -------    -------
Earnings before income taxes                            1,623      1,101
Provision for income taxes                                642        341
                                                      -------    -------
     Net earnings                                     $   981    $   760
                                                      =======    =======

   The Company has investments in two joint ventures, Coast to Coast RV Services doing business in Australia and Accessorios Para Campers y Autobuses, S.A De C.V. doing business in Mexico. These investments are being accounted for using the equity method of accounting.

   The Company's investments in unconsolidated affiliates (excluding Coast Canada) are summarized as follows:

                                                 HWH       Burden      Other
----------------------------------------------------------------------------
                                                   (dollars in thousands)

Balance at 1/1/94                              $ 5,974     $  557       $ -
   Investments                                     -        2,108        382
   Equity in earnings (loss), net
     of goodwill amortization                    1,035        286         32
   Dividends received                           (1,050)       (15)        -
   Translation adjustments                         -           88        (16)
                                               -------     ------       ----
Balance at 12/31/94                              5,959      3,024        398
   Investments                                     -          672        140
   Equity in earnings (loss), net
     of goodwill amortization                      944        279        (19)
   Dividends received                             (525)       (34)        -
   Translation adjustments                         -           63        (10)
                                               -------     ------       ----
                                               $ 6,378     $4,004       $509
                                               =======     ======       ====

NOTE E: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at


December 31:                                                                             1995       1994
-----------------------------------------------------------------------------------------------------------
                                         (dollars in thousands)
Secured note payable to bank                                                            $29,024    $21,035

11.2% senior subordinated secured notes-due June 1, 1999                                  9,334     11,667

10% convertible senior subordinated secured notes-due June 1, 1995                          -        1,000

11.25% note collateralized by a deed of trust on land and building,
  due in monthly installments of $7, remaining principal due in November 1997               615        627

11.625% note collateralized by a deed of trust on land and building, due in
  monthly installments of $5, remaining principal due in November 1997                      441        447

10% note collateralized by a deed of trust on land and building, due in
  monthly installments of $11, final payment due in September 2004                          788        841

Other note payable                                                                          237        282

Capital lease obligations                                                                   525        234
                                                                                        -------    -------
                                                                                         40,964     36,133
Current portion                                                                           2,588      3,509
                                                                                        -------    -------
                                                                                        $38,376    $32,624
                                                                                        =======    =======

   Subsequent to 1996, annual maturities of long-term obligations (in thousands) are $3,620 in 1997, $2,597 in 1998, $2,549 in 1999, $29,188 in 2000, and $422
due thereafter.

Secured Note Payable to Bank

   The secured note payable to bank represents a revolving credit agreement, collateralized by substantially all assets of the Company. The Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to 80% of the value of their eligible accounts receivable and 50% of the value of their eligible inventory. Interest is payable at LIBOR, (5.75% at December 31, 1995) plus 150 basis points.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.2% Senior Subordinated Secured Notes- Due June 1, 1999

   The notes are collateralized by substantially all of the assets of the Company and bear interest at 11.2%. The notes require semiannual interest payments on June 1 and December 1 of each year. Annual principal payments of $2,333,000 commenced June 1, 1994 and continue through June 1, 1999.

   The note agreements relating to the secured note payable to bank and to the 11.2% senior subordinated secured notes contain certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, payment of dividends, long-term leases, and mergers and consolidations.

   The Company is in compliance with all the covenants.

NOTE F: COMMITMENTS

Operating Leases

   The Company leases its corporate offices, certain warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The office and warehouse leases expire over the next nine years and the equipment leases expire over the next five years. Minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1995 are as follows:

Year Ending
December 31,                          Equipment   Facilities      Total
------------------------------------------------------------------------
                                             (dollars in thousands)
1996                                     $19        $2,965        $2,984
1997                                       6         2,661         2,667
1998                                       5         2,221         2,226
1999                                       5         1,103         1,108
2000                                       3           165           168
Thereafter                                 -           477           477
                                         ---        ------        ------
                                         $38        $9,592        $9,630
                                         ===        ======        ======

    Rent expense charged to operations amounted to (in thousands) $3,144 in 1995, $3,780 in 1994 and $3,610 in 1993.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G: STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans - The Company has in effect a 1983 Employee Incentive Stock Option Plan, a 1987 Nonqualified Stock Option Plan and a 1993 Stock Option and Incentive Plan ("the plans") which authorize the issuance of options to purchase 650,000 shares of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors. The plans generally provide that option prices will not be less than fair market value per share on the date the option is granted, or 110% of fair market value in the case of an option granted to any employee who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company.

   Additional information with respect to stock options outstanding is as follows:

                                        Option Price
                           --------------------------------------
                            Number        Price
                           of Shares    per Share        Total
-----------------------------------------------------------------
Outstanding 1/1/93          256,626    $2.00-4.00     $   909,817
       Granted               57,200     4.63-6.50         279,550
       Exercised            (65,150)    2.00-4.00        (228,737)
       Cancelled            (10,100)    2.00-4.63         (40,238)
                           --------    ----------     -----------
Outstanding 12/31/93        238,576     2.00-6.50         920,392
       Granted              209,600     7.75-7.88       1,625,400
       Exercised            (11,442)    2.00-4.00         (38,627)
       Cancelled             (4,025)    2.00-4.63         (17,060)
                           --------    ----------     -----------
Outstanding 12/31/94        432,709     2.00-7.88       2,490,105
       Granted               97,500     6.50-7.13         546,188
       Exercised           (151,034)    2.00-4.63        (544,799)
       Cancelled           (180,925)    2.00-7.75      (1,302,438)
                           --------    ----------     -----------
Outstanding 12/31/95        198,250    $2.63-7.88     $ 1,189,056
                           ========    ==========     ===========
Exercisable 12/31/95        111,850    $2.63-7.88     $   550,956
                           ========    ==========     ===========

1987 Employee Stock Purchase Plan

   The Company has in effect an Employee Stock Purchase Plan under which 450,000 shares of the Company's common stock are reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. During the years ended December 31, 1995 and 1994, 26,013 and 37,343 shares, respectively, of common stock were issued under the Employee Stock Purchase Plan. At December 31, 1995, 231,954 shares remain available for issuance in future offering periods.

NOTE H: EMPLOYEE BENEFIT PLAN

   The Company adopted a 401(K) profit sharing plan as of January 1, 1989. All full-time employees are eligible to participate on the first quarter following completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $41,299 and $20,363 to the plan in 1995 and 1994 and made no contributions in 1993.

NOTE I: FOREIGN OPERATIONS

   A summary of the Company's operations by geographic area is presented below:

                                         1995         1994
------------------------------------------------------------
                                      (dollars in thousands)
Net Sales
     United States                     $148,021     $157,808
     Canada                              22,438       20,357
     Eliminations                          (900)        (391)

Operating Margin
     United States                        7,073        5,998
     Canada                               1,450        1,622
     Eliminations                           (30)         (49)

Identifiable Assets
     United States                       86,007       80,701
     Canada                               8,950        6,455
     Eliminations                        (2,821)      (1,199)

         Transfers between geographic areas have not been presented as they are not significant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J: INCOME TAXES

   Pretax income for the years ended December 31 was taxed under the following jurisdictions:

                                               1995      1994      1993
------------------------------------------------------------------------
                                                (dollars in thousands)
Domestic                                      $4,486    $4,021    $3,045
Foreign                                          940     1,392       -
                                              ------    ------    ------
                                              $5,426    $5,413    $3,045
                                              ======    ======    ======
------------------------------------------------------------------------

   The provision for income taxes is summarized as follows for the year ended December 31:

                                         1995        1994        1993
----------------------------------------------------------------------
                                            (dollars in thousands)
Current:
         Federal                        $1,386      $1,308       $ 556
         State                             273         246         200
         Foreign                           405         529         -
                                        ------      ------       -----
                                         2,064       2,083         756
                                        ======      ======       =====
Deferred:
         Federal                           (44)       (174)        (26)
         State                              62         (86)       (122)
         Foreign                           -             5         -
                                        ------      ------       -----
                                            18        (255)       (148)
                                        ------      ------       -----
Income tax provision                    $2,082      $1,828       $ 608
                                        ======      ======       =====
----------------------------------------------------------------------



   The total operating loss carryforwards available for state income tax purposes at December 31, 1995 aggregate $2,200,000. The earliest carryforwards begin to expire in 1996.

   Deferred tax assets (liabilities) are comprised of the following at December 31:

                                          1995        1994        1993
-----------------------------------------------------------------------
                                             (dollars in thousands)
Deferred tax assets
   Inventory capitalization              $  918      $1,096      $1,021
   Bad debt provision                       345         423         387
   Inventory reserve                        403         307         305
   Property, plant and equipment             41          92          54
   Loss carryforwards                       181         252         147
   Other                                     11           5         -
                                         ------      ------      ------
   Gross deferred tax assets              1,899       2,175       1,914
   Less valuation allowance                 (76)        (82)        (84)
                                         ------      ------      ------
                                         $1,823      $2,093      $1,830
                                         ------      ------      ------
Deferred tax liabilities
   Unremitted earnings of affiliates     $ (233)     $ (197)     $ (193)
   Property, plant and equipment            (82)         (4)        -
                                         ------      ------      ------
   Gross deferred tax liabilities          (315)       (201)       (193)
                                         ------      ------      ------
   Net deferred tax assets               $1,508      $1,892      $1,637
                                         ======      ======      ======
-----------------------------------------------------------------------



   A reconciliation between actual tax expense for the year and expected tax expense is as follows:

                                                1995         1994       1993
------------------------------------------------------------------------------
                                                    (dollars in thousands)
Earnings before income taxes                    $5,426      $5,413      $3,045
Expected income tax expense at 34%               1,845       1,840       1,035
Higher rates on earnings of foreign operations      69          46         -
Goodwill amortization                              267         233         167
Dividend exclusion on earnings of affiliate       (269)       (294)       (578)
State taxes (net of federal benefit)               225          79         230
Decrease in valuation allowance                     (6)         (2)       (186)
Exclusion of earnings of foreign affiliates        (71)        (63)        (54)
Other                                               22         (11)         (6)
                                                ------      ------      ------
Income tax provision                            $2,082      $1,828      $  608
                                                ======      ======      ======
------------------------------------------------------------------------------

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTE K: EARNINGS PER SHARE

   Earnings per share are based upon the average number of common and dilutive common equivalent (stock options and convertible notes) shares outstanding during each year (5,205,730 shares in 1995, 5,185,775 shares in 1994 and 4,878,909 shares in 1993).

NOTE L: ACCRUED LIABILITIES

   Accrued liabilities consist of the following at December 31:

                                                   1995          1994
-----------------------------------------------------------------------
                                                 (dollars in thousands)
Payroll and benefits                              $  659        $1,702
Other                                              1,346         1,562
                                                  ------        ------
                                                  $2,005        $3,264
                                                  ======        ======


NOTE M: NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). SFAS 123 requires companies to account for stock based compensation under either the fair value method, as defined, or continue the accounting prescribed by Accounting Principle Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under SFAS 123, companies that elect to continue using APB 25 are required to present pro forma net earnings and earning per share as if the fair value based method of SFAS 123 was used. The Company intends to continue accounting for stock based compensation as prescribed by APB 25 and present the disclosure requirements of SFAS 123 in 1996. The only effect of adopting SFAS 123 will be the new disclosure requirements.

   The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of that loss would be based on the fair value of the asset. SFAS 121 also generally requires long-lived assets and certain identifiable intangibles to be disposed of to be reported at the lower of the carrying amount or the fair value less cost to sell. SFAS 121 is effective for the Company's 1996 financial statements. The Company believes the adoption of SFAS 121 will not have an adverse impact on the Company's financial position or results of operations.

NOTE N: NOTES PAYABLE

   At December 31, 1995 and 1994 the Company owed its affiliate HWH $1,500,000 and $500,000, respectively. The notes payable are due on demand and interest is paid monthly at the Company's current rate payable on its secured note payable to bank (see note E).

   At December 31, 1994, Coast Canada had outstanding borrowings under a revolving credit facility amounting to $2,512,000.

NOTE O: FINANCIAL INSTRUMENTS

   The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. Investments in affiliates consists of securities for which a reasonable estimate of fair value could not be made as no quoted market prices for the securities exist and the costs of determining fair value would be excessive. As of December 31, 1995, the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities, exceed the carrying value by approximately $900,000.

NOTE P: SIGNIFICANT CONCENTRATIONS

   The Company's ability to satisfy demand for its products may be limited by the availability of those products from the Company's suppliers. For the past several years, The Dometic Corporation ("Dometic") has been the Company's principal supplier of recreational vehicle awnings, air conditioners and refrigerators, the sales of which accounted for approximately 24% and 22% of the Company's net sales in 1995 and 1994, respectively. During the quarter ended September 30, 1995, Dometic advised the Company that it had decided to vertically integrate its operations by marketing its products directly to retail parts and supply stores, repair establishments and new and used recreational vehicle dealers. Following notice by Dometic, the Company entered into a multi-year supply agreement with Recreational Vehicle Products, Inc. ("RVP"), which manufactures air conditioners under the Coleman(R) brand name and awnings under the Faulkner(R) brand name. RVP has agreed to supply the Company with its requirements for these products. It is uncertain whether or not the Company can replace business lost as a result of changing principal suppliers.

                                                                    SCHEUDULE II


                THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1993, 1994 and 1995

                                              Balance,                                             Balance,
                                            beginning of                                            end of
Description                                    period          Additions(1)     Deductions(2)       period
-----------                                 -----------        ------------     -------------    ----------
Allowance for doubtful accounts:

Year Ended December 31, 1993                $1,100,000          $360,303          $460,303       $1,000,000
Year Ended December 31, 1994                $1,000,000          $375,000          $235,000       $1,140,000
Year Ended December 31, 1995                $1,140,000          $161,000          $364,000       $  937,000

---------------
(1)    Includes addition of $78,000 as a result of an acquisition of receivables
(2)    Write-off of doubtful accounts against the allowance and recoveries.

                                              Balance,                                            Balance,
                                            beginning of                                           end of
Description                                   period          Additions(1)     Deductions(2)       period
-----------                                 -----------       ------------     -------------     ----------
Allowance for obsolete or
  slow-moving inventory:

Year Ended December 31, 1993                $1,000,000         $104,374          $224,374        $  880,000
Year Ended December 31, 1994                $  880,000         $388,000          $270,000        $  998,000
Year Ended December 31, 1995                $  998,000         $594,000          $269,000        $1,323,000

----------------
(1)    Includes addition of $149,000 as a result of an acquisition of inventory.
(2) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

                         [GRANT THORNTON LETTERHEAD]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
HWH Corporation

We have audited the accompanying balance sheets of HWH Corporation (a Montana corporation) as of December 31, 1995 and 1994 and the related statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HWH Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years in the period ended December 31, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP

Chicago, Illinois
February 16, 1996

HWH Corporation
BALANCE SHEETS
December 31,

===============================================================================================================
                                  ASSETS                                             1995              1994
                                                                                  -----------       -----------
CURRENT ASSETS
   Cash and cash equivalents  . . . . . . . . . . . . . . . . . . . . . . .       $ 1,258,956       $   218,670
   Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3,733,398         4,702,863
   Receivables
      Trade, less allowance for doubtful accounts of $400,000 in
         1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .         4,377,586         2,971,662
      Notes, including affiliate notes of $1,500,000 in 1995 and
         $500,000 in 1994 . . . . . . . . . . . . . . . . . . . . . . . . .         1,575,000           728,417
      Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            42,640            55,523
                                                                                  -----------       -----------
                                                                                    5,995,226         3,755,602

   Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,983,865         3,312,487
   Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           278,098           223,542
   Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .           373,000           464,000
   Refundable income taxes  . . . . . . . . . . . . . . . . . . . . . . . .               -             188,396
                                                                                  -----------       -----------
              Total current assets  . . . . . . . . . . . . . . . . . . . .        16,622,543        12,865,560

LONG-TERM INVESTMENTS AND RECEIVABLES

   Investments  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           687,295         2,186,225
   Notes receivable, less current maturities  . . . . . . . . . . . . . . .           200,000           251,866
                                                                                  -----------       -----------
                                                                                      887,295         2,438,091
PROPERTY, PLANT AND EQUIPMENT

   Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            58,492            58,492
   Building and building improvements . . . . . . . . . . . . . . . . . . .         1,401,875         1,381,745
   Machinery and equipment  . . . . . . . . . . . . . . . . . . . . . . . .         1,115,054         1,074,187
   Transportation equipment . . . . . . . . . . . . . . . . . . . . . . . .           437,440           412,635
   Office equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .           428,206           388,817
                                                                                  -----------       -----------
                                                                                    3,441,067         3,315,876

      Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .         2,247,809         2,057,887
                                                                                  -----------       -----------
                                                                                    1,193,258         1,257,989

      Construction in progress  . . . . . . . . . . . . . . . . . . . . . .         1,525,747           174,002
                                                                                  -----------       -----------
                                                                                    2,719,005         1,431,991
OTHER ASSETS

   Cash surrender value of life insurance policy  . . . . . . . . . . . . .            84,162            72,119
   Loan acquisition costs . . . . . . . . . . . . . . . . . . . . . . . . .             3,319             3,793
                                                                                  -----------       -----------
                                                                                       87,481            75,912
                                                                                  ----------        -----------
                                                                                  $20,316,324       $16,811,554
                                                                                  ===========       ===========

HWH CORPORATION
BALANCE SHEETS - CONTINUED
DECEMBER 31,

=========================================================================================================
    LIABILITIES AND STOCKHOLDERS' EQUITY                                           1995          1994
                                                                                -----------   -----------
CURRENT LIABILITIES
   Current maturities of long-term debt . . . . . . . . . . . . . . . . . .     $    20,000   $    20,000
   Note payable - director  . . . . . . . . . . . . . . . . . . . . . . . .         675,000           -
   Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,498,182       671,392
   Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,126,721     1,070,537
   Income taxes payable . . . . . . . . . . . . . . . . . . . . . . . . . .         307,354           -
                                                                                -----------   -----------
           Total current liabilities  . . . . . . . . . . . . . . . . . . .       3,627,257     1,761,929

LONG-TERM DEBT, less current maturities . . . . . . . . . . . . . . . . . .         140,000       160,000

COMMITMENTS AND CONTINGENCIES . . . . . . . . . . . . . . . . . . . . . . .             -             -

DEFERRED INCOME TAX LIABILITY . . . . . . . . . . . . . . . . . . . . . . .           2,000         1,000

STOCKHOLDERS' EQUITY

   Capital stock

      Common, Class A, 8.19 votes per share; no par value;
         authorized, issued and outstanding, 10,000 shares  . . . . . . . .          10,000        10,000
      Common, Class B, .63 votes per share; no par value;
         authorized, 240,000 shares; issued, 201,926 shares . . . . . . . .         264,428       264,428
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,311,927    14,849,058
   Net unrealized gain (loss) on investments available-for-sale . . . . . .          39,567      (156,006)
                                                                                -----------   -----------
                                                                                 16,625,922    14,967,480

   Less 7,210 shares of Class B common stock in treasury in
      1995 and 1994 - at cost . . . . . . . . . . . . . . . . . . . . . . .          78,855        78,855
                                                                                -----------   -----------
                                                                                 16,547,067    14,888,625
                                                                                -----------   -----------
                                                                                $20,316,324   $16,811,554
                                                                                ===========   ===========

The accompanying notes are an integral part of these statements.

HWH CORPORATION
STATEMENTS OF EARNINGS
YEAR ENDED DECEMBER 31,

===============================================================================================================
                                                                     1995             1994             1993
                                                                  -----------      -----------      -----------
Net sales . . . . . . . . . . . . . . . . . . . . . . . .         $30,946,325      $26,291,351      $25,918,992

Cost of goods sold  . . . . . . . . . . . . . . . . . . .          20,829,025       16,458,700       14,521,920
                                                                  -----------      -----------      -----------
         Gross profit . . . . . . . . . . . . . . . . . .          10,117,300         9,832,651      11,397,072

Selling, general and administrative expenses  . . . . . .           6,069,166        5,820,434        5,611,345
                                                                  -----------      -----------      -----------
         Operating profit . . . . . . . . . . . . . . . .           4,048,134        4,012,217        5,785,727

Other income (expense)

   Dividend income  . . . . . . . . . . . . . . . . . . .             160,435          130,700          121,148
   Interest income  . . . . . . . . . . . . . . . . . . .             349,795          400,185          382,917
   Interest expense . . . . . . . . . . . . . . . . . . .             (10,943)          (7,158)          (5,722)
   Gain (loss) on sale of securities  . . . . . . . . . .              34,659          (52,167)           1,083
   Miscellaneous  . . . . . . . . . . . . . . . . . . . .                 558            6,312            4,037
                                                                  -----------      -----------      -----------
                                                                      534,504          477,872          503,463
                                                                  -----------      -----------      -----------
         Earnings before income taxes . . . . . . . . . .           4,582,638        4,490,089        6,289,190

Income tax expense (benefit)

   Current    . . . . . . . . . . . . . . . . . . . . . .           1,598,399        1,482,420        2,432,636
   Deferred . . . . . . . . . . . . . . . . . . . . . . .             (14,000)         (46,000)        (260,250)
                                                                  -----------      -----------      -----------
                                                                    1,584,399        1,436,420        2,172,386
                                                                  -----------      -----------      -----------
         NET EARNINGS . . . . . . . . . . . . . . . . . .         $ 2,998,239      $ 3,053,669      $ 4,116,804
                                                                  ===========      ===========      ===========
         EARNINGS PER COMMON SHARE  . . . . . . . . . . .         $     14.65      $     14.92      $     20.11
                                                                  ===========      ===========      ===========


The accompanying notes are an integral part of these statements.

HWH Corporation
STATEMENT OF STOCKHOLDERS' EQUITY
Three years ended December 31, 1995

====================================================================================================================================
                                               Common     Common     Treasury                 Net unrealized gain         Total
                                                stock     stock       stock      Retained    (loss) on investments    stockholders'
                                               Class A   Class B     at cost     earnings     available-for-sale         equity
                                               -------   --------    --------   -----------  ---------------------    -------------
Balance at January 1, 1993  . . . . . . .      $10,000   $264,428    $(78,855)  $13,308,275        $     -             $13,503,848

Net earnings  . . . . . . . . . . . . . .          -          -           -       4,116,804              -               4,116,804

Cash dividends on common
   stock ($12.50 per share)   . . . . . .          -          -           -      (2,558,950)             -              (2,558,950)
                                               -------   --------    --------   -----------        ---------           -----------
Balance at December 31, 1993  . . . . . .       10,000    264,428     (78,855)   14,866,129              -              15,061,702

Net effect of change in accounting
   for investments available-for-sale
   at January 1, 1994   . . . . . . . . .          -          -           -             -             42,725                42,725

Net earnings  . . . . . . . . . . . . . .          -          -           -       3,053,669              -               3,053,669

Cash dividends on common stock
   ($15.00 per share)   . . . . . . . . .          -          -           -      (3,070,740)             -              (3,070,740)

Increase in net unrealized loss on
   investments available-for-sale   . . .          -          -           -             -           (198,731)             (198,731)
                                               -------   --------    --------   -----------        ---------           -----------
Balance at December 31, 1994  . . . . . .       10,000    264,428     (78,855)   14,849,058         (156,006)           14,888,625

Net earnings  . . . . . . . . . . . . . .          -          -           -       2,998,239              -               2,998,239

Cash dividends on common stock
   ($7.50 per share)  . . . . . . . . . .          -          -           -      (1,535,370)             -              (1,535,370)

Increase in net unrealized gain on
   investments available-for-sale   . . .          -          -           -             -            195,573               195,573
                                               -------   --------    --------   -----------        ---------           -----------
Balance at December 31, 1995  . . . . . .      $10,000   $264,428    $(78,855)  $16,311,927        $  39,567           $16,547,067
                                               =======   ========    ========   ===========        =========           ===========


The accompanying notes are an integral part of these statements.

HWH CORPORATION
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,

==============================================================================================================
                                                                    1995             1994             1993
                                                                 -----------      -----------      -----------
Cash flows from operating activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . .        $ 2,998,239      $ 3,053,669      $ 4,116,804
   Adjustments to reconcile net earnings to net
      cash provided by operating activities:
         Depreciation and amortization  . . . . . . . . .            190,396          196,381          165,583
         Loss on sale of fixed assets . . . . . . . . . .                -                -              2,741
         (Gain) loss on sale of securities  . . . . . . .            (34,659)          52,167           (1,083)
         Deferred income taxes  . . . . . . . . . . . . .            (14,000)         (46,000)        (260,250)
         Provision for losses on accounts receivable  . .             18,112           47,237          282,226
         (Increase) decrease in assets
           Receivables  . . . . . . . . . . . . . . . . .         (1,411,153)         515,062          (36,722)
           Inventories  . . . . . . . . . . . . . . . . .         (1,671,378)        (541,831)        (476,844)
           Prepaid expenses   . . . . . . . . . . . . . .            (54,556)        (153,023)         372,849
           Refundable income taxes  . . . . . . . . . . .            188,396         (188,396)             -
         Increase (decrease) in liabilities
           Accounts payable   . . . . . . . . . . . . . .            826,790           32,742          145,175
           Accrued expenses   . . . . . . . . . . . . . .             56,184          104,139          147,072
           Income taxes payable   . . . . . . . . . . . .            307,354         (254,854)        (177,577)
                                                                 -----------      -----------      -----------
              Total adjustments   . . . . . . . . . . . .         (1,598,514)        (236,376)         163,170
                                                                 -----------      -----------      -----------
              Net cash provided by operating
                 activities . . . . . . . . . . . . . . .          1,399,725        2,817,293        4,279,974

Cash flows from investing activities:

   Disbursements on notes receivable  . . . . . . . . . .         (1,650,000)        (225,000)        (450,000)
   Principal payments received on notes receivable  . . .            855,283          207,680           61,985
   Proceeds from sale of securities . . . . . . . . . . .          2,944,804        2,554,631        1,696,169
   Purchase of securities . . . . . . . . . . . . . . . .           (140,177)      (4,920,615)      (2,162,262)
   Capital expenditures . . . . . . . . . . . . . . . . .         (1,476,936)        (335,594)        (270,668)
   Proceeds from sale of fixed assets . . . . . . . . . .                -                -             13,118
   Increase in cash surrender value of life
      insurance policy  . . . . . . . . . . . . . . . . .            (12,043)         (11,118)         (10,081)
                                                                 -----------      -----------      -----------
              Net cash provided by (used in)
                 investing activities . . . . . . . . . .            520,931       (2,730,016)      (1,121,739)

HWH CORPORATION
STATEMENTS OF CASH FLOWS - CONTINUED
YEAR ENDED DECEMBER 31,

=============================================================================================================
                                                                   1995             1994             1993
                                                                -----------      -----------     ------------
Cash flows from financing activities:
   Dividends paid     . . . . . . . . . . . .                   $(1,535,370)     $(3,070,740)     $(2,558,950)
   Principal payment on long-term debt  . . . . . . . . .           (20,000)         (20,000)         (20,000)
   Proceeds from issuance of note payable . . . . . . . .           675,000              -                -
                                                                -----------      -----------     ------------
              Net cash used in financing activities . . .          (880,370)      (3,090,740)      (2,578,950)
                                                                -----------      -----------     ------------
              NET INCREASE (DECREASE) IN CASH
                 AND CASH EQUIVALENTS . . . . . . . . . .         1,040,286       (3,003,463)         579,285

Cash and cash equivalents at beginning of year  . . . . .           218,670        3,222,133        2,642,848
                                                                -----------      -----------     ------------
Cash and cash equivalents at end of year  . . . . . . . .       $ 1,258,956      $   218,670      $ 3,222,133
                                                                ===========      ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest  . . . . . . . . . . . . . . . . . . . . .       $    10,943      $     7,333      $     8,238
      Income taxes    . . . . . . . . . . . . . . . . . .         1,106,804        1,925,530        2,610,213

Supplemental schedule of non-cash investing and
   financing activities:
         Increase in net unrealized (gain) loss on investments available-for-sale, net of deferred tax expense (benefit) of

           $106,000 in 1995 and $(84,000) in 1994   . . .       $  (195,573)     $   198,731      $      -


The accompanying notes are an integral part of these statements.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

HWH Corporation (the "Company") manufactures vehicle leveling systems and related parts. The Company grants credit to customers, the majority of whom are manufacturers and distributors in the recreational vehicle industry throughout the United States and Europe. Certain reclassifications have been made to the 1994 amounts to conform with the 1995 presentation.

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

Depreciation of property, plant and equipment is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using both straight-line and accelerated methods. Depreciable lives by asset classification are as follows:

                                                                                              Life in
                                                                                               years
                                                                                              -------
Building and building improvements  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5 - 31
Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3 - 10
Transportation equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3 -  7
Office equipment  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5 - 10

INVESTMENTS IN DEBT AND QUALIFYING EQUITY SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards Board No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In accordance with SFAS No. 115, investments in debt and qualifying equity securities are classified as either held-to-maturity, trading or available-for-sale. Held-to[HL] maturity investments are debt securities that the Company has the positive intent and ability to hold to maturity. These investments are recorded at amortized cost. Debt and equity securities purchased principally for the purpose of resale in the near term are classified as trading investments and are recorded at fair value. Unrealized gains or losses on these investments are included in earnings of the current period. Other debt and equity securities that are not categorized as held-to-maturity or trading are classified as available-for-sale and reported at fair value. Unrealized gains or losses on these securities are reported as a separate component of stockholders' equity, net of applicable income tax expense or benefit. The effect of adopting this statement was not material.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INCOME TAXES

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences reverse. Deferred tax expense (benefit) is the result of changes in deferred tax assets and liabilities. The principal types of differences between assets and liabilities for financial statement and tax return purposes are inventory capitalization, bad debt provision, and warranty claims accrual.

EARNINGS PER SHARE

Earnings per common share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the year.

LOAN ACQUISITION COSTS

Loan acquisition costs are being amortized over the life of the bond issue on a straight-line basis.

CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS

The carrying amounts of cash equivalents, accounts receivable and accounts payable approximate fair value because of the short-term nature of these items. Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of notes payable approximates the carrying value. The fair value of notes receivable is estimated based on rates offered for instruments with similar characteristics and does not materially differ from their carrying value. The fair value of investments in marketable securities are estimated based on quotes from brokers or current rates offered for instruments with similar characteristics. Management believes the estimated fair value of a cost-basis investment equals or exceeds its carrying value although there can be no assurances that this is the case.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE B - NOTES RECEIVABLE

Notes receivable at December 31, 1995 and 1994 consist of the following:

                                                                                     1995         1994
                                                                                  ----------    --------
Unsecured note receivable from The Coast Distribution System ("Coast"), an affiliated company, due on demand, with interest to be paid monthly
   at a rate of LIBOR plus 1.5% (7.25% at December 31, 1995) . . . . . . . . .    $1,500,000    $500,000

9.5% note, receivable in installments of $50,000 on January 1, 1996 and 1997, with the balance due January 1, 1998, interest to be paid semiannually,
   collateralized by certain real estate and personal property . . . . . . . .       250,000     250,000

7% unsecured note receivable, due on demand, with interest to be
   paid monthly  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -       200,000

Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        25,000      30,283
                                                                                  ----------    --------
                                                                                   1,775,000     980,283

   Less current maturities . . . . . . . . . . . . . . . . . . . . . . . . . .     1,575,000     728,417
                                                                                  ----------    --------
                                                                                  $  200,000    $251,866
                                                                                  ==========    ========


The accompanying notes are an integral part of these statements.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

================================================================================

NOTE B - NOTES RECEIVABLE - CONTINUED

Changes in the balances of notes receivable for the three years ended December 31, 1995 were as follows:

                                   9% note     9.25% note   7.25% note    7% note
                                  receivable   receivable   receivable   receivable        Other         Total
                                  ----------   ----------   ----------   ----------      ---------     ----------
Balance at January 1, 1993. . .    $ 36,700      $ 17,800   $  500,000    $     -        $  20,448     $  574,948
Additions . . . . . . . . . . .         -             -            -            -          450,000        450,000
Deductions  . . . . . . . . . .     (36,700)      (17,800)         -            -           (7,485)       (61,985)
                                   --------      --------   ----------    ---------      ---------     ----------
Balance at December 31, 1993. .         -             -        500,000          -          462,963        962,963
Additions . . . . . . . . . . .         -             -            -        200,000         25,000        225,000
Deductions  . . . . . . . . . .         -             -            -            -         (207,680)      (207,680)
                                   --------      --------   ----------    ---------      ---------     ----------
Balance at December 31, 1994. .         -             -        500,000      200,000        280,283        980,283
Additions . . . . . . . . . . .         -             -      1,500,000      150,000            -        1,650,000
Deductions  . . . . . . . . . .         -             -       (500,000)    (350,000)        (5,283)      (855,283)
                                   --------      --------   ----------    ---------      ---------     ----------
Balance at December 31, 1995. .    $    -        $    -     $1,500,000    $     -        $ 275,000     $1,775,000
                                   ========      ========   ==========    =========      =========     ==========

================================================================================
NOTE C - INVESTMENTS

The Company holds the following investments as of December 31:

                                                                                       1995          1994
                                                                                    ----------    ----------
Current
   Marketable equity securities   . . . . . . . . . . . . . . . . . . . . .         $2,019,900    $2,376,576
   Government mutual funds  . . . . . . . . . . . . . . . . . . . . . . . .            112,951       114,717
   U.S. treasury securities   . . . . . . . . . . . . . . . . . . . . . . .          1,349,179     2,211,570
   Obligations of political subdivisions  . . . . . . . . . . . . . . . . .            251,368            -
                                                                                    ----------    ----------
                                                                                    $3,733,398    $4,702,863
                                                                                    ==========    ==========
Long-term
   Marketable corporate bonds   . . . . . . . . . . . . . . . . . . . . . .         $  257,282    $  257,282
   Obligations of political subdivisions  . . . . . . . . . . . . . . . . .            430,013       581,386
   U.S. treasury securities   . . . . . . . . . . . . . . . . . . . . . . .               -        1,347,557
                                                                                    ----------    ----------
                                                                                    $  687,295    $2,186,225
                                                                                    ==========    ==========

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE C - INVESTMENTS - CONTINUED

The amortized cost and fair value of available-for-sale securities as of December 31, 1995 are summarized as follows:

                                                                      Gross          Gross        Amortized
                                                   Amortized       Unrealized     Unrealized       Cost at
                                                       Cost           Gains         Losses        Fair Value
                                                   ----------      ----------     ----------      ----------
    Marketable equity securities  . . . . . .      $1,929,759       $191,080       $100,939       $2,019,900
    Government mutual funds   . . . . . . . .         141,525            -           28,574          112,951
                                                   ----------       --------       --------       ----------
                                                   $2,071,284       $191,080       $129,513       $2,132,851
                                                   ==========       ========       ========       ==========

Proceeds from sales of available-for-sale securities were approximately $734,253 for the year ended December 31, 1995. These sales resulted in gross realized gains of approximately $36,754 and gross realized losses of approximately $(2,083) using a specific identification basis. The net unrealized holding gain increased approximately $302,000 in 1995.

The amortized cost and fair value of held-to-maturity securities as of December 31, 1995 are summarized as follows:

                                                                      Gross          Gross
                                                    Amortized       Unrealized     Unrealized
                                                       Cost           Gains          Losses       Fair Value
                                                    ----------      ----------     ----------     ----------
    Marketable corporate bonds  . . . . . . .       $  257,282        $   -          $1,705       $  255,577
    Obligations of political subdivisions   .          681,381          7,539         1,642          687,278
    U.S. treasury securities  . . . . . . . .        1,349,179          5,384           -          1,354,563
                                                    ----------        -------        ------       ----------
                                                    $2,287,842        $12,923        $3,347       $2,297,418
                                                    ==========        =======        ======       ==========

The amortized cost and fair value of securities being held-to-maturity as of December 31, 1995, by contractual maturity, are shown below:

                                                                              Amortized
                                                                                 Cost       Fair Value
                                                                              ----------    ----------
    Due in one year or less   . . . . . . . . . . . . . . . . . . . . . . .   $1,600,546    $1,604,289
    Due after one year through five years   . . . . . . . . . . . . . . . .      330,014       335,052
    Due after five years through ten years  . . . . . . . . . . . . . . . .      100,000       102,500
    Due after ten years   . . . . . . . . . . . . . . . . . . . . . . . . .      257,282       255,577
                                                                              ----------    ----------
                                                                              $2,287,842    $2,297,418
                                                                              ==========    ==========

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE D - INVENTORIES

Inventories consist of the following at December 31:

                                                       1995           1994
                                                    ----------     ----------
Purchased materials . . . . . . . . . . . . . .     $3,175,177     $2,416,461
Work-in-process . . . . . . . . . . . . . . . .      1,322,151        531,580
Finished goods  . . . . . . . . . . . . . . . .        486,537        364,446
                                                    ----------     ----------
   Total  . . . . . . . . . . . . . . . . . . .     $4,983,865     $3,312,487
                                                    ==========     ==========

===============================================================================


NOTE E - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1995, 1994 and 1993, the Company had sales to Coast of approximately $3,700,000, $3,600,000, and $3,200,000, respectively. Coast owns 69,971 shares, or approximately 34% of the Company's outstanding Class B common stock. Trade receivable balances from Coast at December 31, 1995 and 1994 were approximately $55,000 and $356,000, respectively.

During the years ended December 31, 1995, 1994 and 1993, the Company purchased component parts from UP Electronics, a corporation affiliated through common ownership, which totaled approximately $1,540,000, $1,120,000, and $830,000, respectively. In addition, the Company recognized rental income from this affiliate of approximately $92,000 for the year ended December 31, 1993.

Leases with CDC Limited, a company affiliated through common ownership, and UP electronics are described in note H.

In 1995, a director of the Company loaned $675,000 to the Company in the form of a demand note, bearing interest at an annual rate of 5.5%.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE F - PLEDGED ASSETS AND LONG-TERM DEBT

In August, 1983, the Company obtained $400,000 of the City of Wilton, Iowa, Industrial Development Revenue Bonds, Series 1983 for the purpose of providing funds to construct and expand the existing manufacturing facility of the Company. The bonds bear interest equal to a defined money market certificate rate (5.39% at December 31, 1995) and mature in annual amounts of $20,000 on each August 1 through 2003. As of December 31, 1995, $160,000 of the bonds remain outstanding.

The Company maintains a $200,000 line of credit, which expires February, 1996, with interest at the bank's base rate. There were no outstanding borrowings under the line of credit as of December 31, 1995 and 1994.

The outstanding revenue bonds and any amounts borrowed under the line of credit are collateralized by all receivables, inventories and property and equipment of the Company.

Future annual maturities of long-term debt as of December 31, 1995 are as follows:

Year ending December 31,
   1996   . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  20,000
   1997   . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000
   1998   . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000
   1999   . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000
   2000   . . . . . . . . . . . . . . . . . . . . . . . . . . .      20,000
   2001 and thereafter  . . . . . . . . . . . . . . . . . . . .      60,000
                                                                   --------
                                                                   $160,000
                                                                   ========

===============================================================================

NOTE G - PROFIT-SHARING PLAN

The Company has a profit-sharing plan for all eligible employees who have met certain qualifications as prescribed by the plan. The Company's contribution is discretionary and determined annually by the Board of Directors. Amounts contributed for the years ended December 31, 1995, 1994 and 1993 were approximately $407,000, $350,000, and $265,000, respectively.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE H - LEASE COMMITMENTS

The Company leases certain machinery and equipment from an affiliated company, CDC Limited (CDC), under a master lease agreement dated October 1, 1988. The initial lease was for three years and included five one-year renewal options. The final renewal option expires October 1, 1996. The lease requires annual rentals of $847,000 plus the payment of insurance and normal maintenance.

The Company also leases certain facilities from an affiliated company, UP Electronics. The lease requires monthly rent payments of $2,917, including taxes, insurance, utilities and maintenance. The lease contains one-year renewal options through September 30, 1997.

Rent expense under all leases for the years ended December 31, 1995, 1994 and 1993 was approximately $905,000, $734,000, and $724,000, respectively.

===============================================================================

NOTE I - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                        1995          1994
                                                     ----------    ----------
Payroll . . . . . . . . . . . . . . . . . . .        $  153,051    $  114,323
Profit-sharing  . . . . . . . . . . . . . . .           407,177       350,000
Warranty claims . . . . . . . . . . . . . . .           500,000       500,000
Other . . . . . . . . . . . . . . . . . . . .            66,493       106,213
                                                     ----------    ----------
                                                     $1,126,721    $1,070,537
                                                     ==========    ==========

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE J - INCOME TAXES

The difference between income tax rates computed by applying the Federal statutory income tax rate to income before provision for income taxes and the effective income tax rate is reconciled as follows at December 31:

                                       1995         1994        1993
                                       ----         ----        ----
Federal statutory rate  . . . . . .    34.0%        34.0%       34.0%
Other - net . . . . . . . . . . . .      .6         (2.0)         .5
                                       ----         ----        ----
Effective income tax rate . . . . .    34.6%        32.0%       34.5%
                                       ====         ====        ====

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and liabilities at December 31 are as follows:

                                                        1995       1994
                                                      --------   --------
Deferred income tax assets:
   Allowance for doubtful receivables   . . . . . .   $140,000   $140,000
   Warranty claims  . . . . . . . . . . . . . . . .    175,000    175,000
   Uniform inventory capitalization   . . . . . . .     80,000     65,000
   Unrealized loss on investments   . . . . . . . .        -       84,000
                                                      --------   --------
             Total deferred income tax assets . . .    395,000    464,000

Deferred income tax liabilities:

   Unrealized gain on investments   . . . . . . . .    (22,000)       -
   Depreciation   . . . . . . . . . . . . . . . . .     (2,000)    (1,000)
                                                      --------   --------
             Total deferred income tax liabilities.    (24,000)    (1,000)
                                                      --------   --------
             Net deferred tax assets  . . . . . . .   $371,000   $463,000
                                                      ========   ========

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1995, 1994 AND 1993

===============================================================================

NOTE K - MAJOR CUSTOMERS

Net sales for the years ended December 31, 1995, 1994 and 1993 included sales to the following major customers:

                                                       Net Sales
                                       ---------------------------------------
                                          1995           1994         1993
                                       -----------   -----------   -----------
Customer A  . . . . . . . . . . . . .  $ 5,461,000   $ 4,810,000   $ 5,648,000
Customer B  . . . . . . . . . . . . .    3,913,000     3,597,000     3,169,000
Customer C  . . . . . . . . . . . . .    3,683,000     2,458,000     1,794,000
                                       -----------   -----------   -----------
                                       $13,057,000   $10,865,000   $10,611,000
                                       ===========   ===========   ===========

At December 31, 1995, approximately 21% of total receivables was due from the Company's most significant customer.

===============================================================================

NOTE L - STOCK PURCHASE PLAN

Under the provisions of a stock purchase plan, the Company has offered to purchase its outstanding common stock at a price of $81 per share which is equal to five times the after tax earnings per share, averaged over the past five years. The total value of shares to be offered for purchase is determined annually by the Board of Directors. This offer is effective through April 1, 1996.

===============================================================================

NOTE M - LITIGATION

The Company is a defendant in several lawsuits seeking monetary damages. Management believes that the outcome of these lawsuits will not have a material impact on the Company.

HWH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
================================================================================

                                                  Additions charged to
                                     Balance at   --------------------                     Balance
                                     beginning    Costs and    Other                      at end of
Description                          of period    expenses    accounts   Deductions(1)     period
                                     ---------    ---------   --------   -------------    ---------
Allowance for doubtful receivables

Year ended December 31, 1995          $400,000    $ 18,112    $     -       $ 18,112      $400,000

Year ended December 31, 1994          $330,000    $ 47,237    $     -       $(22,763)     $400,000

Year ended December 31, 1993          $330,000    $282,226    $     -       $282,226      $330,000

Warranty reserve

Year ended December 31, 1995          $500,000    $421,467    $     -       $421,467      $500,000

Year ended December 31, 1994          $500,000    $398,494    $     -       $398,494      $500,000

Year ended December 31, 1993          $200,000    $656,687    $     -       $356,687      $500,000

----------
Note: (1)  Uncollectible receivables charged off, net of recoveries.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1996 for the Company's 1996 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1996 for the Company's 1996 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1996 for the Company's 1996 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1996 for the Company's 1996 annual shareholders' meeting.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as part of this Report:

                 (1) Financial Statements of The Coast Distribution System and Financial Statement Schedules: See Index to Financial Statements on Page 19.

                 (2) Separate Financial Statements of HWH Corporation, a 50% or less owned person: See Index to Financial Statements of HWH Corporation on Page 19.

                 (3)      Exhibits:


  Exhibit
  Number
  -------
    3.1*         Articles of Incorporation of the Company, as currently in
                 effect.

    3.2*         Bylaws of the Company, as currently in effect.

   10.1**        Bank of America NT&SA Loan Agreement (Receivables and
                 Inventory).

   10.2**        Bank of America NT&SA Master Note.

   10.3**        Bank of America NT&SA Security Agreement (Receivables and
                 Inventory).

   10.4**        Bank of America NT&SA Security Agreement (Equipment and Farm
                 Products).

   10.5**        Continuing Guarantee of Indebtedness of Coast R.V., Inc. by
                 Coast Fabrication, Inc.

   10.6**        Continuing Guarantee of Indebtedness of Coast R.V., Inc. by
                 Thomas R. McGuire.

   10.7**        1983 Employee Incentive Stock Option Plan.

   10.8**        Industrial Lease Agreement dated May 30, 1978.

   10.10**       Standard Lease Agreement dated July 19, 1983.

   10.11 Agreement of Purchase and Sale dated September 13, 1984, among the Company, Trailer Equipment Distributors, Inc. ("Tedco") and its Principal Shareholder. (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form
                 8-K dated September 26, 1984.)

   10.12         Lease Agreement dated September 26, 1984, by and between the
                 Company and Tedco. (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated September 26, 1984.)

   10.13 Option Agreement, with form of Real Estate Purchase Agreement attached, relating to the warehouse and office facility being leased by the Company from Tedco. (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated September 26, 1984.)

   10.14 Bank Loan Agreement dated July 19, 1984, between the Company and Bank of America NT&SA. (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form
                 10-K for the fiscal year ended December 31, 1984.)

   10.15 Agreement of Purchase and sale dated May 3, 1985, between the Company and Rogers Distributing Corporation. (Incorporated by reference to the same numbered exhibit in the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1985.)

   10.16         Stock Purchase Agreement dated April 29, 1985, among the
                 Company and certain purchasers named therein. (Incorporated by reference to the same numbered exhibit in the Company's
                 Quarterly Report on Form 10-Q for the quarter ended March 31,
                 1985.)

   10.17*        Amended and Restated 1983 Employee Stock Option Plan.

   10.18 Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated June 28, 1985.)

   10.19 Loan and Security Agreement dated June 28, 1985, between Coast R.V., Inc. and Mellon Financial Services Corporation. (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated June 28, 1985.)

   10.20 Note Purchase Agreement dated June 27, 1985 relating to the Company's 11.5% Convertible Subordinated Notes due 1993. (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated June 28, 1985.)

   10.21 Amendment No. 2 dated February 29, 1988 to Loan and Security Agreement between Coast R.V., Inc. and Mellon Financial Services Corporation. (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K dated March 28, 1988.)

   10.22 Nonqualified Stock Option Plan - 1987. (Incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form S-8 (File No. 33-15322) filed with the Commission on June 25, 1987.)

   10.23 1987 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form S-8 (File No. 33-18696) filed with the Commission on December 1, 1987.)

   10.24 Agreement of Purchase and Sale of Assets dated as of March 24, 1988 entered into between the Company and SunWest Wholesale Distributors. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated April 1, 1988.)

   10.25 Note Agreement dated as of March 15, 1988 between the Company and Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 10-K dated April 1, 1988.)

   10.26 Stock Purchase Agreement dated as of May 22, 1989 relating to the acquisition of shares of HWH Corporation. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated May 24, 1989.)

   10.27 Letter Agreement between Company and Furman Selz relating to HWH Shares. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated May 24, 1989.)

   10.28 Note Agreement dated as of June 1, 1989 among the Company and Massachusetts Mutual Life Insurance Company, MassMutual Participation Investors, and MassMutual Corporate Investors, relating to sale and issuance of $14,000,000 of 10-year Subordinated Notes and $1,000,000 of 6-year Convertible Subordinated Notes. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated August 17, 1989.)

   10.29 Asset Purchase Agreement dated as of August 17, 1989 which provides for the acquisition of substantially all of the assets of Griffin's Outboard Marine, Inc. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated August 17, 1989.)

   10.30 Amendment dated September 22, 1989 to Griffin's Outboard Marine Asset Purchase Agreement. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated September 22, 1989.)

   10.31 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (No. 33-64582) filed with the Commission on June 17, 1993.)

   10.32 Share Option Agreement dated as of March 19, 1993, among the Company, H. Burden Limited ("Burden) and the shareholders of Burden, pursuant to which the Company has acquired common shares, and may acquire additional common shares, of Burden. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 29, 1994.)

   10.33 Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995.)

   10.34 Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

   11.1          Statement re Computation of Earnings per Share

   21            Subsidiaries.

   23.1 Consent of Grant Thornton, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System.

   23.2 Consent of Grant Thornton, Independent Certified Public Accountants, re Financial Statements of HWH Corporation.

   24            Power of Attorney - Included on Signature Page

   27            Financial Data Sheet

   99.1 First Amended Complaint filed by the Company on October 4, 1991, in the U.S. Federal District Court, in the action entitled The Coast Distribution System vs. Van American, Inc., et al. (Incorporated by reference to the same numbered exhibit to the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 1991.)

   99.2 Complaint filed by the Company on November 1, 1995 in the California Superior Court for the County of Santa Clara, California, in the action entitled The Coast Distribution System vs. Dometic Corporation et al.

Compensation Plans and Arrangements
-----------------------------------

         1983 Employee Stock Option Plan, as amended -- See Exhibit 10.17 above.

         Nonqualified Stock Option Plan - 1987 -- See Exhibit 10.22 above.

         1987 Employee Stock Purchase Plan, as amended -- See Exhibit 10.32 above.

         1993 Stock Option and Incentive Plan -- See Exhibit 10.31 above.

----------------
 * Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-4393) filed with the Commission on March 28, 1986.

** Incorporated by reference to the same numbered exhibit in the Company's Registration Statement No. 2-86420LA on Form S-18.

         (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1996              THE COAST DISTRIBUTION SYSTEM



                                    By:   /s/ Thomas R. McGuire
                                          -------------------------------------
                                          Thomas R. McGuire,
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

         Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire, Sandra A. Knell and David Berger, or any of them, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

               Signature                                  Title                           Date
               ---------                                  -----                           ----
        /s/ Thomas R. McGuire                  Chairman of the Board of              March 28, 1996
--------------------------------------         Directors, Chief Executive
           Thomas R. McGuire                   Officer and Director

          /s/ Sandra A. Knell                  Executive Vice President              March 28, 1996
--------------------------------------         (Principal Financial and
            Sandra A. Knell                    Principal Accounting Officer)

           /s/ John E. Turco                   Director                              March 28, 1996
--------------------------------------
             John E. Turco

         /s/ Louis B. Sullivan                 Director                              March 28, 1996
--------------------------------------
           Louis B. Sullivan

               Signature                                 Title                            Date
               ---------                                 -----                            ----
         /s/ Robert S. Throop                  Director                              March 28, 1996
--------------------------------------
           Robert S. Throop

          /s/ Ben A. Frydman                   Director                              March 28, 1996
--------------------------------------
            Ben A. Frydman

         /s/ Brian P. Friedman                 Director                              March 28, 1996
--------------------------------------
           Brian P. Friedman

                                INDEX TO EXHIBITS

                                                                                                         Sequentially
  Exhibit                                                                                                  Numbered
  Number                                                                                                     Page
  -------                                                                                                ------------
    3.1*         Articles of Incorporation of the Company, as currently in effect.                             --

    3.2*         Bylaws of the Company, as currently in effect.                                                --

   10.1**        Bank of America NT&SA Loan Agreement (Receivables and Inventory).                             --

   10.2**        Bank of America NT&SA Master Note.                                                            --

   10.3**        Bank of America NT&SA Security Agreement (Receivables and Inventory).                         --

   10.4**        Bank of America NT&SA Security Agreement (Equipment and Farm Products).                       --

   10.5**        Continuing Guarantee of Indebtedness of Coast R.V., Inc. by Coast Fabrication, Inc.           --

   10.6**        Continuing Guarantee of Indebtedness of Coast R.V., Inc. by Thomas R. McGuire.                --

   10.7**        1983 Employee Incentive Stock Option Plan.                                                    --

   10.8**        Industrial Lease Agreement dated May 30, 1978.                                                --

   10.10**       Standard Lease Agreement dated July 19, 1983.                                                 --

   10.11         Agreement of Purchase and Sale dated September 13, 1984, among the Company, Trailer
                 Equipment Distributors, Inc. ("Tedco") and its Principal Shareholder.  (Incorporated by
                 reference to the same numbered exhibit in the Company's Current Report on Form 8-K
                 dated September 26, 1984.)                                                                    --

   10.12         Lease Agreement dated September 26, 1984, by and between the Company and Tedco.
                 (Incorporated by reference to the same numbered exhibit in the Company's Current Report
                 on Form 8-K dated September 26, 1984.)                                                        --

   10.13         Option Agreement, with form of Real Estate Purchase Agreement attached, relating to the warehouse and office facility being leased by the Company from Tedco.  (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K
                 dated September 26, 1984.)                                                                    --

                                                                                                           Sequentially
  Exhibit                                                                                                    Numbered
  Number                                                                                                       Page
  -------                                                                                                  ------------
   10.14         Bank Loan Agreement dated July 19, 1984, between the Company and Bank of America NT&SA.
                 (Incorporated by reference to the same numbered exhibit in the Company's Annual Report
                 on Form 10-K for the fiscal year ended December 31, 1984.)                                       --

   10.15         Agreement of Purchase and sale dated May 3, 1985, between the Company and Rogers
                 Distributing Corporation.  (Incorporated by reference to the same numbered exhibit in
                 the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)               --

   10.16         Stock Purchase Agreement dated April 29, 1985, among the Company and certain purchasers named therein.  (Incorporated by reference to the same numbered exhibit in the
                 Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)                   --

   10.17*        Amended and Restated 1983 Employee Stock Option Plan.                                            --

   10.18         Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and
                 Coachmen Industries, Inc.  (Incorporated by reference to the same numbered exhibit in
                 the Company's Current Report on Form 8-K dated June 28, 1985.)                                   --

   10.19         Loan and Security Agreement dated June 28, 1985, between Coast R.V., Inc. and Mellon
                 Financial Services Corporation.   (Incorporated by reference to the same numbered
                 exhibit in the Company's Current Report on Form 8-K dated June 28, 1985.)                        --

   10.20         Note Purchase Agreement dated June 27, 1985 relating to the Company's 11.5% Convertible
                 Subordinated Notes due 1993.   (Incorporated by reference to the same numbered exhibit
                 in the Company's Current Report on Form 8-K dated June 28, 1985.)                                --

   10.21         Amendment No. 2 dated February 29, 1988 to Loan and Security Agreement between Coast
                 R.V., Inc. and Mellon Financial Services Corporation.  (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K dated March 28,
                 1988.)                                                                                           --

   10.22         Nonqualified Stock Option Plan - 1987.  (Incorporated by reference to Exhibit 4.1 in the Company's Registration Statement on Form S-8 (File No. 33-15322) filed with the
                 Commission on June 25, 1987.)                                                                    --

   10.23         1987 Employee Stock Purchase Plan.  (Incorporated by reference to Exhibit 4.1 in the
                 Company's Registration Statement on Form S-8 (File No. 33-18696) filed with the
                 Commission on December 1, 1987.)                                                                 --

   10.24         Agreement of Purchase and Sale of Assets dated as of March 24, 1988 entered into between the Company and SunWest Wholesale Distributors.  (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated April 1,
                 1988.)                                                                                           --

                                                                                                           Sequentially
  Exhibit                                                                                                    Numbered
  Number                                                                                                       Page
  -------                                                                                                  ------------
   10.25         Note Agreement dated as of March 15, 1988 between the Company and Massachusetts Mutual
                 Life Insurance Company and MassMutual Corporate Investors.  (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 10-K dated
                 April 1, 1988.)                                                                                  --

   10.26         Stock Purchase Agreement dated as of May 22, 1989 relating to the acquisition of shares of HWH Corporation.  (Incorporated by reference to the same numbered exhibit to the
                 Company's Current Report on Form 8-K dated May 24, 1989.)                                        --

   10.27         Letter Agreement between Company and Furman Selz relating to HWH Shares.  (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K
                 dated May 24, 1989.)                                                                             --

   10.28         Note Agreement dated as of June 1, 1989 relating to sale and issuance of $14,000,000 of
                 10-year Subordinated Notes and $1,000,000 of 6-year Convertible Subordinated Notes.
                 (Incorporated by reference to the same numbered exhibit to the Company's Current Report
                 on Form 8-K dated August 17, 1989.)                                                              --

   10.29         Asset Purchase Agreement dated as of August 17, 1989 which provides for the acquisition of substantially all of the assets of Griffin's Outboard Marine, Inc.  (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K
                 dated August 17, 1989.)                                                                          --

   10.30         Amendment dated September 22, 1989 to Griffin's Outboard Marine Asset Purchase
                 Agreement.  (Incorporated by reference to the same numbered exhibit to the Company's
                 Current Report on Form 8-K dated September 22, 1989.)                                            --

   10.31         1993 Stock Option and Incentive Plan.  (Incorporated by reference to Exhibit 4.3 to the
                 Company's Registration Statement on Form S-8 (File No. 33-64582) filed with the
                 Commission on June 17, 1993.)                                                                    --

   10.32         Share Option Agreement dated as of March 19, 1993, among the Company, H. Burden
                 Limited ("Burden) and the shareholders of Burden, pursuant to which the Company has acquired common shares, and may acquire additional common shares, of Burden.
                 (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K
                 dated April 29, 1994.)                                                                           --

   10.33         Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995.)                    --

   10.34         Distribution Agreement dated October 11, 1995 between the Company and Recreation
                 Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's
                 Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).                         --

   11.1          Statement re Computation of Earnings per Share                                                   68

                                                                                                           Sequentially
  Exhibit                                                                                                    Numbered
  Number                                                                                                       Page
  -------                                                                                                  ------------
   21            Subsidiaries.                                                                                   69

   23.1          Consent of Grant Thornton, Independent Certified Public Accountants, re Consolidated
                 Financial Statements of The Coast Distribution System.                                          70

   23.2          Consent of Grant Thornton, Independent Certified Public Accountants, re Financial
                 Statements of HWH Corporation.                                                                  71

   24            Power of Attorney - Included on Signature Page                                                  --

   27            Financial Data Sheet                                                                            72

   99.1          First Amended Complaint filed by the Company on October 4, 1991, in the U.S. Federal
                 District Court, in the action entitled The Coast Distribution System vs. Van American,
                 Inc., et al.  (Incorporated by reference to the same numbered exhibit to the Company's
                 Annual Report on Form 10-K filed for the fiscal year ended December 31, 1991.)                  --

   99.2          Complaint filed by the Company on November 1, 1995 in the California Superior Court
                 for the County of Santa Clara, California, in the action entitled The Coast Distribution
                 System vs. Dometic Corporation et al.                                                           73