Form 10-K/A
period 1995-12-31
COAST DISTRIBUTION SYSTEM
filed 1996-04-29
CIK 728303

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                  FORM 10-K/A

                               AMENDMENT NO. 1

(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended December 31, 1995

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _________ to __________

                         Commission file number 1-9511

                       ----------------------------------

                         THE COAST DISTRIBUTION SYSTEM
            (Exact name of Registrant as specified in its charter)


                         California                                           94-2490990
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

          1982 Zanker Road, San Jose, California                                95112
         (Address of principal executive offices)                             (Zip Code)

                                 (408) 436-8611
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:   Common Stock, without par value
                                                                      (Title of class)
                                                                  American Stock Exchange
                                                                 (Name of Each Exchange on
                                                                     which Registered)

Securities registered pursuant to Section 12(g) of the Act:                None


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  YES [X]   NO  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         As of March 18, 1996, the aggregate market value of the Common Stock held by non-affiliates was approximately $26,524,000.

         As of March 18, 1996, a total of 5,177,304 shares of Registrant's Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                       ----------------------------------


                                                               Page 1 of 9 Pages

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              NAME                     AGE                  POSITION
- ---------------------------------      ---     ----------------------------------
Thomas R. McGuire  . . . . . . .        52     Chairman of the Board, Co-Chief
                                               Executive Officer and Director

Sandra A. Knell  . . . . . . . .        38     Executive Vice President -
                                               Finance, Chief Financial Officer
                                               and Secretary

David A. Berger  . . . . . . . .        42     Executive Vice President - Marine
                                               Sales and Marketing

Jeffrey R. Wannamaker  . . . . .        35     Executive Vice President -
                                               Distribution

Dennis A. Castagnola . . . . . .        48     Senior Vice President -
                                               Proprietary Products

James N. Stark . . . . . . . . .        46     Senior Vice President - R.V. Sales
                                               and Marketing

Louis B. Sullivan  . . . . . . .        70     Director

John E. Turco  . . . . . . . . .        65     Director

Brian P. Friedman  . . . . . . .        40     Director

Ben A. Frydman . . . . . . . . .        49     Director

Robert S. Throop . . . . . . . .        58     Director


         Thomas R. McGuire, 52, is a founder of the Company and for more than five years has been Chairman of the Board and Chief Executive Officer of the Company. From 1981 until August 1985 he also served as the Company's Chief Financial Officer and Secretary.

         Sandra A. Knell, 38, has been the Company's Executive Vice President
- -- Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton
(formerly Alexander Grant & Co.).  Mrs. Knell is a Certified Public Accountant.

         David A. Berger, 42, served as Executive Vice President -- Marketing from May 1988 until September 1993. Due to the growth of the Company's marine products sales, in September 1993 the Company's marketing department was restructured into two separate departments, one for marine products and the other for R.V. products, and Mr. Berger was placed in charge of marketing for the Company's marine products division. From August 1986 to May 1988, Mr. Berger was Senior Vice President - Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreation vehicle parts and accessories acquired by the Company in 1985.

         Jeffrey R. Wannamaker, 35, joined the Company in June 1984 as Vice President/Division Manager of the Company's Texas distribution center. Since that time, he has worked in several of the Company's distribution centers, hiring and training new management personnel. In August 1991, Mr. Wannamaker was promoted to Senior Vice President - Branch Operations and in 1995 he was promoted to the position of Executive Vice President - Operations of the Company.

         Dennis A. Castagnola, 48, was appointed to his current position of Senior Vice President-Proprietary Products in May 1994, in which he directs the Company's Proprietary Products program. From September 1993 until May 1994, he served as Senior Vice President - R.V. Sales and Marketing. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company's Portland, Oregon Distribution Center.

         James N. Stark, 46, was appointed Senior Vice President - R.V. Sales and Marketing in May 1994. For the prior 10 years he held various positions with the Company, including Vice President and Division Manager of the Company's Tampa, Florida distribution center.

         Louis B. Sullivan, 70, has served as a director since 1977, and has been a rancher and private investor since March 1984.

         John E. Turco, 65, has served as a director since 1977, and has been a private investor since 1988, investing primarily in agricultural businesses.

         Brian P. Friedman, 40, has served as a director since 1985. Mr. Friedman is an Executive Vice President of Furman Selz LLC, an investment banking firm, at which he has been employed as an officer since 1984. Mr. Friedman is also a director of Transisco Industries Inc., which is engaged in transportation services, and various private companies.

         Ben A. Frydman, 49, has served as a director since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling, Yocca, Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 1995.

         Robert S. Throop, 58, has served as a director since 1995. Mr. Throop is, and for more than five years has been, the Chairman and Chief Executive Officer of Anthem Electronics, Inc. ("Anthem"), which is a national distributor of semiconductor and computer products. Mr. Throop is also a director of Arrow Electronics, Inc., the corporate parent of Anthem, and the Manitowoc Company.

ITEM 11.         EXECUTIVE COMPENSATION

         The following table sets forth compensation received for the three fiscal years ended December 31, 1995 by the Company's Chief Executive Officer and the three most highly-paid executives whose aggregate cash compensation for 1995 for services rendered to the Company in all capacities exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                   -----------------------------  ----------------------
                                                                          AWARDS
                                                                          ------
                                                                        SECURITIES
                                                                        UNDERLYING
    NAME AND PRINCIPAL                                                    OPTIONS
         POSITION                  YEAR    SALARY($)    BONUS(1)            (#)
- -------------------------          ----    ---------    --------        ----------
Thomas R. McGuire                  1995    $257,765     $    -0-          $12,500
    Chairman of the Board and      1994     254,175      130,038           50,000
    Chief Executive Officer        1993     242,680      121,300              -0-

Sandra A. Knell                    1995     101,442          -0-            5,000
    Chief Financial Officer and    1994      90,830       62,000           26,000
    Executive Vice President       1993      82,500       57,500            6,000

David A. Berger                    1995     101,442          -0-            5,000
    Executive Vice President       1994      90,830       62,000           26,000
                                   1993      82,500       55,500            6,000

Jeffrey R. Wannamaker              1995     101,442          -0-            5,000
    Executive Vice President       1994      89,690       62,000           26,000
                                   1993      77,500       48,000            6,000

- -----------
(1) Bonuses paid for 1994 and 1993 were awarded under annual incentive compensation plans.

                                 OPTION GRANTS

         The following table provides information on option grants in fiscal year 1995 to the Named Officers.

                                                                                 POTENTIAL REALIZABLE VALUE OF
                    NUMBER OF        PERCENT OF                                 OPTIONS AT ASSUMED ANNUAL RATES
                    SECURITIES     TOTAL OPTIONS                                OF STOCK PRICE APPRECIATION FOR
                    UNDERLYING      GRANTED TO         EXERCISE                         OPTION TERM (4)
                     OPTIONS       ALL EMPLOYEES        PRICE       EXPIRATION          ---------------
       NAME         GRANTED(1)   IN FISCAL YEAR(2)   ($/SHARE)(3)      DATE           5%            10%
- -----------------   ----------   -----------------   ------------   ----------      -------       --------
Thomas R. McGuire     12,500           19.1%            $7.125        2/05/05       $55,938       $141,875

Sandra A. Knell        5,000            7.6%             7.125        2/05/05        22,400         56,750

David A. Berger        5,000            7.6%             7.125        2/05/05        22,400         56,750

Jeffrey R. Wannamaker  5,000            7.6%             7.125        2/05/05        22,400         56,750

- --------
(1) These options vest in ten equal annual installments of 10% of the shares covered by such options. Each option is subject to termination in the event of the optionee's cessation of employment with the Company.

(2) Options to purchase an aggregate of 65,500 shares were granted to all employees in fiscal 1995, including the Named Officers. Each non-employee director received options to purchase 2,000 shares in 1995.

(3) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the date of exercise, or through a cashless exercise procedure.

(4) There is no assurance that the values that may be realized on exercise of such options will be at or near the values estimated in the table, which utilizes arbitrary compounded rates of growth of the price of the Company's Common Stock of 5% and 10% per year.

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information on option exercises in fiscal year 1995 by the Named Officers and the value of unexercised in- the-money options held by the Named Officers as of December 31, 1995.

                                                                   NUMBER OF
                                                             SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT           IN THE MONEY OPTIONS
                                                                DECEMBER 31, 1995            AT DECEMBER 31, 1995(1)
                           SHARES ACQUIRED     VALUE       ---------------------------      ---------------------------
    NAME                   ON EXERCISE(#)   REALIZED ($)   EXERCISABLE / UNEXERCISABLE      EXERCISABLE / UNEXERCISABLE
- -------------              ---------------  ------------   -----------   -------------      -----------   -------------
Thomas R. McGuire              50,000         $260,000        1,250         11,250           $   -0-         $   -0-

Sandra A. Knell                15,000           43,750       12,500         20,500            16,960             -0-

David A. Berger                10,000           22,500       12,500         20,500            16,960             -0-

Jeffrey R. Wannamaker           4,200           13,446       12,300         20,500            19,286             -0-

- -----------
(1) The closing price of the Company's Common Stock on December 31, 1995 on the American Stock Exchange was $6.00.


                       COMPENSATION COMMITTEE INTERLOCKS

    In fiscal year 1995 the members of the Committee were Louis B. Sullivan, John E. Turco and Ben A. Frydman, who are non-employee directors of the Company. Mr. Frydman is a member of a law firm that provided legal services to the Company in 1995.

DIRECTOR'S COMPENSATION

    Directors who also are Company employees receive no compensation for serving as directors. Non-employee directors are paid a retainer of $6,000 per year and receive $1,500 for each Board of Directors' meeting attended and are reimbursed for the out-of-pocket expenses incurred in attending those meetings. No compensation is paid for attending meetings of Committees of the Board of Directors on which directors serve. Pursuant to the Company's 1993 Employee Stock Option Plan, each year each non-employee director is automatically granted an option to purchase 2,000 shares of Company stock at an exercise price that is equal to the fair market value of the shares on the date of grant. These options become fully exercisable six months after the date of grant. Upon joining the Board, each new non-employee director receives an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Based on its review of copies of reporting forms and certifications of the Company's directors and executive officers, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors and executive officers in the year ended December 31, 1995 were satisfied.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of April 5, 1996, information regarding the ownership of the Company's outstanding Common Stock by (i) each person known to the Company to own, beneficially or of record, more than five percent (5%) of the Common Stock, (ii) each director, (iii) the Named Officers, and
(iv) all directors and officers of the Company as a group.

                                                           AMOUNT AND
        NAME AND ADDRESS                                   NATURE OF                               PERCENT
       OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP(1)                       OF CLASS
       ---------------------------------------------------------------------------------------------------
     Thomas R. McGuire                                      695,345(2)                               13.4%
         1982 Zanker Road
         San Jose, CA 95112

     Furman Selz Incorporated and                           558,475(3)                               10.8%
      Brian P. Friedman
         230 Park Avenue
         New York, NY 10169

     Wellington Management Company                          416,000(4)                                8.0%
         75 State Street
         Boston, Massachusetts  02109

     Massachusetts Mutual Life                              295,720(5)                                5.7%
      Insurance Company
         1295 State Street
         Springfield, MA 01111

     Dimensional Fund Advisors Inc.                         265,500(6)                                5.1%
         1299 Ocean Avenue
         Santa Monica, CA  90401

     John E. Turco                                          211,492(7)                                4.1%
     Louis B. Sullivan                                      128,470(7)                                2.5%
     Robert S. Throop                                         9,000(7)                                   *
     Ben A. Frydman                                           7,000(7)                                   *
     Sandra A. Knell                                         44,465(8)                                   *
     David A. Berger                                         27,244(8)                                   *
     Jeffrey R. Wannamaker                                   23,740(8)                                   *
     All directors and officers                           1,713,661(9)                               32.6%
      as a group (11 persons)

- --------------
 *       Less than 1%.

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Includes an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire's children, as to which Mr. McGuire disclaims beneficial ownership, and 1,250 shares subject to outstanding stock options exercisable during the 60-day period ending June 4, 1996.

(3) Includes 444,200 shares of Common Stock owned by Furman Selz Merchant Partners LP ("FSMP"), a limited partnership of which a wholly-owned subsidiary of Furman Selz Incorporated ("Furman Selz") is the general partner; and 11,886 shares owned by the Furman Selz Profit Sharing Plan. Does not include shares of Company Common Stock owned by officers and directors of Furman Selz, except for shares held by Brian
         P. Friedman, a director of the Company. Furman Selz disclaims beneficial ownership of all shares owned by its officers and directors, including Mr. Friedman. Includes

         65,889 shares held directly by Mr. Friedman, 10,000 shares held by a family foundation established by Mr. Friedman, 500 shares held by his wife as custodian for a minor child, and 26,000 shares of Common Stock which he may purchase during the 60 day period ending June 4, 1996 by exercise of stock options. Mr. Friedman may be deemed to share beneficial ownership of the 444,200 shares owned by FSMP as a result of his position as president of the general partner of FSMP. Mr. Friedman disclaims beneficial ownership of the shares owned by Furman Selz and the Furman Selz Profit Sharing Plan and the shares owned by each other officer and director of Furman Selz.

(4) Wellington Management Company ("WMC"), a registered investment advisor, may be deemed to have beneficial ownership of 416,000 shares of common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class. As of December 31, 1995, WMC had shared voting power as to 301,000 shares and shared dispositive power as to 416,000 shares.

(5) Includes 164,967 shares of Common Stock beneficially owned by Massachusetts Mutual Life Insurance Company ("MassMutual") and 130,752 shares of Common Stock beneficially owned by MassMutual Corporate Investors. MassMutual is the investment advisor for MassMutual Corporate Investors and, as such, may be deemed the beneficial owner of shares owned by MassMutual Corporate Investors.

(6) In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., a registered investment advisor ("DFA"), has reported that all 265,500 shares are owned by advisory clients of DFA and that DFA holds sole dispositive power with respect to all 265,500 of such shares and sole voting power with respect to 193,200 of such shares. With respect to the 72,300 shares as to which DFA disclaims voting power, DFA has reported that 28,700 and 43,600 shares, respectively, are held in the portfolios of DFA Investment Dimensions Group Inc. and DFA Investment Trust Company, each of which is a registered open-end investment company, and the voting power with respect to such shares is exercised by officers of DFA in their capacities as officers of those investment companies.

(7) Includes shares subject to outstanding stock options, as follows: Mr. Turco -- 6,000 shares; Mr. Sullivan - 6,000 shares; Mr. Throop -- 4,000 shares; and Mr. Frydman -- 6,000 shares.

(8) Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 4, 1996 as follows: Ms. Knell -- 6,500 shares; Mr. Berger -- 6,500 shares and Mr. Wannamaker -- 9,300 shares.

(9) Includes 72,850 shares subject to outstanding stock options exercisable during the 60-day period ending June 4, 1996. Does not include shares as to which Mr. Friedman, a director of the Company, disclaims a beneficial ownership. See Note 3 above.




ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 25, 1996                      THE COAST DISTRIBUTION SYSTEM


                                            By:  /s/ Sandra A. Knell
                                                 -----------------------------
                                                 Sandra A. Knell, Executive
                                                 Vice President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.

               Signature                                     Title                              Date
               ---------                                     -----                              ----
 /s/ Thomas R. McGuire*                        Chairman of the Board of Directors,         April 25, 1996
- --------------------------------------         Chief Executive Officer and Director
     Thomas R. McGuire


    /s/ Sandra A. Knell                        Executive Vice President (Principal         April 25, 1996
- --------------------------------------         Financial and Principal Accounting
        Sandra A. Knell                        Officer)



    /s/ John E. Turco*                         Director                                    April 25, 1996
- --------------------------------------
        John E. Turco


  /s/ Louis B. Sullivan*                       Director                                    April 25, 1996
- --------------------------------------
      Louis B. Sullivan


  /s/ Robert S. Throop*                        Director                                    April 25, 1996
- --------------------------------------
      Robert S. Throop


   /s/ Ben A. Frydman*                         Director                                    April 25, 1996
- --------------------------------------
       Ben A. Frydman


  /s/ Brian P. Friedman*                       Director                                    April 25, 1996
- --------------------------------------
      Brian P. Friedman



*By:  /s/ Sandra A. Knell
     ---------------------------------
          Sandra A. Knell
          Attorney-in-Fact