Form 10-Q
period 1996-03-31
COAST DISTRIBUTION SYSTEM
filed 1996-05-15
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ---------------------

                                   FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  MARCH 31, 1996
                                ----------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ------------------------


                    COMMISSION FILE NUMBER      1-9511
                                            ---------------



                         THE COAST DISTRIBUTION SYSTEM
- ------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              CALIFORNIA                                  94-2490990
- ----------------------------------------         -----------------------------
     (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                Identification Number)

1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                      95112
- ----------------------------------------         -----------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (408) 436-8611
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                  Not Applicable
- -------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past XXX 90 days.  YES   XX  .  NO
                                                   ------      -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,207,923 shares of Common Stock
                               as of May 6, 1996



                               Page 1 of 12 Pages
               Index to Exhibits on Sequentially Numbered Page 10

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      March 31, 1996 and December 31, 1995

                                                                    March 31,                   December 31,
                                                                      1996                         1995
                                                                   -----------                  -----------
                                ASSETS                             (Unaudited)                   (Audited)
                                ------                             -----------                  -----------
CURRENT ASSETS
       Cash                                                         $    362                      $   501
       Accounts receivable - net                                      29,517                       12,083
       Inventories                                                    50,319                       48,225
       Other current assets                                            2,847                        2,664
                                                                    --------                      -------

               Total current assets                                   83,045                       63,473

PROPERTY, PLANT, AND EQUIPMENT - NET                                   5,972                        6,133

OTHER ASSETS                                                          22,711                       22,530
                                                                    --------                      -------

                                                                    $111,728                      $92,136
                                                                    ========                      =======

                                LIABILITIES
                                -----------

CURRENT LIABILITIES
       Current maturities of long-term obligations                  $  2,588                      $ 2,588
       Accounts payable - trade                                       18,405                        7,376
       Other current liabilities                                       2,739                        2,005
       Short-term notes payable                                        1,500                        1,500
                                                                    --------                      -------

               Total current liabilities                              25,232                       13,469

LONG-TERM OBLIGATIONS

       Secured note payable to bank                                   36,204                       29,024
       Subordinated term note                                          7,000                        7,000
       Other long-term liabilities                                     2,594                        2,667
                                                                    --------                      -------
                                                                      45,798                       38,691

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                                 527                          584

SHAREHOLDERS' EQUITY

       Common stock, no par value;
          authorized: 10,000,000; issued and
          outstanding: 5,177,304 at March 31, 1996
          and 5,155,429 at December 31, 1995                          19,235                       19,155
       Cumulative translation adjustment                                  17                           75
       Retained earnings                                              20,919                       20,162
                                                                    --------                      -------
                                                                      40,171                       39,392
                                                                    --------                      -------
                                                                    $111,728                      $92,136
                                                                    ========                      =======


The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                          Three months ended March 31,
                                  (Unaudited)


                                                                                  1996             1995
                                                                                -------          -------
Net sales                                                                       $37,380          $44,355

Cost of sales, including distribution costs                                      29,879           35,724
                                                                                -------          -------

               Gross Profit                                                       7,501            8,631

Selling, general and administrative expenses                                      5,655            6,552
                                                                                -------          -------

               Operating income                                                   1,846            2,079

Other income (expense)
  Equity in the net earnings of affiliate                                           441              245
  Interest expense                                                                 (935)          (1,035)
  Other                                                                              (9)              21
                                                                                -------          -------
                                                                                   (503)            (769)
                                                                                -------          -------

               Income before income taxes                                         1,343            1,310

Income tax expense                                                                  580              538
                                                                                -------          -------

NET INCOME                                                                      $   763          $   772
                                                                                =======          =======

Income per common share                                                         $   .15          $   .15
                                                                                =======          =======





The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                   INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                             (Dollars in thousands)

                          Three months ended March 31,
                                  (Unaudited)


                                                                                  1996              1995
                                                                                --------          --------
Cash flows from operating activities:

     Net income                                                                 $    763          $    772
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:

       Depreciation and amortization                                                 591               625
       Equity in net earnings of affiliated companies                               (441)             (245)

       Changes in assets and liabilities:

         (Increase) in accounts receivable                                       (17,434)          (19,797)
         (Increase) in inventories                                                (2,094)           (7,539)
         (Increase) in prepaids and other current assets                            (183)             (425)
         Increase in accounts payable                                             11,029            19,680
         Increase in note, accrueds, and other
           current liabilities                                                       734             3,108
                                                                                --------          --------

            Total adjustments                                                     (7,798)           (4,593)
                                                                                --------          --------

            Net cash (used in) operating activities                               (7,035)           (3,821)

Cash flows from investing activities:
     Capital expenditures                                                           (125)             (817)
     Decrease (increase) in other assets                                             (45)               33
                                                                                --------          --------

            Net cash used in investing activities                                   (170)             (784)

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement                                 7,180             4,578
     Net borrowings (repayments) of other long-term debt                             (73)              (25)
     Issuance of Common Stock pursuant to Employee
         Stock Option Plans                                                           80                 7
     Redemption of redeemable preferred stock of subsidiary                          (57)              (58)
     Dividends on preferred stock of subsidiary                                       (6)              (12)
                                                                                --------          --------

            Net cash provided by financing activities                              7,124             4,490
Effect of exchange rate changes on cash                                              (58)               35
                                                                                --------          --------

     NET INCREASE (DECREASE) IN CASH                                                (139)              (80)

Cash beginning of period                                                             501               413
                                                                                --------          --------

Cash end of period                                                              $    362          $    333
                                                                                ========          ========


         The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of March 31, 1996 and the results of its operations and cash flows for the three months ended March 31, 1996 and 1995. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

2. The results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share are based upon the average number of common and common equivalent (dilutive stock options and warrants) shares outstanding during each period (5,194,907 at March 31, 1996 and 5,205,730 at December 31, 1995).

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

         The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1995 are as follows:



    Year Ending
    December 31,       Equipment       Facilities       Total
    -----------        ---------       ----------      --------
                              (dollars in thousands)
        1996            $    19        $   2,965       $  2,984
        1997                  6            2,661          2,667
        1998                  5            2,221          2,226
        1999                  5            1,103          1,108
        2000                  3              165            168
     Thereafter              --              477            477
                        -------        ---------       --------
                        $    38        $   9,592       $  9,630
                        =======        =========       ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

General
- -------

    Factors Generally Affecting Sales of RV and Boating Products
    ------------------------------------------------------------

         The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles, and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments, and new and used recreational vehicle and boat dealers ("aftermarket customers"). The Company's sales are affected primarily by (i) usage of recreational vehicles and boats which affects the consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new recreational vehicles and boats, because consumers often "accessorize" their recreational vehicles and boats at the time of purchase.

         The usage and the purchase, by consumers, of recreational vehicles and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of recreational vehicles and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of recreational vehicles and boats, increases in gasoline prices which adversely affect the costs of using recreational vehicles and boats, and unusually adverse winter weather conditions.

    Factors Affecting Recent Operating Results
    ------------------------------------------

         Until 1993, the Company's business consisted primarily of distributing and marketing products that the Company purchased from third-party manufacturers and that were sold under the brand names of those manufacturers ("third-party brand name products"). In order to improve its competitive position and increase its profitability, during the past three years, the Company has introduced into the marketplace a growing number of products, including trailer hitches, plastic wastewater tanks, portable toilets and toilet chemicals, vent lids and stabilizing jacks (the "Proprietary Products"), that have been designed by independent design professionals, and are manufactured by a number of independent manufacturers, specifically for the Company. The Proprietary Products are marketed by the Company under its own brand names in competition with functionally equivalent third-party brand name products. The Company generally is able to obtain the Proprietary Products at prices that are below those it would have to pay for functionally equivalent or similar third-party brand name products and, as a result, the Company is able to realize higher margins on sales of its Proprietary Products.

         In October 1995, Dometic Corporation, a division of White Consolidated Industries ("Dometic"), which had supplied the Company with substantially all of its requirements for air conditioners, awnings and refrigerators, that had accounted for 22% and 24%, respectively, of the Company's net sales in 1994 and 1995, announced it had decided to integrate its operations vertically by marketing its products directly to retail RV dealers, supply stores and service centers in direct competition with the Company and other RV aftermarket product distributors and that, as a result, it was terminating its supply agreement with the Company. In response to Dometic's decision to terminate its supply agreement with the Company, the Company entered into a multi-year product supply agreement with Recreation Vehicle Products, Inc. ("RVP"), which manufactures RV air conditioners under the Coleman(R) brand name and awnings under the Faulkner brand name. Under that product supply arrangement RVP has agreed to supply all of the Company's requirements for RV air conditioners and awnings.

Results of Operations
- ---------------------

         Net sales decreased by approximately $6,975,000 or 16% in the first quarter of 1996 as compared to the same quarter of 1995. A number of factors contributed to this decrease, including (i) a change in the mix of product sales to a higher proportion of Proprietary Products, which the Company generally sells at unit prices that are lower than the prices at which it had been able to sell functionally similar third-party brand name products and reductions in sales of functionally similar third-party brand name products; (ii) Dometic's decision to sell its products directly to aftermarket customers and the change in the Company's supplier of RV air conditioners and awnings from Dometic to RVP, which adversely affected sales of those products because those changes created uncertainties among aftermarket customers that led them to defer purchases of these products and because of the time that has been required to coordinate the transition and build inventories of RVP products; (iii) a slowing of sales of new RV's during the first quarter of 1996; and (iv) poor weather conditions throughout North America. The effects of the changes in supply relationships that resulted from Dometic's decision to sell its products directly to aftermarket customers and anticipated increases in sales of Proprietary Products and corresponding decreases in unit sales of functionally similar third-party brand name products could adversely affect the Company's sales in the second quarter of 1996.

         The Company's gross margin increased to 20.1% of net sales in the quarter ended March 31, 1996 from 19.5% of net sales in the quarter ended March 31, 1995. This increase was due primarily to the increased sales of the Company's higher margin Proprietary Products.

         Although selling, general and administrative expenses decreased by $897,000 in the first quarter of 1996 as compared to the same period in 1995, these expenses increased as a percentage of net sales to 15.1% in the first quarter of 1996 from 14.8% in the first quarter of 1995. This increase was primarily the result of the sales decline in the first quarter and the fixed nature of many of these expenses.

         The Company maintains minority ownership positions in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of these companies which is reported as "equity in net earnings of affiliates." During the first quarter of 1996, the Company's earnings from its affiliates increased $196,000 or 80% from the same quarter in 1995. The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments. No dividends were declared by those companies in the first quarter of 1996.

         In the first quarter of 1996, interest expense decreased by $100,000 or 9.7%, as compared to the same period in 1995, as a result of a decrease in the rate of interest charged under the Company's revolving credit facility.


Liquidity and Capital Resources
- -------------------------------

         The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $50,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At May 6, 1996, outstanding borrowings under the revolving credit facility were approximately $38,974,000.

         The Company believes that available credit under the revolving credit facilities, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         The Company generally uses cash for, rather than generating cash from, operations in the first quarter of the year, because the Company builds inventories, and accounts receivable increase as its customers begin increasing their product purchases, in anticipation of seasonal increases in consumer demand for RV and boating products that occur in the spring and summer. Net cash used in operating activities was $7,035,000 in the first quarter of 1996 as compared to $3,821,000 in the first quarter of 1995. This increase was due primarily to the acceleration of payments of accounts payable which also enabled the Company to take advantage of early payment discounts offered by some of the Company's suppliers.

         During the first quarter of 1996, borrowings under the Company's revolving line of credit increased by $7,180,000, as compared to an increase of $4,578,000 in the same quarter of 1995. The increased borrowings were used by the Company to accelerate payment of the Company's accounts payable.

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

         Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates, which can adversely affect the Company's sales. See "General -- Factors Generally Affecting Sales of RV and Boating Products."



                                    PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS
         ---------------------------------------------

         (a)     Exhibits.
                 --------

                 Exhibit 11.1 Computation of Fully Diluted Earnings Per Share for the Quarter Ended March 31, 1996.

                 Exhibit 27       Financial Data Schedule

         (b)     Reports on Form 8-K.
                 -------------------

                 No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 13, 1996                         THE COAST DISTRIBUTION SYSTEM



                                             By:     /s/ SANDRA A. KNELL
                                                 -----------------------------
                                                         Sandra A. Knell
                                                    Executive Vice President
                                                  and Chief Financial Officer

                               INDEX TO EXHIBITS



                                                               Sequentially
Exhibit                                                        Numbered Page
- -------                                                        -------------
Exhibit 11.1     Computation of Earnings Per Share                  11
                 for the Quarter Ended March 31, 1996


Exhibit 27.      Financial Data Schedule                            12