Form 10-Q
period 1996-06-30
COAST DISTRIBUTION SYSTEM
filed 1996-08-13
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             JUNE 30, 1996
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

                    Commission file number      1-9511
                                           ----------------

                         THE COAST DISTRIBUTION SYSTEM
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                                   94-2490990
- --------------------------------------------------------------------------------
      (State or other jurisdiction               (I.R.S. Employer Identification
    of incorporation or organization)                         Number)

 1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                        95112
- -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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
                                                ----       -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,207,923 shares of Common Stock
                              as of July 29, 1996

                               Page 1 of 14 Pages
               Index to Exhibits on Sequentially Numbered Page 11

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      June 30, 1996 and December 31, 1995

                                               June 30,     December 31,
                                                 1996          1995
                                              -----------   ------------
                             ASSETS           (Unaudited)    (Audited)
                             ------           -----------   ------------
CURRENT ASSETS
       Cash                                    $    912       $   501
       Accounts receivable - net                 25,202        12,083
       Inventories                               48,776        48,225
       Other current assets                       1,297         2,664
                                               --------       -------
               Total current assets              76,187        63,473

PROPERTY, PLANT, AND EQUIPMENT - NET              5,865         6,133

OTHER ASSETS                                     23,567        22,530
                                               --------       -------
                                               $105,619       $92,136
                                               ========       =======

                           LIABILITIES
                           -----------

CURRENT LIABILITIES
       Current maturities of long-term
               obligations                     $  2,615       $ 2,588
       Accounts payable - trade                  14,841         7,376
       Other current liabilities                  2,394         2,005
       Short-term notes payable                   1,500         1,500
                                               --------       -------
               Total current liabilities         21,350        13,469

LONG-TERM OBLIGATIONS
       Secured note payable to bank              35,226        29,024
       Subordinated term note                     4,667         7,000
       Other long-term liabilities                2,602         2,667
                                               --------       -------
                                                 42,495        38,691

REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                   531           584

SHAREHOLDERS' EQUITY
       Common stock, no par value;
          authorized:  10,000,000;
          issued and outstanding:
          5,207,923 at June 30, 1996
          and 5,155,429 at
          December 31, 1995                      19,235        19,155
       Cumulative translation adjustment            (61)           75
       Retained earnings                         22,069        20,162
                                               --------       -------
                                                 41,243        39,392
                                               --------       -------
                                               $105,619       $92,136
                                               ========       =======


        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                    INTERIM CONDENSED STATEMENTS OF EARNINGS
                             (Dollars in thousands)


                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                      ----------------------         -------------------
                                       1996            1995           1996        1995
                                      -------        -------         -------     -------
Net sales                             $42,159        $53,514         $79,539     $97,869

Cost of sales, including
  distribution costs                   36,014         43,457          65,893      79,181
                                      -------        -------         -------     -------
       Gross profit                     6,145         10,057          13,646      18,688

Selling, general and
  administrative expenses               5,549          5,547          11,204      12,099
                                      -------        -------         -------     -------
       Operating income                   596          4,510           2,442       6,589

Other income (expense):
  Equity in net earnings
   of affiliates                          433            436             874         681
  Interest expense                     (1,029)        (1,217)         (1,964)     (2,252)

  Other                                 2,138            (35)          2,129         (14)
                                      -------        -------         -------     -------

                                        1,542           (816)          1,039      (1,585)
                                      -------        -------         -------     -------
       Earnings before
         income taxes                   2,138          3,694           3,481       5,004

Income tax provision                      983          1,470           1,563       2,008
                                      -------        -------         -------     -------

       NET EARNINGS                   $ 1,155        $ 2,224         $ 1,918     $ 2,996
                                      =======        =======         =======     =======

Earnings per common
  share (Note 3)                      $   .22        $   .42         $   .37     $   .57
                                      =======        =======         =======     =======





        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                   INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                             (Dollars in thousands)

                                                                   Six months ended June 30,
                                                                          (Unaudited)
                                                                     1996             1995
                                                                   --------         --------
Cash flows from operating activities:
     Net income                                                    $  1,918         $  2,996
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
       Depreciation and amortization                                  1,190            1,324
       Equity in net earnings of affiliated companies                  (874)            (681)
       Changes in assets and liabilities:
         (Increase) in accounts receivable                          (13,119)         (13,257)
         (Increase) in inventories                                     (551)          (9,485)
         Decrease in prepaids and other
           current assets                                             1,367              178
         Increase in accounts payable                                 7,465            9,334
         Increase in note, accrueds, and other
           current liabilities                                          416            2,990
                                                                   --------         --------
            Total adjustments                                        (4,106)          (9,597)
                                                                   --------         --------
                 Net cash (used in) operating activities             (2,188)          (6,601)

Cash flows from investing activities:
     Acquisition of businesses, net of cash
         acquired                                                      (683)            (668)
     Capital expenditures                                              (313)          (1,164)
     Decrease in other assets                                           (89)               5
                                                                   --------         --------
                 Net cash used in investing activities               (1,085)          (1,827)

Cash flows from financing activities:
     Net borrowings (repayments) under
         line-of-credit agreement                                     6,202           11,965
     (Repayments) of other long-term debt                            (2,398)          (3,371)
     Issuance of Common Stock pursuant to Employee
         Stock Option and Stock Purchase Plans                           80              185
     Redemption of redeemable preferred stock
         of subsidiary                                                  (53)             (50)
     Dividends on preferred stock of subsidiary                         (11)             (21)
                                                                   --------         --------
                 Net cash provided by financing activities            3,820            8,708
                                                                   --------         --------
Effect of exchange rate changes on cash                                (136)             (99)
                                                                   --------         --------

     NET INCREASE (DECREASE) IN CASH                                    411              181

Cash beginning of period                                                501              413
                                                                   --------         --------
Cash end of period                                                 $    912         $    594
                                                                   ========         ========


        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of June 30, 1996 and the results of its operations for the three and six month periods, and cash flows for the six months, ended June 30, 1996 and 1995. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

2. The results of operations for the three and six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year or for any other future periods.

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

         The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1995 are as follows:


                                          (Dollars in thousands)
                                      --------------------------------
                                      Facilities   Equipment    Total
                                      ----------   ---------    ------
   Year ending December 31,
                  1996                   $2,965       $19       $2,984
                  1997                    2,661         6        2,667
                  1998                    2,221         5        2,226
                  1999                    1,103         5        1,108
                  2000                      165         3          168
                  Later years               477        --          477
                                         ------       ---       ------
                                         $9,592       $38       $9,630
                                         ======       ===       ======

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

         The usage and the purchase, by consumers, of recreational vehicles and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of recreational vehicles and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of recreational vehicles and boats, increases in gasoline prices which adversely affect the costs of using recreational vehicles and boats, and weather conditions.

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

         In the first half of 1995, three manufacturers of third-party named brand products, sales of which had accounted, in the aggregate, for approximately 8% of the Company's net sales in the fiscal year ended December 31, 1994, terminated their supply arrangements with the Company as a result of its introduction and promotion of functionally equivalent Proprietary Products.

         In an unrelated development, in October 1995 Dometic Corporation, a division of White Consolidated Industries ("Dometic"), which had supplied the Company with substantially all of its requirements for air conditioners, awnings and refrigerators that had accounted for 22% and 24%, respectively, of the Company's net sales in 1994 and 1995, announced that it had decided to integrate its operations vertically by marketing its products directly to retail RV dealers, supply stores and service centers in direct competition with the Company and other RV aftermarket product distributors and that, as a result, it was terminating its supply agreement with the Company. In response to Dometic's decision to terminate its supply agreement with the Company, the Company entered into a multi-year product supply agreement with

Recreation Vehicle Products, Inc. ("RVP"), which manufactures RV air conditioners under the Coleman(R) brand name and awnings under the Faulkner brand name. Under that product supply arrangement, RVP has agreed to supply all of the Company's requirements for RV air conditioners and awnings.

Results of Operations
- ---------------------

         The changes in the supply relationships within the RV products industry and, in particular, the change in the Company's supplier of air conditioners and awnings from Dometic to RVP, together with unusually severe weather conditions and a slowing in consumer purchases and usage of recreation vehicles, adversely affected the Company's operating results in the first six months of 1996, as compared to the first six months of 1995.

         Net sales decreased by approximately $18,330,000 or 19% in the six months ended June 30, 1996, and by $11,355,000 or 21% in the three months ended June 30, 1996, as compared to the corresponding six and three month periods ended June 30, 1995. These sales decrease were due to (i) the effects of the changes in supply relationships that occurred in 1995 and 1996, including supply shortages as new suppliers have had to increase their levels of production to meet the Company's product requirements; (ii) the replacement of third-party name brand products with Proprietary Products, because the Proprietary Products generally are sold at lower prices than the products they replaced; (iii) slowness in the sales of new recreational vehicles, which adversely affects sales of accessories distributed by the Company; and (iv) poor weather conditions throughout most of North America that were not only unusually severe, but also extended into the second quarter.

         The Company's gross margin decreased to 17.2% of net sales in the six months ended June 30, 1996 from 19.1% for the same period of 1995. For the quarter ended June 30, 1996, the gross margin decreased to 14.6% of net sales from 18.8% of net sales in 1995. These decreases were due primarily to (i) changes in product mix to a greater proportion of lower margin products that were attributable primarily to the changes in supply relationships that occurred in 1995 and the related supply problems that were occasioned by those changes; (ii) increased price competition in the markets in which the Company operates, which the Company believes is due, at least in part, to price reductions by other distributors in response to the competitive threat posed by the Company's Proprietary Products, and (iii) the impact of fixed costs on a lower sales base.

         Selling, general and administrative expenses, in absolute dollars, declined by 7% in the six months ended June 30, 1996, and were essentially unchanged in the second quarter of 1996, as compared to the same six months and quarter ended June 30, 1995. However, because of the decline in sales, these expenses increased, as a percentage of net sales, to 14.1% in the first six months of 1996 and 13.2% in the second quarter of 1996, as compared to 12.4% and 10.4% in the same periods of 1995.

         Due primarily to the combined effects of the declines in sales and gross margin, operating income declined to $2,442,000 in the six months, and to $596,000 in the quarter, ended June 30, 1996, as compared to operating income of $6,589,000 and $4,510,000 in the six months and the quarter ended June 30, 1995, respectively. The Company expects that the conditions that caused these declines in operating income and net earnings in the first half of 1996 also will cause operating income and net earnings in the second half of 1996 to be lower than in the second half of 1995.

         The Company maintains ownership positions in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of these companies which is reported as "equity in net earnings of affiliates." During the first six months of 1996, the Company's earnings from its affiliate investments increased $193,000 or 28% from the same period in 1995. The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments. No dividends were declared by those companies in the first six months of 1996.

         In the six months ended June 30, 1996, interest expense decreased by $288,000, or 13%, as compared to the same period in 1995. Interest expense in the quarter ended June 30, 1996 decreased by $188,000 or 15% as compared to the same quarter of 1995. These decreases were the result of a decrease in the rate of interest charged under the Company's revolving credit facility.

         Other income for the six and three month periods ended June 30, 1996 includes the net proceeds from the favorable settlement of a lawsuit, which partially offset the decline in operating income in those periods.

Liquidity and Capital Resources
- -------------------------------

         The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At July 23, 1996 outstanding borrowings under the revolving credit facility were approximately $33,200,000.

         The Company believes that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         The Company generally uses cash for, rather than generating cash from, operations in the first half of the year, because the Company builds inventories, and accounts receivable increase, as its customers begin increasing their product purchases for the spring and summer selling seasons. During the first six months of 1996, reductions in inventories enabled the Company to reduce the cash used for operations by approximately $4,400,000, as compared to the same six months of 1995.

         Net cash used in investing activities was $1,085,000 in the first six months of 1996 and $1,827,000 for the same period in 1995. Capital expenditures were $313,000 in 1996 and $1,164,000 in 1995. Cash used in acquisition of businesses of $683,000 in 1996 and $668,000 in 1995 related to the additional acquisition of a 5% interest in H. Burden, Ltd. in each year.

         Net cash provided by financing activities, which primarily represents increases in borrowings under the Company's revolving bank credit facility, totaled $3,820,000 in the first six months of 1996 as compared to $8,708,000 in the first six months of 1995. During the first six months of 1996, the Company retired $2,333,000 principal amount of subordinated term notes with a combination of borrowings under its revolving bank line of credit and cash from operations.

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

         Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increase in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of recreational vehicles, which can result in a decline in the demand for the Company's products.

         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to, the effects on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; and possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells. For information concerning such factors and risks, see the foregoing discussion in this section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS
         ---------------------------------------------

         (a)     Exhibits.
                 ---------

                 Exhibit 11.1 Computations of Fully Diluted Earnings Per Share for the Quarter and Six Months Ended June 30, 1996

                 Exhibit 27       Financial Data Schedule


         (b)     Reports on Form 8-K.
                 --------------------

                 No reports on Form 8-K was filed during the quarter ended June 30, 1996.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12 , 1996                       THE COAST DISTRIBUTION SYSTEM


                                              By: /s/ SANDRA A. KNELL
                                                  ---------------------------
                                                  Sandra A. Knell
                                                  Executive Vice President
                                                  and Chief Financial Officer

                               INDEX TO EXHIBITS


                                                             Sequentially
                                                               Numbered
Exhibit                                                          Page
- -------                                                      ------------
Exhibit 11.1    Computations of Earnings Per Share for the
                Quarter and Six Months Ended June 30, 1996        12


Exhibit 27      Financial Data Schedule                           14