Form 10-Q
period 1996-09-30
COAST DISTRIBUTION SYSTEM
filed 1996-11-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

(Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            SEPTEMBER 30, 1996
                               ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                --------------    --------------

                    Commission file number      1-9511
                                           ----------------


                         THE COAST DISTRIBUTION SYSTEM
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         CALIFORNIA                                      94-2490990
-------------------------------------------------------------------------------
  (State or other jurisdiction               (I.R.S. Employer Identification
of incorporation or organization)                          Number)

1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                         95112
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                 (408) 436-8611
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                  Not Applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

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

                        5,210,723 shares of Common Stock
                             as of November 1, 1996

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    September 30, 1996 and December 31, 1995


                                                                  September 30,             December 31,
                                                                      1996                      1995
                                                                  -------------             ------------
                                  ASSETS                           (Unaudited)                (Audited)
                                  ------                           -----------                ---------
CURRENT ASSETS
       Cash                                                          $ 1,123                   $   501
       Accounts receivable - net                                      14,785                    12,083
       Inventories                                                    45,038                    48,225
       Other current assets                                            2,045                     2,664
                                                                     -------                   -------
               Total current assets                                   62,991                    63,473

PROPERTY, PLANT, AND EQUIPMENT - NET                                   5,537                     6,133

OTHER ASSETS                                                          23,898                    22,530
                                                                     -------                   -------

                                                                     $92,426                   $92,136
                                                                     =======                   =======

                                LIABILITIES
                                -----------

CURRENT LIABILITIES
       Current maturities of long-term
               obligations                                           $ 2,621                   $ 2,588
       Accounts payable - trade                                        7,897                     7,376
       Other current liabilities                                       2,436                     2,005
       Short-term notes payable                                        1,500                     1,500
                                                                     -------                   -------

               Total current liabilities                              14,454                    13,469

LONG-TERM OBLIGATIONS
       Secured note payable to bank                                   29,246                    29,024
       Subordinated term note                                          4,667                     7,000
       Other long-term liabilities                                     2,524                     2,667
                                                                     -------                   -------
                                                                      36,437                    38,691

REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                                        473                       584

SHAREHOLDERS' EQUITY
       Common stock, no par value;
          authorized:  10,000,000;
          issued and outstanding:
          5,210,723 at September 30, 1996
          and 5,155,429 at
          December 31, 1995                                           19,441                    19,155
       Cumulative translation adjustment                                  20                        75
       Retained earnings                                              21,601                    20,162
                                                                     -------                   -------
                                                                      41,062                    39,392
                                                                     -------                   -------
                                                                     $92,426                   $92,136
                                                                     =======                   =======


        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                  INTERIM CONDENSED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)



                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                     ----------------------            --------------------
                                                       1996           1995             1996          1995
                                                     -------        -------          --------      --------
Net sales                                            $37,552        $46,805          $117,091      $144,674

Cost of sales, including
  distribution costs                                  32,783         39,082            98,675       118,263
                                                     -------        -------          --------      --------

       Gross profit                                    4,769          7,723            18,416        26,411

Selling, general and
  administrative expenses                              5,610          5,483            16,814        17,582
                                                     -------        -------          --------      --------

       Operating income (loss)                          (841)         2,240             1,602         8,829

Other income (expense)
  Equity in net earnings
   of affiliates                                         541            628             1,414         1,309
  Interest                                              (872)        (1,079)           (2,837)       (3,331)

  Other                                                   (8)            (1)            2,122          (15)
                                                     -------        -------          --------      --------

                                                        (339)          (452)              699        (2,037)
                                                     -------        -------          --------      --------

       Earnings (loss) before
         income taxes                                 (1,180)         1,788             2,301         6,792

Income tax provision (benefit)                          (716)           546               847         2,554
                                                     -------        -------          --------      --------

       NET EARNINGS (LOSS)                           $  (464)       $ 1,242          $  1,454      $  4,238
                                                     =======        =======          ========      ========

Earnings (loss) per common
  share (Note 3)                                     $  (.09)       $   .24          $    .28      $    .81
                                                     =======        =======          ========      ========





        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                   INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS
                             (Dollars in thousands)

                        Nine months ended September 30,
                                  (Unaudited)

                                                                                 1996              1995
                                                                               --------           -------
Cash flows from operating activities:
     Net income                                                                 $ 1,454           $ 4,238
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
       Depreciation and amortization                                              1,795             1,970
       Equity in net earnings of affiliated companies                            (1,414)           (1,309)
       Changes in assets and liabilities:
         (Increase) in accounts receivable                                       (2,702)           (2,950)
         (Increase) decrease in inventories                                       3,187            (5,850)
         Decrease in prepaids and other current assets                              619               584
         Increase in accounts payable                                               521             3,769
         Increase (decrease) in note, accrueds, and other
           current liabilities                                                      464            (4,014)
                                                                                -------           -------

            Total adjustments                                                     2,470            (7,800)
                                                                                -------           -------

            Net cash from (used in) operating activities                          3,924            (3,562)


Cash flows from investing activities:
     Acquisition of businesses, net of cash
         acquired                                                                  (683)           (1,112)
     Capital expenditures                                                          (285)           (1,591)
     (Increase) decrease in other assets                                           (185)              206
                                                                                -------           -------

            Net cash used in investing activities                                (1,153)           (2,497)


Cash flows from financing activities:
     Net borrowings under
         line-of-credit agreement                                                   222            10,171
     Net borrowings (repayments) of other long-term debt                         (2,476)           (3,222)
     Issuance of Common Stock pursuant to Employee
     Stock Option and Stock Purchase Plans                                          286               216
     Redemption of redeemable preferred stock of subsidiary                        (111)              (84)
     Dividends on preferred stock of subsidiary                                     (15)              (27)
                                                                                -------           -------

            Net cash provided by (used in) financing activities                  (2,094)            7,054
                                                                                -------           -------
Effect of exchange rate changes on cash                                             (55)              196
                                                                                -------           -------

     NET INCREASE IN CASH                                                           622             1,191

Cash beginning of period                                                            501               413
                                                                                -------           -------

Cash end of period                                                              $ 1,123           $ 1,604
                                                                                =======           =======


        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of September 30, 1996 and the results of its operations and cash flows for the nine months ended September 30, 1996 and 1995. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1995.

2. The results of operations for the nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

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

         The minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1995 are as follows:


                                                                  (Dollars in thousands)
                                                   ---------------------------------------------------
                                                   Facilities           Equipment              Total
                                                   ----------           ---------             --------
         Year ending December 31,
                 1996                               $ 2,965                $ 19                $2,984
                 1997                                 2,661                   6                 2,667
                 1998                                 2,221                   5                 2,226
                 1999                                 1,103                   5                 1,108
                 2000                                   165                   3                   168
                 Later years                            477                  --                   477
                                                    -------                ----               -------

                                                    $ 9,592                $ 38               $ 9,630
                                                    =======                ====               =======

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          ------------------------------------

General
-------

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

    Factors Affecting Recent Operating Results
    ------------------------------------------

         Until 1993, the Company's business consisted primarily of distributing and marketing products that the Company purchased from third- party manufacturers and that were sold under the brand names of those manufacturers ("third-party brand name products"). In order to improve its competitive position and increase its profitability, during the past three years, the Company has introduced into the marketplace a growing number of products, including trailer hitches, plastic wastewater tanks, portable toilets and toilet chemicals, vent lids and stabilizing jacks (the "Proprietary Products"), that have been designed by the Company in conjunction with independent design professionals, and are manufactured by a number of independent manufacturers, specifically for the Company. The Proprietary Products are marketed by the Company under its own brand names in competition with functionally equivalent third-party brand name products. The Company generally is able to obtain the Proprietary Products at prices that are below those it would have to pay for functionally equivalent or similar third-party brand name products and, as a result, the Company is able to realize higher margins on sales of its Proprietary Products.

         In the first half of 1995, three manufacturers of third-party name brand products, sales of which had accounted, in the aggregate, for approximately 8% of the Company's net sales in the fiscal year ended December 31, 1994, terminated their supply arrangements with the Company as a result of its introduction and promotion of functionally equivalent Proprietary Products.

         In an unrelated development, in October 1995 Dometic Corporation, a division of White Consolidated Industries ("Dometic"), which had supplied the Company with substantially all of its requirements for air conditioners, awnings and refrigerators, products that had accounted for 22% and 24%, respectively, of the Company's net sales in 1994 and 1995, announced that it had decided to integrate its operations vertically by marketing its products directly to aftermarket customers in competition with the Company and other RV aftermarket product distributors and that, as a result, it was terminating its supply agreement with the Company. As a consequence of Dometic's actions, the Company entered into a multi-year product supply agreement with Recreation Vehicle Products, Inc. ("RVP"), which manufactures RV air conditioners under the Coleman(R) brand name and awnings under the Faulkner brand name. Under that product supply arrangement, RVP has agreed to supply all of the Company's requirements for RV air conditioners and awnings for a minimum of five years.

Results of Operations
---------------------

         The changes in the supply relationships within the RV products industry and, in particular, the change in the Company's supplier of air conditioners and awnings from Dometic to RVP, increased price competition, unusually severe weather conditions in the first half of 1996, and a slowing in consumer purchases and usage of recreation vehicles, have adversely affected the Company's operating results in the three and nine month periods ended September 30, 1996, as compared to the same three and nine month periods of 1995.

         Net sales revenues decreased by approximately $27,583,000 or 19% in the nine months ended September 30, 1996, and by $9,253,000 or 20% in the three months ended September 30, 1996, as compared to the corresponding nine and three month periods ended September 30, 1995. These decreases were due to a number of factors, including (i) the changes in supply relationships that occurred in 1995 and 1996 which, among other things, have caused supply shortages for the Company as some of its new suppliers have not, as yet, been able to increase production to levels needed to meet the Company's product requirements, which has prevented the Company from fully replacing the sales of third-party brand name products that are no longer sold by the Company with sales of new products; (ii) the replacement of third-party name brand products with Proprietary Products, because in many cases Proprietary Products are sold at prices below those at which the Company had sold functionally equivalent third-party name brand products during the three and nine month periods ended September 30, 1995; (iii) increased price competition due to Dometic's entry into the marketplace as a vertically integrated supplier to aftermarket customers and price reductions by other distributors on various third-party name brand products, which the Company believes is a strategy adopted by such distributors in an effort to increase their market share and to respond to the competitive threat posed by the Company's Proprietary Products; (iv) slowness in sales of new recreational vehicles, which has adversely affected sales of accessories distributed by the Company; and (v) unusually severe weather conditions throughout most of North America that extended throughout the first quarter and into the second quarter of 1996, adversely affecting the usage of recreational vehicles and boats and, therefore, also purchases of aftermarket products, during those periods.

         The Company's gross margin decreased to 15.7% of net sales in the nine months ended September 30, 1996 from 18.3% for the same period of 1995. For the quarter ended September 30, 1996, the gross margin decreased to 12.7% of net sales as compared to 16.5% of net sales in 1995. These decreases were due primarily to (i) changes in product mix to a greater proportion of lower margin products that were attributable primarily to the changes in supply relationships that occurred in 1995 and 1996 and related supply problems that have been occasioned by those changes, which has prevented the Company from fully replacing sales of third-party brand name products that are no longer sold by the Company; (ii) increased price competition which, as discussed above, also adversely affected the Company's sales revenue; and (iii) the impact of fixed costs on a lower sales base, the combined effects of which more than offset the more favorable margins which the Company realizes on sales of its Proprietary Products.

         As a percentage of net sales, selling, general and administrative expenses increased to 14.4% for the nine months ended September 30, 1996 from 12.2% for the same period of 1995. In the third quarter of 1996, these expenses increased to 14.9% of net sales from 11.7% in the comparable quarter in 1995. These increases were due primarily to the impact of fixed costs on a lower sales base and marketing costs associated with the introduction of new Proprietary Products and products from new suppliers.

         Due primarily to the combined effects of the declines in sales and gross margin and the increases in selling, general and administrative expenses, operating income declined to $1,602,000 in the nine months ended September 30, 1996, and the Company sustained a loss from operations of $841,000 in the quarter then ended, as compared to operating income of $8,829,000 and $2,240,000, respectively, in the nine months and quarter ended September 30, 1995.

         The Company maintains ownership positions in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro- rata share of the net income of these companies which is reported as "equity in net earnings of affiliates." During the first nine months of 1996, the Company's earnings from its affiliate investments increased $105,000 or 8% from the same period in 1995. The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments. No dividends were declared by those companies in the first nine months of 1996.

         In the nine months ended September 30, 1996, interest expense declined by $494,000, or 15%, as compared to the same period in 1995. Interest expense in the quarter ended September 30, 1996 decreased by $207,000 or 19% as compared to the same quarter of 1995. These decreases were the result of: (i) a decrease in the rate of interest charged under the Company's revolving bank credit facility, and (ii) reductions in average long-term borrowings outstanding during the third quarter of 1996 as compared to the same quarter of 1995.

         Other income for the nine months ended September 30, 1996 includes the net proceeds from the favorable settlement of a lawsuit recorded in the second quarter of 1996. The net proceeds from the settlement of that lawsuit accounted for the substantial portion of the Company's earnings for the nine months ended September 30, 1996.

         The income tax benefit in the amount of $716,000 in the third quarter of 1996 was attributable to the loss before income taxes incurred in the that quarter.

         The Company anticipates that the factors that led to the decline in sales and the loss that was incurred in the third quarter of 1996, together with the onset of winter weather conditions, will adversely affect operating results, and as a consequence the Company will sustain a loss, in the fourth quarter of 1996. It is not possible at this time to predict the extent of that anticipated loss; however the Company currently expects that it will be somewhat greater than the loss that the Company incurred in the fourth quarter of 1995.

Liquidity and Capital Resources
-------------------------------

         The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At November 8, 1996 outstanding borrowings under the revolving credit facility were approximately $28,300,000.

         The Company believes that for at least the next twelve months available credit under the revolving bank credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements.

         During the nine months ended September 30, 1996, reductions in inventories enabled the Company to generate cash from operating activities of $3,924,000 as compared to $3,562,000 of cash that was used to fund operating activities in the same nine months of 1995.

         Net cash used in investing activities was $1,153,000 in the nine months ended September 30, 1996 and $2,497,000 for the same period of 1995. Capital expenditures were $285,000 in 1996 and $1,591,000 in 1995. The Company used cash of $683,000 in 1996 and $668,000 in 1995 to acquire, in each of those years, 5% of the outstanding shares of, and thereby increase its equity ownership in, H. Burden Ltd., which is an affiliate of the Company that distributes, at wholesale in Western Europe, parts, supplies and accessories for recreational vehicles and boats.

         Net cash used in financing activities was $2,094,000 in the first nine months of 1996 as compared to net cash provided by financing activities of $7,054,000 in same nine month of 1995. The cash provided by financing activities in the first nine months of 1995 was generated primarily from increases in net borrowings of $10,171,000 under the Company's revolving bank credit facility. In the first nine months of 1996, the net increase in bank borrowings was only $222,000. During the first nine months of 1996 and 1995, the Company retired $2,333,000 and $3,333,000, respectively, of subordinated term notes with a combination of borrowings under its revolving bank credit facility and cash from operations.

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

         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to, the effects on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for continuing price competition; and possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells. For information concerning such factors and risks, see the foregoing discussion in this section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                    PART II

ITEM 4.  SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS
         --------------------------------------------------

         (a)     The Annual Meeting of Shareholders was held on August 8, 1996.

         (b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election and the number of votes withheld. The election was uncontested and there were no broker non-votes in the election.

         Directors Elected at the Annual Meeting:

              Name of                       Number of                 Number of
         Nominee/Director                  Votes "For"            Votes "Withheld"
         ----------------                  -----------            ----------------
       Thomas R. McGuire                    4,216,801                   2,383
       Louis B. Sullivan                    4,216,821                   2,363
       John E. Turco                        4,216,821                   2,363
       Brian P. Friedman                    4,216,821                   2,363
       Ben A. Frydman                       4,216,821                   2,363
       Robert S. Throop                     4,216,821                   2,363

         (c) At the Annual Meeting, the shareholders considered and voted on, and they approved, an amendment to the Company's 1993 Stock Option Plan (the "Plan") increasing the aggregate number of shares of Common Stock of the Company that may be issued under the Plan by 250,000 to a total of 500,000 shares. Set forth below are the number of votes cast "For" "Against" and "Abstain" on the proposal to increase the number of shares of common stock issuable under he Plan. There were 10,000 broker non-votes with respect to this proposal.

               For:  3,939,760;   Against:  253,999;   Abstain:  24,425;
               ---                -------              -------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS
         ---------------------------------------------

         (a)   Exhibits.
               --------

               Exhibit 11.1 Computations of Earnings (Loss) Per Share for the Quarter and Nine Months Ended September 30, 1996

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



Date:  November 13, 1996                   THE COAST DISTRIBUTION SYSTEM



                                           By:   /s/ SANDRA A. KNELL
                                              -------------------------------
                                                     Sandra A. Knell
                                                Executive Vice President
                                               and Chief Financial Officer

                               INDEX TO EXHIBITS



                                                                        Sequentially
                                                                          Numbered
Exhibit                                                                     Page
-------                                                                 ------------
Exhibit 11.1      Computations of Earnings (Loss) Per Share for the
                  Quarter and Nine Months Ended September 30, 1996           14

Exhibit 27        Financial Data Schedule                                    16