Form 10-K405
period 1996-12-31
COAST DISTRIBUTION SYSTEM
filed 1997-03-31
CIK 728303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              -----------------------------------------------------


                                    FORM 10-K

(Mark One)

    /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the fiscal year ended December 31, 1996

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

         As of March 24, 1997, the aggregate market value of the Common Stock held by non-affiliates was approximately $13,395,000.

         As of March 25, 1997, a total of 5,210,723 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 1997 Annual Meeting which is to be filed on or before April 29, 1997.

              -----------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

General

         The Coast Distribution System (the "Company") is the largest wholesale distributor of replacement parts, supplies and accessories for recreational vehicles ("RVs"), and one of the largest wholesale distributors of replacement parts, supplies and accessories for boats, in North America. The Company supplies more than 25,000 products and serves more than 15,000 customers throughout the United States and Canada, from 14 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida, Wisconsin and Alaska and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note I to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for certain information regarding the respective operating results of the Company's operations in the United States and Canada in 1995 and 1996. The Company's customers are comprised primarily of recreational vehicle and boat dealers and recreational vehicle and boating parts supply stores and service centers.

         In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of products that have been designed specifically for the Company by independent product design firms and are manufactured for the Company, generally on an exclusive basis, by a number of different independent manufacturers (the "proprietary products"). These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers. The Company is able to obtain the proprietary products at prices that generally are below those it would have to pay for functionally equivalent brand name products. Sales of proprietary products accounted for approximately 15% and 23% of the Company's net sales in the fiscal years ended December 31, 1995 and 1996, respectively. The Company's strategy is to become a supplier of an increasing number of the products that it distributes through alliances or longer term relationships with product manufacturers in order to have greater control over the supply and cost of the products it distributes and, thereby, to increase its profitability. As a result, the Company intends to increase the number of proprietary products that it sells and it expects that sales of proprietary products will increase in the fiscal year ending December 31, 1997. However, at the same time, there will be a significant number of products that the Company will continue to obtain from its traditional suppliers. See "Business-Products" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

         To provide its customers with a high level of service, the Company utilizes a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to the Company, and enables the Company to prepare and invoice most orders within 24 hours of receipt. The Company also has established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. In addition, the Company has developed and implemented marketing and customer service programs through which the Company provides its customers with catalogues and pricing and promotional programs, all of which are designed to assist customers to increase their profitability and to strengthen the Company's relationships with its customers. The Company believes that the breadth of its product lines, the proprietary products it is able to offer to its customers, the computer integration of its operations and the marketing and customer support programs it offers, distinguish it from other distributors of recreational vehicle and boating parts, supplies and accessories. See "Business - Marketing."

         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to, the effects on future performance of changing product supply relationships in the RV industry and the uncertainties created by those changes; increased price competition within the industry; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe winter weather conditions, all of which can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells; the Company's reliance on borrowings to fund a substantial portion of its working capital requirements and capital expenditures; and the effects of currency fluctuations in the countries where the Company's foreign based affiliates are located. For information concerning such factors and risks, see "BUSINESS - Products - Arrangements with Manufacturers - Competition - Factors That Could Affect Future Performance" in Part I, Item 1 of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operation. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

Expansion of Company's Business

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

         In 1993 the Company acquired 5% of the outstanding common shares of H. Burden Ltd. ("Burden"), a corporation that is incorporated in the United Kingdom and which is engaged primarily in the wholesale distribution of recreational vehicle replacement parts, supplies and accessories in the United Kingdom, France and Holland. The Company also obtained an option to acquire the remaining shares of Burden from its shareholders in installments over an approximate 5 year period ending in the first calendar quarter of 1998. By December 31, 1996, the Company had partially exercised this option to increase its ownership to 35% of Burden's common shares. Burden recorded consolidated net sales of (pound)44,244,000 (U.K.) and net income of approximately (pound)1,125,000 (U.K) in its fiscal year ended September 30, 1996. The Company has not decided whether to exercise its option to purchase the remaining Burden shares, which would require the payment of an aggregate cash purchase price within the next twelve months of approximately $12,500,000.

         The Company also has ownership interests in two other foreign distributors of recreational vehicle parts, supplies and accessories: a company based in Sydney, Australia and the other based in Mexico City, Mexico. Both of these distributors are small, with annual sales of less than $2,500,000 each in 1996. However, the Company believes that both of these distributors have the potential to expand their markets and sales in the future. Burden and these two other smaller distribution companies are each managed by local managers who also hold ownership interests in these companies.

         The Company also has a 34% ownership interest in HWH Corporation ("HWH") a privately owned United States-based manufacturer of hydraulic leveling devices and jacks primarily for recreational vehicles.

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

         The Company's investments in HWH, Burden and in the distribution companies based in Australia and Mexico are accounted for under the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

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

         The Company's sales are also affected by weather conditions, because the usage and purchase of recreational vehicles and boats decline in the winter months due to the colder weather. As a result, the Company's operating income declines and it sometimes incurs losses in the winter months, particularly in years in which there are unusually severe winter weather conditions such as those encountered in the first four months of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality and Inflation" in Item 7 of Part II of this Report.

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

         The Company stocks boating and marine parts, supplies and accessories at 13 of its 14 warehouse and distribution centers in the United States and at all four of its distribution centers in Canada. Products distributed by the Company include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment.

         Proprietary Products. In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of proprietary products, which are manufactured specifically for the Company, generally on an exclusive basis, by a number of different manufacturers (the "proprietary products"). The proprietary products, which are designed for the Company by independent professional product design firms or by the independent manufacturers retained to manufacture the products for the Company, include trailer hitches, plastic wastewater tanks, portable toilets and toilet chemicals, vent lids and stabilizing jacks. These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers. Sales of proprietary products, on which the Company has generally realized higher margins than on sales of functionally equivalent name brand products, accounted for 23% of the Company's net sales in 1996, as compared to 15% in 1995, and the Company intends to introduce additional proprietary products which should result in an increase in sales of those products in 1997. However, such products currently lack name brand recognition, which may have a limiting effect on unit sales of and on the prices that the Company is able to charge for such products. It also means that the costs of marketing the proprietary products generally is greater, which somewhat offsets their margin advantage. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Report.

Marketing and Sales

         The Company's customers include (i) recreational vehicle dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent recreational vehicle supply stores and service centers that purchase parts, supplies and accessories for resale to owners of recreational vehicles and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. The Company is not dependent on any single customer for any material portion of its business. No single customer accounted for as much as 5% of the Company's sales in 1994, 1995 or 1996.

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

         In 1995 the Company established a national customer service center in San Jose, California, which enables the Company's customers to obtain product information and to place orders by telephone using the Company's toll-free telephone numbers. With the exception of holidays, the customer service center is operational for a total of 13 hours per day, Monday through Friday, and 8 hours on Saturdays and is staffed by sales personnel who are familiar with the Company's products and are trained to promote the sale of the Company's products and to handle customer service issues. Currently, the number of customer calls handled by the national customer service center, which can be accessed by virtually all of the Company's customers in the United States and Canada, ranges from 2,000 to 6,000 per day and the customer service center has enabled the Company not only to improve customer service, but also to reduce selling expenses.

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

Arrangements with Manufacturers

         General. The products which the Company distributes are purchased by it from more than 600 different manufacturers. As is typical in the industry, in most instances the Company acquires its products on a purchase order basis and has no guaranteed price or delivery agreements with manufacturers. As a result, short-term inventory shortages can occur. The Company sometimes chooses to carry only a single manufacturer's products for certain of the product lines that it sells, although comparable products usually are available from multiple sources. Dependence on a single manufacturer, however, presents some risks, including the inability to readily obtain alternative product supply sources in the event a sole source supplier encounters quality or other production problems, which can, and in 1996 did, adversely affect the Company's sales, as certain of the manufacturers were unable to meet the Company's product requirements, which resulted in lost sales opportunities for the Company (see "Recent Changes in Relationships With Manufacturers").

         No manufacturer or supplier of products to the Company accounted for more than 5% of the Company's product purchases in 1996, other than Recreation Vehicle Products, Inc. ("RVP"), which supplies the Company with RV air conditioners sold under the Coleman(R) brand name and awnings under the Faulkner(R) brand name, the aggregate sales of which accounted for approximately 15% of the Company's net sales in 1996.

         Manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

         Recent Changes in Relationships with Manufacturers. During the five-year period ended December 31, 1995, the Company purchased substantially all of its requirements for air conditioners, awnings and refrigerators for recreational vehicles from Dometic Corporation ("Dometic"), a division of White Consolidated Industries. Sales of products purchased by the Company from Dometic accounted for 22% and 24%, respectively, of the Company's sales in 1994 and 1995. In August 1995, Dometic notified the Company that Dometic had decided to integrate its operations vertically and market its products directly to retail parts and supply stores, repair establishments and new and used recreational vehicle dealers, in direct competition with the Company beginning early in 1996, and, therefore, would be terminating its supply agreement with the Company. Following that notification, in order to ensure that the Company would have a source of supply for air conditioners and awnings, the Company entered into a multi-year product distribution agreement with RVP, under which RVP agreed to supply the Company with its requirements for RV air conditioners and awnings for a minimum term of five (5) years, beginning in 1996.

         However, during 1996 RVP encountered manufacturing and supply problems in its efforts to meet the Company's requirements for awnings. These problems, coupled with Dometic's entry into the market as a competitor of Coast, resulted in a substantial decline in the Company's sales of awning products in 1996. Since awning sales generate higher profit margins than air conditioners, this decline adversely affected the Company's operating results in 1996, and more than offset the positive effects of an increase in sales of air conditioners. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

         During 1995, three of the Company's brand name product suppliers whose products had accounted, in the aggregate, for approximately 8% of the Company's net sales in 1994, terminated their supply relationships with the Company as a result of the Company's introduction of competitive proprietary products. The full effects of those terminations were not felt, however, until 1996, because in 1995 the Company was able to meet substantially all of the customer demand for these types of products with a combination of its remaining inventories of these brand name products and available supplies of its functionally comparable proprietary products. In 1996, by contrast, the Company had to rely entirely on proprietary products to meet customer demand, which required it to significantly increase its orders for these products. The manufacturers, however, encountered problems producing these products in the significantly greater quantities required by the Company during the spring and early summer months of 1996, when customer demand for RV products is at its greatest. Consequently, although these problems were later resolved, the Company was unable to fully meet customer demand for these products, which caused a further loss of sales for the Company in 1996.

         As a result of the changes that have occurred in supply relationships in the industry, there will continue to be increased competition from Dometic and other manufacturers and distributors in the future, which could adversely affect product pricing and the Company's sales and operating margins. Additionally, there is no assurance that the Company will be able to recapture fully the sales volume lost to these competitors in 1996.

Competition

         The Company faces significant competition. In addition to Dometic, there are a number of national and regional distributors of recreational vehicle and boating parts, supplies and accessories that compete with the Company. In addition, certain mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of recreational vehicle or boating parts, supplies and accessories, purchase products directly from manufacturers. Such mass merchandisers and national and regional chains compete directly with recreational vehicle and boating supply stores that purchase products from the Company. Such competition affects both the volume of Company's sales, and the prices it is able to charge for products sold, to such recreational vehicle and boating supply stores. Additionally, there is no assurance that other changes in supply relationships or new alliances within the recreational products industry will not occur that would further increase competition. See "Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company, like most of its competitors, competes on the basis of the quality, speed and reliability of its service, the breadth of its product lines and price. The Company believes that it is highly competitive in each of those areas.

Certain Factors That Could Affect Future Performance

         Changes in Industry Supply Relationships; Increases in Competition. Since 1995 product supply relationships in the RV accessories market have undergone significant change. The changes led to a significant increase in competition and created supply problems for the Company in 1996, which adversely affected its sales and margins and caused the Company to sustain a substantial loss, that was largely offset by other income, in 1996. Although the Company believes that most of these supply problems have been resolved and it expects to be able to introduce a number of new proprietary products that should contribute to increased sales and improved profit margins in 1997, there is no assurance that the Company will be able to recapture fully the sales it lost in 1996 or that it will be able to return to profitability in 1997. There also is no assurance that additional changes, that would increase competition or create further uncertainties for the Company, as well as others in the industry, will not occur in the future. See "BUSINESS--Products-- Arrangements with Manufacturers--Competition" in Part I of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of this Report.

         Cyclical Nature of Business. The Company's sales are affected directly by the purchase and usage levels of RVs and boats which, in turn, depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates which affect the availability and affordability of financing for purchases of RVs and boats, increases in fuel prices which affect the costs of using RVs and boats, and unusually adverse winter weather conditions. A recurrence of adverse economic conditions, such as those experienced in 1990 and 1991, increases in interest rates or fuel prices, or the onset of unusually severe winter weather conditions affecting large regions of North America, such as occurred during the first four months of 1996, could result in declines in the Company's sales that would adversely affect the Company's future operating results.

         Reliance on Borrowings; Debt Service Requirements. The Company has financed its growth primarily with bank borrowings and institutional debt financing and relies heavily on bank borrowings to fund working capital requirements and capital expenditures. Although the Company did generate approximately $4,180,000 of positive cash flow from operations in 1996 (despite the decline in sales and the loss that it incurred during that year), and expects to be able to continue to fund its working capital requirements and capital expenditures in 1997 with a combination of internally generated funds and available borrowings under its revolving bank credit line, the amount of its outstanding borrowings could have adverse consequences for the Company in the future. Among other things, (i) the Company is likely to find it more difficult to obtain additional financing that might be needed to fund expansion or other business opportunities; and (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on indebtedness, which makes the Company more vulnerable to general economic downturns and competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

         At December 31, 1996, the Company had approximately 370 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company's employees is represented by a labor union. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

         The Company operates 14 regional distribution centers in 13 states in the United States and 4 regional distribution centers, each located in a different Province, in Canada. Except for one facility owned by the Company, all of these facilities are leased under net leases which require the Company to pay, in addition to rent, real property taxes, insurance and maintenance costs.

         The following table sets forth certain information regarding these facilities.

                                                                 Square
         Geographic Location                                     Footage        Lease Expiration Date
         -------------------                                     -------        ---------------------
         Visalia, California............................         70,000         February 28, 2007
         Fort Worth, Texas.............................          90,670         April 30, 1999
         San Antonio, Texas............................          46,600         April 30, 1998
         Denver, Colorado..............................          50,000         September 30, 1999
         Elkhart, Indiana..............................         109,000         December 31, 1999
         Lancaster, Pennsylvania.......................          64,900         February 29, 1999
         Atlanta, Georgia..............................          51,100         August 31, 1999
         Tampa, Florida................................          53,100         September 30, 1998
         Phoenix, Arizona..............................          36,500         March 31, 2002
         Salt Lake City, Utah..........................          37,800         March 31, 2000
         Portland, Oregon..............................          72,000         Owned
         Albany, New York..............................          52,500         April 30, 2004
         Eau Claire, Wisconsin ........................          36,000         July 31, 1998
         Anchorage, Alaska.............................          13,200         December 31, 1999
         Montreal, Quebec..............................          40,715         January 1, 2000
         Toronto, Ontario..............................          34,020         December 1, 1998
         Calgary, Alberta..............................          30,750         December 1, 1998
         Vancouver, British Columbia...................          22,839         June 1, 1999

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF REGISTRANT

                        Name                  Age                        Position
                        ----                  ---                        --------
         Thomas R. McGuire.................   53             Chairman of the Board, Chief
                                                             Executive Officer and Director

         Sandra A. Knell...................   39             Executive Vice President - Finance,
                                                             Chief Financial Officer and Secretary

         David A. Berger...................   43             Executive Vice President - Marine
                                                             Sales and Marketing

         Jeffrey R. Wannamaker.............   36             Executive Vice President - Operations

         Dennis A. Castagnola..............   49             Senior Vice President - Proprietary
                                                             Products

         James N. Stark....................   47             Senior Vice President - R.V. Sales
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

         SANDRA A. KNELL. Mrs. Knell has been the Company's Executive Vice President - Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP (formerly Alexander Grant & Co.). Mrs. Knell is a Certified Public Accountant.

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

                                                        High            Low
                                                        -----         -------
1995:

         First Quarter....................              $7-7/8        $6-1/2
         Second Quarter...................               7-1/4         6-1/4
         Third Quarter....................               7-5/8         6
         Fourth Quarter...................               7             5-13/16


1996:

         First Quarter....................              $8-3/4        $5-13/16
         Second Quarter...................               8-5/8         6-1/16
         Third Quarter....................               6-3/8         4-3/4
         Fourth Quarter...................               5-1/2         3-5/8

         On March 24, 1997, the closing price per share of the Company's common stock on the American Stock Exchange was $3-3/4. There were approximately 1,322 holders of record of the Company's common stock as of March 24, 1997.

Dividends

         The Company has a policy of retaining earnings to support the growth of its business and, therefore, does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends by the Company is limited by its loan agreements. See Note E to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below for the fiscal years ended December 31, 1996, 1995 and 1994 and at December 31, 1996 and 1995, are derived from the Company's audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements. The selected financial data for the fiscal years ended December 31, 1993 and 1992 and at December 31, 1994, 1993, and 1992 are derived from audited financial statements which are not included in this report.

                                                      Year Ended December 31,
                                  -----------------------------------------------------------------
                                  1996             1995         1994           1993         1992
                                  ---------     ---------     ---------     ---------     ---------
                                                (In thousands except per share data)
Operating Data:
---------------

Net Sales.....................    $ 139,286     $ 169,559     $ 177,774     $ 140,152     $ 121,989
Cost of sales (including
 distribution costs)..........      118,361       138,806       146,987       115,670       100,026
                                  ---------     ---------     ---------     ---------     ---------
Gross margin..................       20,925        30,753        30,787        24,482        21,963
Selling, general and
 administrative expenses......       21,525        22,260        23,216        19,639        17,837
                                  ---------     ---------     ---------     ---------     ---------
     Operating margin.........         (600)        8,493         7,571         4,843         4,126

Equity in net earnings of
 affiliated companies.........        1,529         1,204         1,237         1,504         1,393
Other income (expense)........       (1,246)       (4,271)       (3,395)       (3,302)       (3,397
                                  ---------     ---------     ---------     ---------     ---------
Earnings (loss) before
 income taxes.................         (317)        5,426         5,413         3,045         2,122
Income taxes (credits)........         (194)        2,082         1,828           608           594
                                  ---------     ---------     ---------     ---------     ---------
Net earnings (loss)...........    $    (123)    $   3,344     $   3,585     $   2,437     $   1,528
                                  =========     =========     =========     =========     =========
Net earnings (loss)
 per share(1).................    $    (.03)    $     .64     $     .70     $     .53     $     .35
                                  =========     =========     =========     =========     =========
Weighted average number
 of shares....................        5,198         5,206         5,186         4,879         4,425
                                  =========     =========     =========     =========     =========


                                                      At December 31,
                                    ---------------------------------------------------
                                     1996       1995       1994       1993       1992
                                    -------    -------    -------    -------    -------
                                                      (In thousands)
Balance Sheet Data:
-------------------

Working capital...............      $45,639    $50,004    $42,127    $33,537    $32,849
Total assets..................       88,442     92,136     85,957     69,135     66,021
Long-term obligations(2)......       33,771     38,376     32,624     28,339     30,455
Shareholders' equity..........       39,450     39,392     35,722     28,487     26,064

----------------
(1)      See Note K to the Company's Consolidated Financial Statements.

(2) Exclusive of current portion. For additional information regarding long-term obligations, see Note E to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles, and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments, and new and used recreational vehicle and boat dealers ("After-Market Customers"). The Company's sales are affected primarily by (i) usage of recreational vehicles and boats which affects the consumers' needs for and purchase of replacement parts, repair services and supplies, and (ii) sales of new recreational vehicles and boats, because consumers often "accessorize" their recreational vehicles and boats at the time of purchase.

         The usage and the purchase, by consumers, of recreational vehicles and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of recreational vehicles and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of recreational vehicles and boats, increases in gasoline prices which adversely affect the costs of using recreational vehicles and boats, and unusually adverse winter weather conditions. A recurrence of adverse economic conditions, increases in interest rates or gasoline prices, or the onset of unusually severe winter weather conditions affecting large regions of the country, could results in declines in the Company's sales that would adversely affect the Company's future operating.

RECENT DEVELOPMENTS IN THE RV INDUSTRY.

         Until 1993, the Company's business consisted primarily of distributing and marketing to its customers products that Coast purchased from third party manufacturers and that were sold under the brand names of those manufacturers. During the past three years, the Company has introduced into the marketplace a growing number of proprietary products, which consist of products, such as tow hitches, vent lids, wastewater tanks, portable toilets and toilet chemicals, that have been designed by independent design professionals, and are produced by independent manufacturers, specifically for the Company and which are marketed and sold by the Company under its own brand names. Sales of proprietary products, which accounted for 10% of the Company's net sales in 1994, increased to 15% and then to 23% of net sales in 1995 and 1996, respectively.

         During the first quarter of 1995, three of Coast's traditional name-brand product suppliers, the products of which accounted for 4%, 3% and 1%, respectively, of the Company's net sales in 1994, discontinued the sale of their products to the Company as a result of its introduction of competitive proprietary products.

         In an unrelated development, in late 1995 Dometic Corporation ("Dometic"), which had supplied the Company with substantially all of its requirements for air conditioners, awnings and refrigerators, that had accounted for 22% and 24%, respectively, of the Company's net sales in 1994 and 1995, announced it had decided to integrate its operations vertically by marketing its products directly to after-market customers in direct competition with Coast and other After-Market distributors and that, as a result, it was terminating its supply agreements with the Company. In response to that action by Dometic, the Company entered into a supply contract with Recreational Vehicle Products, Inc. ("RVP"), which manufactures air conditioners under the Coleman(R) brand name and awnings under the Faulkner(R) brand name. Under that contract, RVP agreed to supply all of the Company's requirements for RV air conditioners and awnings for a minimum term of five years. See "BUSINESS -- Arrangements with Manufacturers" in Part I of this Report.

         These changes in supply relationships resulted in increased price competition within the RV products After-Market and, at the same time, caused supply problems for the Company, as RVP and the manufacturers of certain of the Company's newly introduced proprietary products encountered manufacturing difficulties in attempting to produce and ship the increased quantity of products needed by the Company. These supply problems prevented the Company from fully meeting product demand of its customers and, consequently, resulted in lost sales for the Company in 1996. Coupled with the increase in competition, and unusually severe winter weather conditions in the first four months of 1996, the Company's sales and margins declined and Coast sustained a net loss in 1996 of $123,000, which would have been substantially greater but for other income, totaling $2,354,000 (net of related expenses), that was realized from the favorable settlement of a lawsuit in the second quarter of 1996. These changes may affect the Company's operating results in 1997. See "BUSINESS -- Factors That Could Affect Future Performance" in Part 1 of this Report.

RESULTS OF OPERATIONS

         Net Sales. Net sales in 1996 decreased by approximately $30,273,000 or 17.9% as compared to 1995. This sales decrease was due to a number of factors, including (i) the changes in supply relationships that occurred in 1995 and 1996 which, among other things, have caused supply shortages for the Company as some of its new suppliers have not, as yet, been able to increase production to levels needed to meet the Company's product requirements, which has prevented the Company from fully replacing the sales of third-party brand name products that are no longer sold by the Company with sales of new products; (ii) increased price competition due to Dometic's entry into the marketplace as a vertically integrated supplier to aftermarket customers and price reductions by other distributors on various third-party name brand products, which the Company believes is a strategy adopted by such distributors in an effort to increase their market share and to respond to the competitive threat posed by the Company's proprietary products; (iii) slowness in sales of new recreational vehicles, during the year, which adversely affected sales of accessories distributed by the Company and (iv) unusually severe weather conditions throughout most of North America that extended through the first quarter and into the second quarter of 1996, adversely affecting usage of recreational vehicles and boats and, therefore, also purchases of Aftermarket products, during those periods.

         Net sales in 1995 decreased by approximately $8,215,000 or 4.6% as compared to 1994. This sales decrease was due to (i) a slowing of sales of new recreational vehicles in 1995 which resulted in reductions in purchases of accessories by recreational vehicle dealers, (ii) the introduction, in the first half of 1995, of several new proprietary products which replaced sales of certain products that had been purchased in the past from name brand manufacturers, as well as the termination by certain of these manufacturers of their supply relationships with the company, and (iii) the termination by Dometic, the Company's largest supplier, of its supply agreement with the Company.

         Gross Margin. The Company's gross margin decreased to 15.0% of net sales in 1996 as compared to 18.1% of net sales in 1995. This decrease was due primarily to (i) changes in product mix to a greater proportion of lower margin products that were attributable primarily to the changes in supply relationships that occurred in 1995 and 1996 and related supply problems that have been occasioned by those changes, which has prevented the Company from fully replacing sales of third-party brand name products that are no longer sold by the Company; (ii) increased price competition which, as discussed above, also adversely affected the Company's sales revenue; and (iii) the impact of fixed costs on a lower sales base, the combined effect of which more than offset the more favorable margins which the Company realizes on sales of its Proprietary Products.

         The Company's gross margin increased to 18.1% of net sales in 1995 as compared to 17.3% of net sales in 1994. This increase was due primarily to sales of proprietary products, which in 1995, increased both in absolute dollars and as a percentage of total net sales. In 1995 sales of proprietary products accounted for approximately 15% of net sales as compared to approximately 10% of net sales in 1994. The Company realizes greater profit margins on its sales of proprietary products than it does on name brand products obtained from traditional manufacturers.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 15.5% of net sales in 1996 from 13.1% in 1995. In absolute dollars, these expense declined approximately $735,000 in 1996 as compared to 1995. Selling, general and administrative expenses declined by nearly $1,000,000 in 1995 as compared to 1994, primarily as a result of the expiration of certain non-competition agreements that were entered into in connection with prior acquisitions, the expiration of certain equipment leases, and reductions in selling expenses that were primarily attributable to the establishment of the national customer service center. As a percentage of net sales, selling, general and administrative expenses were 13.1% in both 1995 and 1994.

         Equity in Net Earnings of Affiliates. The Company has ownership interests in certain companies in similar or related businesses, including a 34% ownership interest in HWH and a 35% ownership interest in Burden. The Company's ownership interest in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results it pro rata share of the net income of or any loss incurred by the companies, which is reported as "equity in net earnings of affiliates." The Company's equity in the net earnings of the companies is not cash, and the Company is dependent upon the declaration of dividends by those companies to realize any current cash from these investments. Historically, HWH has paid cash dividends in the fourth quarter of the calendar year and in 1996 and 1995, the Company received cash dividends from HWH of $525,000 each year. There can be no assurance, however, that cash dividends will continue to be paid by HWH in the future. Although Burden has paid cash dividends in the past, such dividends have not been significant.

         Other Income and Expense. Interest expense is the most significant component of Other Income & Expense. During 1996, interest expense decreased by $649,000 or 15.3%, as compared to 1995, as a result of: (i) a decrease in the rate of interest charged under the Company's revolving bank credit facility, and (ii) reductions in average long-term borrowings outstanding during the second half of 1996 as compared to the same period in 1995.

         During 1995, interest expense increased by $677,000 or 18.9% as compared to 1994, primarily as a result of increases in outstanding borrowings the proceeds of which were used to fund increased working capital requirements as a result of (i) expansion of the company's operations, both in the United States, where the Company opened new distribution centers in Eau Claire, Wisconsin and Anchorage, Alaska and in Canada where the Company opened a new distribution center in Vancouver, British Columbia, and (ii) increases in inventories due to the addition of several new proprietary product lines that the Company introduced in late 1994 and early 1995 and the addition of marine products at the Company's distribution centers in Canada.

         The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

         Other income in 1996 includes the net proceeds of $         from
the favorable settlement of a lawsuit recorded in the second quarter of 1996, which largely offset the losses that resulted from the decline in sales and gross margin.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company is entitled to borrow up to the lesser of (i) $50,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate or, at the Company's option but subject to certain limitations, borrowings under the credit facility will bear interest at the bank's available LIBOR rate, plus
2% per annum. At March 24, 1997, outstanding borrowings under this credit facility were $36,342,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company and the agreement governing the credit facility (the "Credit Agreement") contains certain restrictive covenants. The Company was in compliance with those covenants at December 31, 1996, the most recent date as of which compliance with such covenants was required to be determined under the Credit Agreement.

         The Company believes that available credit under its revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements over the next 12 months.

         In 1996, reductions in inventories enabled the Company to generate cash from operating activities of $4,182,000 as compared to $184,000 in 1995. The Company anticipates that it will be able to reduce inventories further in 1997 and, as a result, expects to generate positive cash flow from operations in 1997, which could approximate the cash flow generated by operations in 1996.

         Net cash used in investing activities totaled $1,082,000 in 1996, $3,597,000 in 1995 and $4,617,000 million in 1994. Capital expenditures were $445,000 in 1996, $ 1,862,000 in 1995 and $1,948,000 in 1994. Capital
expenditures during the three years ended December 31, 1996 related principally to the expansion by the Company into new locations, the acquisition of warehouse equipment, the establishment and equipping of the national customer service center, and additional investments in data processing equipment. The Company also used cash of $687,000 in 1996 and $672,000 in 1995 to acquire additional shares, that increased its equity ownership from 25% to 35%, in H. Burden, Limited, which is an affiliate of the Company that distributes, at wholesale in Western Europe, parts, supplies and accessories for recreational vehicles and boats.

         The Company leases the majority of its facilities and certain of its equipment under noncancelable operating leases. In 1996, rent expense under all operating leases was approximately $3.1 million. The Company's future lease commitments are discussed in Note F to the Company's Consolidated Financial Statements contained elsewhere in this Report.

         Net cash used in financing activities was $3,359,000 in 1996, as compared to net cash provided of $3,501,000 in 1995 and $4,810,000 in 1994. The cash provided by financing activities in 1995 and 1994 were generated primarily from increases in net borrowings aggregating $6,477,000 in 1995 and $6,832,000 in 1994 under the Company's revolving bank credit facility. In 1996 and 1995, the Company made principal reduction payments of $2,333,000 and $3,333,000, respectively, on its outstanding senior subordinated notes (the "Subordinated Notes"), principally with borrowings under its long term revolving bank credit facility. The Company is required to make an additional principal reduction payment in the amount of $2,333,000 on the Subordinated Notes in 1997, which it expects to fund with a combination of bank borrowings and internally generated funds.

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

         Set forth below is a summary of quarterly financial data for the two years ended December 31, 1996, which indicates the effects on operating results of the seasonality of the Company's business.

                                                                     QUARTER ENDED
                                             --------------------------------------------------------------
                                              March             June             September         December
                                              1996              1996                1996             1996
                                             -------           -------           ---------         --------
         (Unaudited)                                      (In thousands except per share data)

Revenues..............................       $37,380           $42,159            $37,552           $22,195
Gross profit..........................         7,501             6,145              4,769             2,510
Net earnings (loss)...................           763             1,155               (464)           (1,577)
Net earnings (loss) per  share........          $.15              $.22              $(.09)            $(.30)

                                                                     QUARTER ENDED
                                             --------------------------------------------------------------
                                              March             June             September         December
                                              1995              1995                1995             1995
                                             -------           -------           ---------         --------
         (Unaudited)                                      (In thousands except per share data)

Revenues..............................       $44,355           $53,514            $46,805           $24,885
Gross profit..........................         8,631            10,057              7,723             4,342
Net earnings (loss)...................           772             2,224              1,242              (894)
Net earnings (loss) per  share........          $.15              $.42               $.24             $(.18)

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE YEARS ENDED DECEMBER 31, 1995

                                                                                                         Page
                                                                                                         ----
Consolidated Financial Statements:

         Report of Independent Certified Public Accountants..........................................     20

         Consolidated Balance Sheets, December 31, 1996 and 1995.....................................     21

         Consolidated Statements of Operations for the Years Ended
           December 31, 1996, 1995 and 1994..........................................................     22

         Consolidated Statements of Cash Flows
           for the Years Ended December 31, 1996, 1995 and 1994......................................     23

         Consolidated Statement of Shareholders' Equity for the
           Years Ended December 31, 1996, 1995 and 1994..............................................     25

         Notes to Consolidated Financial Statements..................................................     26

Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts
           for the Years Ended December 31, 1992, 1993 and 1994 .....................................     38

         (Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

                                HWH CORPORATION
                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                           DECEMBER 31, 1996 AND 1995


                                    CONTENTS

                                                                                                         Page
                                                                                                         ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................................................     39

FINANCIAL STATEMENTS

  BALANCE SHEETS.....................................................................................     40

  STATEMENTS OF EARNINGS.............................................................................     42

  STATEMENTS OF STOCKHOLDERS' EQUITY.................................................................     43

  STATEMENTS OF CASH FLOWS...........................................................................     44

  NOTES TO FINANCIAL STATEMENTS......................................................................     46

FINANCIAL STATEMENT SCHEDULE

  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS ...................................................     56


                  H. BURDEN LIMITED AND SUBSIDIARY UNDERTAKING
                   INDEX TO FINANCIAL STATEMENTS FOR THE YEAR
                            ENDED SEPTEMBER 30, 1996

                                                                                                         Page
                                                                                                         ----
Report of Auditors...................................................................................     57

Principal Accounting Policies........................................................................     58

Consolidated Profit and Loss Account.................................................................     60

Consolidated Balance Sheet...........................................................................     61

Balance Sheet........................................................................................     62

Consolidated Cash Flow Statement.....................................................................     63

Statement of Total Recognized Gains and Losses.......................................................     64

Notes to Financial Statements........................................................................     65

                         [GRANT THORNTON LETTERHEAD]


                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
The Coast Distribution System

   We have audited the accompanying consolidated balance sheets of The Coast Distribution System and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

   We have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this Schedule presents fairly, in all material respects, the information required to be set forth therein.


/s/ GRANT THORNTON LLP

San Jose, California
March 3, 1997

                           CONSOLIDATED BALANCE SHEETS



As of December 31,                                                                  1996         1995
-------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)
ASSETS
     CURRENT ASSETS
              Cash                                                                 $   214      $   501
              Accounts receivable (less allowance for
                     doubtful receivables of $1,086 in 1996 and
                     $937 in 1995)                                                  13,285       12,083
              Inventories                                                           43,193       48,225
              Prepaid expenses                                                         426          597
              Deferred income taxes                                                  2,038        1,782
              Income tax refunds receivable                                            883          285
                                                                                   -------      -------
                    Total current assets                                            60,039       63,473


     PROPERTY, PLANT & EQUIPMENT                                                     5,355        6,133
     OTHER ASSETS
              Investments in affiliates                                             12,458       10,891
              Costs in excess of net assets of acquired
                businesses                                                           9,048        9,447
              Non-competition agreements                                                35          584
              Other                                                                  1,507        1,608
                                                                                   -------      -------
                                                                                    23,048       22,530
                                                                                   -------      -------
                                                                                   $88,442      $92,136
                                                                                   =======      =======

LIABILITIES
     CURRENT LIABILITIES
              Accounts payable                                                     $ 7,322      $ 7,376
              Accrued liabilities                                                    1,911        2,005
              Notes payable                                                          1,500        1,500
              Current maturities of long-term obligations                            3,667        2,588
                                                                                   -------      -------
                    Total current liabilities                                       14,400       13,469

     LONG-TERM OBLIGATIONS                                                          33,771       38,376
     DEFERRED INCOME TAXES                                                             348          315
     COMMITMENTS                                                                       -            -
     REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                                          473          584
     SHAREHOLDERS' EQUITY
              Common stock, no par value; authorized 10,000,000 shares;
                issued and outstanding, 5,210,723 shares in 1996 and
                5,155,429 shares in 1995                                            19,440       19,155
              Cumulative translation adjustment                                        (11)          75
              Retained earnings                                                     20,021       20,162
                                                                                   -------      -------
                                                                                    39,450       39,392
                                                                                   -------      -------
                                                                                   $88,442      $92,136
                                                                                   =======      =======


        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,                                    1996               1995                1994
-----------------------------------------------------------------------------------------------------------
                                                       (dollars in thousands, except for per share amounts)
Net sales                                                $139,286            $169,559            $177,774
Cost of products sold (including distribution costs)      118,361             138,806             146,987
                                                         --------            --------            --------
Gross margin                                               20,925              30,753              30,787
Selling, general and administrative expenses               21,525              22,260              23,216
                                                         --------            --------            --------
Operating margin                                             (600)              8,493               7,571
Equity in net earnings of affiliated companies              1,529               1,204               1,237
Other income (expense)
     Interest expense                                      (3,600)             (4,249)             (3,572)
     Other                                                  2,354                 (22)                177
                                                         --------            --------            --------
Earnings (loss) before income taxes                          (317)              5,426               5,413
     Income tax provision (benefit)                          (194)              2,082               1,828
                                                         --------            --------            --------
Net earnings (loss)                                      $   (123)           $  3,344            $  3,585
                                                         ========            ========            ========
Earnings (loss) per common and common equivalent share:
              Primary                                    $   (.03)           $    .64            $    .71
                                                         ========            ========            ========
              Fully diluted                              $   (.03)           $    .64            $    .70
                                                         ========            ========            ========


        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                                      1996        1995        1994
-----------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Cash flows from operating activities:
     Net earnings (loss)                                                    $  (123)    $ 3,344     $ 3,585
     Adjustment to reconcile net earnings (loss) to net cash
      provided (used) by operating activities:
          Depreciation                                                        1,166       1,180         986
          Amortization                                                        1,084       1,501       2,167
          Loss (gain) from sale of equipment                                    (62)         (4)        (37)
          Equity in net earnings of affiliated companies,
                net of dividends                                               (950)       (645)       (172)
          Deferred income taxes                                                (110)         18        (255)
          Change in assets and liabilities net of
            effects from business acquisitions:
                Accounts receivable                                          (1,202)      1,194      (1,343)
                Inventory                                                     5,032      (5,647)     (5,249)
                Prepaids and tax refunds receivable                            (505)         80         242
                Accounts payable                                                (54)        422        (927)
                Accrued liabilities                                             (94)     (1,259)        447
                                                                            -------     -------     -------
                                                                              3,177      (5,210)     (6,830)
                                                                            -------     -------     -------
          Net cash provided (used) by operating
             activities                                                       4,182         184        (556)

Cash flows from investing activities:
     Proceeds from sale of equipment                                            124          17         283
     Decrease (increase) in other assets                                         66        (797)       (331)
     Acquisitions of businesses, net of cash acquired                          (827)       (955)     (2,621)
     Capital expenditures                                                      (445)     (1,862)     (1,948)
                                                                            -------     -------     -------
          Net cash used in investing activities                              (1,082)     (3,597)     (4,617)

Cash flows from financing activities:
     Net borrowings (repayments) under notes payable and
       line-of-credit agreements
     Proceeds from issuance of long-term debt                                (1,068)      6,477       6,832
     Repayment of long-term debt                                                161         361         273
     Issuance of common stock under employee                                 (2,613)     (3,448)     (2,475)
       stock purchase and stock option plans
     Repurchase of common stock                                                 285         716         195
     Income tax benefit of exercise of stock options                            -          (589)        -
     Redemption of redeemable preferred stock                                   -            88          53
       of subsidiary
     Dividends on preferred stock of subsidiary                                (106)        (71)        (43)
       Net cash provided (used) by financing activities                         (18)        (33)        (25)
                                                                            -------     -------     -------
                                                                             (3,359)      3,501       4,810

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



Year Ended December 31,                                                              1996       1995       1994
------------------------------------------------------------------------------------------------------------------
                                                                                        (dollars in thousands)

Effect of exchange rate changes on cash                                              $  (28)    $   -       $  122
                                                                                     ------     ------      ------
NET INCREASE (DECREASE) IN CASH                                                        (287)        88        (241)
Cash beginning of year                                                                  501        413         654
                                                                                     ------     ------      ------
Cash end of year                                                                     $  214     $  501      $  413
                                                                                     ======     ======      ======
Supplemental disclosures of cash flow information:
              Cash paid during the year for:
                           Interest                                                  $3,733     $4,329      $3,621
                           Income taxes                                                 673      2,072       1,350

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

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                       Cumulative
                                                             Common      Retained      Translation
Three Years Ended December 31, 1996                          Stock       Earnings      Adjustment   Total
-----------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Balance at January 1, 1994                                   $15,245      $13,291         $(49)     $28,487
Net earnings for the year                                        -          3,585          -          3,585
Foreign currency translation adjustments                         -            -            (20)         (20)
Issuance of common stock under employee
     stock purchase plan                                         156          -            -            156
Exercise of stock options                                         39          -            -             39
Conversion of convertible debt into common stock               1,000          -            -          1,000
Issuance of common stock in connection with
     acquisitions                                              2,447          -            -          2,447
Income tax benefit of exercise of non-qualified
     stock options                                                53          -            -             53
Dividends on preferred stock of subsidiary                       -            (25)         -            (25)
                                                             -------      -------        -----      -------
Balance at December 31, 1994                                  18,940       16,851          (69)      35,722

Net earnings for the year                                        -          3,344          -          3,344
Foreign currency translation adjustments                         -            -            144          144
Issuance of common stock under employee
     stock purchase plan                                         171          -            -            171
Exercise of stock options                                        545          -            -            545
Repurchase of common stock                                      (589)         -            -           (589)
Income tax benefit of exercise of non-qualified
     stock options                                                88          -            -             88
Dividends on preferred stock of subsidiary                       -            (33)         -            (33)
                                                             -------      -------        -----      -------
Balance at December 31, 1995                                  19,155       20,162           75       39,392
                                                             -------      -------        -----      -------
Net loss for the year                                            -           (123)         -           (123)
Foreign currency translation adjustments                         -            -            (86)         (86)
Issuance of common stock under employee stock
     purchase plan                                               198          -            -            198
Exercise of stock options                                         87          -            -             87
Dividends on preferred stock of subsidiary                       -            (18)         -            (18)
                                                             -------      -------        -----      -------
Balance at December 31, 1996                                 $19,440      $20,021        $ (11)     $39,450
                                                             =======      =======        =====      =======

         The accompanying notes are an integral part of this statement.

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

5. Industry Segment. The Company operates in one industry segment which is the distribution of recreational replacement parts, supplies and accessories. The Company distributes its product from 18 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company's revenues in 1996, 1995, or 1994.

6. Intangible Assets. The costs in excess of net assets of acquired businesses are being amortized on a straight-line basis using periods ranging from four to thirty years. Non-competition agreements are being amortized on a straight-line basis over seven years. At December 31, 1996 and 1995, the accumulated amortization applicable to intangible assets was approximately $5,369,000 and $8,170,000, respectively. On an ongoing basis, management reviews the valuation and amortization of intangibles. As part of this review, the Company evaluates the recoverability of the intangibles based upon the operating income generated by the related acquired businesses to determine if impairment has occurred.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.

8. Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on a portion of the inventory purchases of its subsidiary. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 1996, there were no forward exchange contracts outstanding.

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

   H. BURDEN LIMITED - In 1993, the Company began acquiring shares of H. Burden Limited ("Burden"). In 1996 the Company increased its ownership to 35% of the outstanding shares. The cumulative purchase price paid for the shares was $4,025,000. The investment in Burden is accounted for by the equity method and, accordingly, the equity in net earnings of Burden is included in the Company's consolidated statements of earnings from the date of acquisition through September 30, 1996.

   Pro forma results of operations assuming the Coast Canada and Burden acquisitions had occurred as of the beginning of each respective year presented have not been presented as such results do not differ materially from the reported results of operations.

NOTE C: PROPERTY, PLANT & EQUIPMENT

   Property and equipment consists of the following at December 31:

                                                   1996         1995
----------------------------------------------------------------------
                                                 (dollars in thousands)
Building                                          $ 2,791      $ 2,792
Warehouse equipment                                 3,305        3,563
Office equipment                                    4,686        5,072
Leasehold improvements                                922          938
Automobiles                                            73          150
                                                  -------      -------
                                                   11,777       12,515
Less accumulated depreciation
  and amortization                                  7,059        7,019
                                                  -------      -------
                                                    4,718        5,496
Land                                                  637          637
                                                  -------      -------
                                                  $ 5,355      $ 6,133
                                                  =======      =======

NOTE D: INVESTMENTS IN AFFILIATED COMPANIES

   The Company's 34% investment in HWH Corporation is accounted for using the equity method of accounting. Summarized financial information of HWH at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, is presented as follows:


Condensed Balance Sheets
As of December 31,                                    1996      1995
-----------------------------------------------------------------------
                                                  (dollars in thousands)
Cash and cash equivalents                           $ 1,626    $ 1,259
Investments                                           1,719      3,733
Receivables                                           4,029      4,495
Inventory                                             9,052      4,984
Other current assets                                    659        651
Investments and long-term receivables                 2,187      2,387
Property and equipment                                1,251      2,719
Other assets                                            100         87
                                                    -------    -------
                                                    $20,623    $20,315
                                                    =======    =======
Current liabilities                                 $ 2,789    $ 3,627
Long-term debt                                          120        141
Shareholders' equity                                 17,714     16,547
                                                    -------    -------
                                                    $20,623    $20,315
                                                    =======    =======



Condensed Statements of Earnings
Year Ended December 31,                    1996       1995       1994
-----------------------------------------------------------------------
                                             (dollars in thousands)
Net sales                                 $32,279    $30,946    $26,291
Cost of goods sold                         21,544     20,829     16,459
                                          -------    -------    -------
Gross margin                               10,735     10,117      9,832

Selling, general and
  administrative expenses                   6,837      6,069      5,820
Other income                                  375        534        478
                                          -------    -------    -------
Earnings before income taxes                4,273      4,582      4,490
Provision for income taxes                  1,535      1,584      1,436
                                          -------    -------    -------
   Net earnings                           $ 2,738    $ 2,998    $ 3,054
                                          =======    =======    =======

   Summarized financial information of Burden at September 30, 1996 and 1995 and for the years ended September 30, 1996 and 1995 is presented as follows:

Condensed Balance Sheets
As of September 30,                                   1996        1995
------------------------------------------------------------------------
                                                   (dollars in thousands)
Cash                                                 $   168    $   115
Receivables                                            8,540      7,687
Inventory                                             14,023     12,210
Other current assets                                     498        388
Property and equipment                                11,297      8,512
Other assets                                             -           92
                                                     -------    -------
                                                     $34,526    $29,004
                                                     =======    =======
Current maturities                                   $ 5,635    $ 5,158
Other current liabilities                              8,408      6,945
Long-term debt                                         8,403      5,953
Shareholders' equity                                  12,080     10,948
                                                     -------    -------
                                                     $34,526    $29,004
                                                     =======    =======

Condensed Statements of Earnings
Year Ended September 30,                               1996       1995
-------------------------------------------------------------------------
                                                    (dollars in thousands)
Net sales                                             $64,526    $59,617
Cost of goods sold                                     52,316     47,771
                                                      -------    -------
Gross margin                                           12,210     11,846

Selling, general and
  administrative expenses                               8,818      9,276
Other (income) expense                                    803        947
                                                      -------    -------
Earnings before income taxes                            2,589      1,623
Provision for income taxes                              1,030        642
                                                      -------    -------
     Net earnings                                     $ 1,559    $   981
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

   The Company's investments in unconsolidated affiliates (excluding Coast Canada) are summarized as follows:

                                                 HWH       Burden      Other
----------------------------------------------------------------------------
                                                   (dollars in thousands)

Balance at 1/1/95                              $5,959      $3,024       $398
   Investments                                    -           672        140
   Equity in earnings (loss), net
     of goodwill amortization                     944         279        (19)
   Dividends received                            (525)        (34)        -
   Translation adjustments                        -            63        (10)
                                               ------      ------       ----
Balance at 12/31/95                            $6,378      $4,004       $509
   Investments                                    -           687         -
   Equity in earnings (loss), net
     of goodwill amortization                     852         512        165
   Dividends received                            (525)        (48)        -
   Translation adjustments                        -           (84)       (10)
                                               ------      ------       ----
Balance at 12/31/96                            $6,705      $5,071       $682
                                               ======      ======       ====

NOTE E: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at


December 31:                                                                             1996       1995
-----------------------------------------------------------------------------------------------------------
                                                                                      (dollars in thousands)
Secured note payable to bank                                                            $27,956    $29,024

11.2% senior subordinated secured notes-due June 1, 1999                                  7,001      9,334

11.25% note collateralized by a deed of trust on land and building,
  due in monthly installments of $7, remaining principal due in November 1997               602        615

11.625% note collateralized by a deed of trust on land and building, due in
  monthly installments of $5, remaining principal due in November 1997                      433        441

10% note collateralized by a deed of trust on land and building, due in
  monthly installments of $11, final payment due in September 2004                          728        788

Other note payable                                                                          183        237

Capital lease obligations                                                                   535        525
                                                                                        -------    -------
                                                                                         37,438     40,964
Current portion                                                                           3,667      2,588
                                                                                        -------    -------
                                                                                        $33,771    $38,376
                                                                                        =======    =======

   Subsequent to 1997, annual maturities of long-term obligations (in thousands) are $2,645 in 1998, $2,576 in 1999, $28,128 in 2000, $97 in 2001 and $325
due thereafter.

Secured Note Payable to Bank

   The secured note payable to bank represents a revolving credit agreement, collateralized by substantially all assets of the Company. The Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to 80% of the value of their eligible accounts receivable and 50% of the value of their eligible inventory. Interest is payable at LIBOR, (5.65625% at December 31, 1996) plus 200 basis points.

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

NOTE F: COMMITMENTS

Operating Leases

    The Company leases its corporate offices, certain warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The office and warehouse leases expire over the next eleven years and the equipment leases expire over the next four years. Minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1996 are as follows:


Year Ending
December 31,                          Equipment   Facilities      Total
------------------------------------------------------------------------
                                             (dollars in thousands)
1997                                    $ 81        $2,930        $3,011
1998                                      79         2,555         2,634
1999                                      13         1,482         1,495
2000                                       3           454           457
2001                                       -           434           434
Thereafter                                 -         1,439         1,439
                                        ----        ------        ------
                                        $176        $9,294        $9,470
                                        ====        ======        ======

    Rent expense charged to operations amounted to (in thousands) $3,116 in 1996, $3,144 in 1995 and $3,780 in 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G: STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans - The Company has in effect a 1987 Nonqualified Stock Option Plan and a 1993 Stock Option and Incentive Plan ("the plans") which authorize the issuance of options to purchase 700,000 shares of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors. The plans generally provide that option prices will not be less than fair market value per share on the date the option is granted, or 110% of fair market value in the case of an incentive stock option granted to any employee who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company.

   Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below. Pro forma amounts for 1996 and 1995 may not be indicative of pro forma results in future periods because the pro forma amounts below do not include pro forma compensation cost for options granted prior to January 1, 1995.


                                            1996         1995
                                            ----         ----
     Net Earnings (loss)  As reported    $(123,000)   $3,344,000
                          Pro Forma      $(193,000)   $3,256,000

     Per share            As reported    $   (0.03)   $     0.64
                          Pro Forma      $   (0.04)   $     0.63

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no expected dividends; expected volatility of 45%; risk-free interest rates of 6.1% and 7.2%; and expected lives of 4 years. A summary of the status of the Company's stock option plan as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                                                 1996                      1995                       1994
                                       ------------------------------------------------------------------------------------
                                                 Weighted Average            Weighted Average             Weighted Average
                                        Shares    Exercise Price    Shares    Exercise Price     Shares    Exercise Price
                                       ------------------------------------------------------------------------------------
    Outstanding at beginning of year   198,250        $6.00         432,709       $5.75          238,576      $ 3.86
    Granted                             10,000         5.63          97,500        6.94          209,600        7.75
    Exercised                          (24,675)        3.50        (151,034)       3.57          (11,442)      (3.38)
    Forfeited                             (375)        3.62        (180,925)       6.93           (4,025)      (4.24)
                                       -------                     --------                      -------
    Outstanding at end of year         183,200         7.03         198,250        6.00          432,709        5.75

    Weighted average fair value of
      options granted during the year                 $2.40                       $3.05                       $ 2.52

    The following information applies to options outstanding at December 31, 1996:

       Range of exercise prices          $4.63-$6.50     $7.13-$7.88
       Options outstanding                    57,200         126,000
       Weighted average exercise price         $6.05           $7.47
       Weighted average remaining
          contractual life (years)                 8               6
       Options exercisable                    57,200          57,200
       Weighted average exercise price         $6.05           $7.63

1987 Employee Stock Purchase Plan

   The Company has in effect an Employee Stock Purchase Plan under which 450,000 shares of the Company's common stock are reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions in amounts related to their basic compensation. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. During the years ended December 31, 1996 and 1995, 30,619 and 26,013 shares, respectively, of common stock were issued under the Employee Stock Purchase Plan. At December 31, 1996, 201,335 shares remain available for issuance in future offering periods.

NOTE H: EMPLOYEE BENEFIT PLAN

   The Company adopted a 401(K) profit sharing plan as of January 1, 1989. All full-time employees are eligible to participate on the first quarter following completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $39,803 in 1996, $41,299 in 1995 and $20,363 in 1994.

NOTE I: FOREIGN OPERATIONS

   A summary of the Company's operations by geographic area is presented below:

                                         1996         1995
------------------------------------------------------------
                                      (dollars in thousands)
Net Sales
     United States                     $120,957     $148,021
     Canada                              19,295       22,438
     Eliminations                          (966)        (900)

Operating Margin
     United States                       (1,013)       7,073
     Canada                                 478        1,450
     Eliminations                           (65)         (30)

Identifiable Assets
     United States                       82,711       86,007
     Canada                               8,873        8,950
     Eliminations                        (3,142)      (2,821)

         Transfers between geographic areas have not been presented as they are not significant.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J: INCOME TAXES

   Pretax income for the years ended December 31 was taxed under the following jurisdictions:

                                               1996      1995      1994
------------------------------------------------------------------------
                                                (dollars in thousands)
Domestic                                       $(378)   $4,486    $4,021
Foreign                                           61       940     1,392
                                               -----    ------    ------
                                               $(317)   $5,426    $5,413
                                               =====    ======    ======
------------------------------------------------------------------------

   The provision for income taxes is summarized as follows for the year ended December 31:

                                         1996        1995        1994
----------------------------------------------------------------------
                                            (dollars in thousands)
Current:
         Federal                         $(137)     $1,386      $1,308
         State                              12         273         246
         Foreign                            41         405         529
                                         -----      ------       -----
                                           (84)      2,064       2,083
                                         =====      ======       =====
Deferred:
         Federal                          (129)        (44)       (174)
         State                              14          62         (86)
         Foreign                             5         -             5
                                         -----      ------       -----
                                          (110)         18        (255)
                                         -----      ------       -----
Income tax provision                     $(194)     $2,082      $1,828
                                         =====      ======       =====
----------------------------------------------------------------------



   The total operating loss carryforwards available for state income tax purposes at December 31, 1996 aggregate $1,930,000. The earliest carryforwards begin to expire in 1997.

   Deferred tax assets (liabilities) are comprised of the following at December 31:

                                          1996        1995        1994
-----------------------------------------------------------------------
                                             (dollars in thousands)
Deferred tax assets
   Inventory capitalization              $1,034      $  918      $1,096
   Bad debt provision                       382         345         423
   Inventory reserve                        507         403         307
   Property, plant and equipment              1          41          92
   Loss carryforwards                       145         181         252
   Other                                     45          11           5
                                         ------      ------      ------
   Gross deferred tax assets              2,114       1,899       2,175
   Less valuation allowance                 (72)        (76)        (82)
                                         ------      ------      ------
                                         $2,042      $1,823      $2,093
                                         ------      ------      ------
Deferred tax liabilities
   Unremitted earnings of affiliates     $ (257)     $ (233)     $ (197)
   Property, plant and equipment            (91)        (82)         (4)
                                         ------      ------      ------
   Gross deferred tax liabilities          (348)       (315)       (201)
                                         ------      ------      ------
   Net deferred tax assets               $1,694      $1,508      $1,892
                                         ======      ======      ======
-----------------------------------------------------------------------



   A reconciliation between actual tax expense (benefit) for the year and expected tax expense is as follows:

                                                1996         1995       1994
------------------------------------------------------------------------------
                                                    (dollars in thousands)
Earnings (loss) before income taxes             $(317)      $5,426      $5,413
                                                -----       ------      ------
Expected income tax expense at 34%               (108)       1,845       1,840
Higher rates on earnings of foreign operations      8           69          46
Goodwill amortization                             229          267         233
Dividend exclusion on earnings of affiliate      (242)        (269)       (294)
State taxes (net of federal benefit)               44          225          79
Decrease in valuation allowance                    (4)          (6)         (2)
Exclusion of earnings (benefit) of
  foreign affiliates                             (133)         (71)        (63)
Other                                              12           22         (11)
                                                -----       ------      ------
Income tax provision                            $(194)      $2,082      $1,828
                                                =====       ======      ======
------------------------------------------------------------------------------

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTE K: EARNINGS PER SHARE

   Earnings per share are based upon the average number of common and dilutive common equivalent (stock options and convertible notes) shares outstanding during each year (5,198,402 shares in 1996, 5,205,730 shares in 1995, and 5,185,775 shares in 1994).

NOTE L: ACCRUED LIABILITIES

   Accrued liabilities consist of the following at December 31:

                                                   1996          1995
-----------------------------------------------------------------------
                                                 (dollars in thousands)
Payroll and related benefits                      $  723        $  659
Rent                                                 267           347
Income and other taxes                               461           331
Other                                                460           668
                                                  ------        ------
                                                  $1,911        $2,005
                                                  ======        ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE M: NOTES PAYABLE

   At December 31, 1996 and 1995 the Company owed its affiliate HWH $1,500,000. The notes payable are due on demand and interest is paid monthly at the Company's current rate payable on its secured note payable to bank (see note E).

NOTE N: FINANCIAL INSTRUMENTS

   The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. Investments in affiliates consists of securities for which a reasonable estimate of fair value could not be made as no quoted market prices for the securities exist and the costs of determining fair value would be excessive. As of December 31, 1996, the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities, exceed the carrying value by approximately $300,000.

NOTE O: SIGNIFICANT CONCENTRATIONS

   The Company's ability to satisfy demand for its products may be limited by the availability of those products from the Company's suppliers. In 1995, the Company entered into a multi-year supply agreement with Recreational Vehicle Products, Inc. ("RVP"), which manufactures air conditioners under the Coleman(R) brand name and awnings under the Faulkner(R) brand name. RVP has agreed to supply the Company with its requirements for these products, the sales of which accounted for 15% of the Company's net sales in 1996.

NOTE P: OTHER INCOME

   Other income consists primarily of the proceeds to the Company from the favorable settlement of a lawsuit with a leading supplier. The resultant gain is shown net of certain expenses incurred as a result of the Company's involvement in the lawsuit.

                                                                    SCHEDULE II


                THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1994, 1995 and 1996

                                              Balance,                                             Balance,
                                            beginning of                                            end of
Description                                    period          Additions(1)     Deductions(2)       period
-----------                                 -----------        ------------     -------------    ----------
Allowance for doubtful accounts:

Year Ended December 31, 1994                $1,000,000          $375,000          $235,000       $1,140,000
Year Ended December 31, 1995                $1,140,000          $161,000          $364,000       $  937,000
Year Ended December 31, 1996                $  937,000          $534,000          $385,000       $1,086,000

---------------
(1)    Includes addition of $78,000 as a result of an acquisition of receivables
(2)    Write-off of doubtful accounts against the allowance and recoveries.

                                              Balance,                                            Balance,
                                            beginning of                                           end of
Description                                   period          Additions(1)     Deductions(2)       period
-----------                                 -----------       ------------     -------------     ----------
Allowance for obsolete or
  slow-moving inventory:

Year Ended December 31, 1994                $  880,000         $388,000          $270,000        $  998,000
Year Ended December 31, 1995                $  998,000         $594,000          $269,000        $1,323,000
Year Ended December 31, 1996                $1,323,000         $427,000          $380,000        $1,370,000

----------------
(1)    Includes addition of $149,000 as a result of an acquisition of inventory.
(2) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
HWH Corporation

We have audited the accompanying balance sheets of HWH Corporation (a Montana corporation) as of December 31, 1996 and 1995 and the related statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HWH Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

We have also audited Schedule II for each of the three years in the period ended December 31, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



/s/ GRANT THORNTON LLP


Chicago, Illinois
February 14, 1997

HWH CORPORATION
BALANCE SHEETS
DECEMBER 31,
================================================================================


                                          ASSETS                       1996             1995
                                                                    -----------      -----------
CURRENT ASSETS
    Cash and cash equivalents ................................      $ 1,626,264      $ 1,258,956
    Investments ..............................................        1,718,522        3,733,398
    Receivables
       Trade, less allowance for doubtful accounts of $200,000
           in 1996 and $400,000 in 1995 ......................        3,993,928        4,377,586
       Notes, including affiliate notes of $1,500,000 in 1996
           and 1995 ..........................................        1,525,436        1,575,000
       Interest ..............................................            9,537           42,640
                                                                    -----------      -----------

                                                                      5,528,907        5,995,226

    Inventories ..............................................        9,052,423        4,983,865
    Other current assets .....................................          659,016          651,098
                                                                    -----------      -----------

                  Total current assets .......................       18,585,126       16,622,543

LONG-TERM INVESTMENTS AND RECEIVABLES
    Investments ..............................................          687,295          687,295
    Notes receivable, less current maturities ................              -            200,000
                                                                    -----------      -----------

                                                                        687,295          887,295
PROPERTY, PLANT AND EQUIPMENT
    Land .....................................................           58,492           58,492
    Building and building improvements .......................        1,457,558        1,401,875
    Machinery and equipment ..................................        1,155,973        1,115,054
    Transportation equipment .................................          547,349          437,440
    Office equipment .........................................          494,364          428,206
                                                                    -----------      -----------

                                                                      3,713,736        3,441,067

       Less accumulated depreciation .........................        2,462,973        2,247,809
                                                                    -----------      -----------

                                                                      1,250,763        1,193,258

       Construction in progress ..............................              -          1,525,747
                                                                    -----------      -----------

                                                                      1,250,763        2,719,005

OTHER ASSETS .................................................          100,404           87,481
                                                                    -----------      -----------

                                                                    $20,623,588      $20,316,324
                                                                    ===========      ===========

HWH CORPORATION
BALANCE SHEETS - CONTINUED
DECEMBER 31,
================================================================================


      LIABILITIES AND STOCKHOLDERS' EQUITY                            1996             1995
                                                                   -----------      -----------
CURRENT LIABILITIES
    Current maturities of long-term debt ....................      $    20,000      $    20,000
    Note payable -director ..................................              -            675,000
    Accounts payable ........................................        1,397,136        1,391,823
    Accrued expenses ........................................        1,372,217        1,233,080
    Income taxes payable ....................................              -            307,354
                                                                   -----------      -----------

              Total current liabilities .....................        2,789,353        3,627,257

LONG-TERM DEBT, less current maturities .....................          120,000          140,000

COMMITMENTS AND CONTINGENCIES ...............................              -                -

DEFERRED INCOME TAX LIABLITITY ..............................              -              2,000

STOCKHOLDERS' EQUITY
    Capital stock
       Common, Class A, 8.19 votes per share; no par value;
           authorized, issued and outstanding, 10,000 shares            10,000           10,000
       Common, Class B, .63 votes per share; no par value;
           authorized, 240,000 shares; issued, 201,926 shares          264,428          264,428
    Retained earnings .......................................       17,514,442       16,311,927
    Net unrealized gain on investments available-for-sale ...            4,220           39,567
                                                                   -----------      -----------

                                                                    17,793,090       16,625,922

    Less 7,210 shares of Class B common stock in treasury in
       1996 and 1995 - at cost ..............................           78,855           78,855
                                                                   -----------      -----------

                                                                    17,714,235       16,547,067
                                                                   -----------      -----------

                                                                   $20,623,588      $20,316,324
                                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

HWH CORPORATION
STATEMENTS OF EARNINGS
YEAR ENDED DECEMBER 31,
================================================================================


                                                      1996               1995               1994
                                                  ------------       ------------       ------------
Net sales ..................................      $ 32,279,451       $ 30,946,325       $ 26,291,351

Cost of goods sold .........................        21,544,069         20,829,025         16,458,700
                                                  ------------       ------------       ------------

           Gross profit ....................        10,735,382         10,117,300          9,832,651

Selling, general and administrative expenses         6,836,917          6,069,166          5,820,434
                                                  ------------       ------------       ------------

           Operating profit ................         3,898,465          4,048,134          4,012,217

Other income (expense)
    Dividend income ........................           169,852            160,435            130,700
    Interest income ........................           237,620            349,795            400,185
    Interest expense .......................           (44,983)           (10,943)            (7,158)
    Gain (loss) gain on sale of securities .             6,551             34,659            (52,167)
    Miscellaneous ..........................             5,750                558              6,312
                                                  ------------       ------------       ------------

                                                       374,790            534,504            477,872
                                                  ------------       ------------       ------------

           Earnings before income taxes ....         4,273,255          4,582,638          4,490,089

Income tax expense (benefit)
    Current ................................         1,485,370          1,598,399          1,482,420
    Deferred ...............................            50,000            (14,000)           (46,000)
                                                  ------------       ------------       ------------

                                                     1,535,370          1,584,399          1,436,420
                                                  ------------       ------------       ------------

           NET EARNINGS ....................      $  2,737,885       $  2,998,239       $  3,053,669
                                                  ============       ============       ============

           EARNINGS PER COMMON SHARE .......      $      13.37       $      14.65       $      14.92
                                                  ============       ============       ============

The accompanying notes are an integral part of these statements.

HWH CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1996
================================================================================


                                             Common       Common    Treasury                   Net unrealized gain     Total
                                              stock       stock       stock       Retained    (loss) on investments stockholders'
                                             Class A     Class B     at cost      earnings     available-for-sale      equity
                                             -------    --------    --------    ------------  --------------------  -------------
Balance at January 1, 1994 ..............    $10,000    $264,428    $(78,855)   $ 14,866,129      $      -         $ 15,061,702

Net effect of change in accounting
    for investments available-for-sale
    at January 1, 1994 ..................        -           -           -               -            42,725             42,725

Net earnings ............................        -           -           -         3,053,669             -            3,053,669

Cash dividends on common stock
    ($15.00 per share) ..................        -           -           -        (3,070,740)            -           (3,070,740)

Decrease in net unrealized gain (loss) on
    investments available-for-sale ......        -           -           -               -          (198,731)          (198,731)
                                             -------    --------    --------    ------------       ---------       ------------

Balance at December 31, 1994 ............     10,000     264,428     (78,855)     14,849,058        (156,006)        14,888,625

Net earnings ............................        -           -           -         2,998,239             -            2,998,239

Cash dividends on common stock
    ($7.50 per share) ...................        -           -           -        (1,535,370)            -           (1,535,370)

Increase in net unrealized gain (loss) on
    investments available-for-sale ......        -           -           -               -           195,573            195,573
                                             -------    --------    --------    ------------       ---------       ------------

Balance at December 31, 1995 ............     10,000     264,428     (78,855)     16,311,927          39,567         16,547,067

Net earnings ............................        -           -           -         2,737,885             -            2,737,885

Cash dividends on common stock
    ($7.50 per share) ...................        -           -           -        (1,535,370)            -           (1,535,370)

Decrease in net unrealized gain (loss) on
    investments available-for-sale ......        -           -           -               -           (35,347)           (35,347)
                                             -------    --------    --------    ------------       ---------       ------------

Balance at December 31, 1996 ............    $10,000    $264,428    $(78,855)   $ 17,514,442       $   4,220       $ 17,714,235
                                             =======    ========    ========    ============       =========       ============


The accompanying notes are an integral part of these statements.

HWH CORPORATION
STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31,
================================================================================


                                                                    1996             1995               1994
                                                                -----------       -----------       -----------
Cash flows from operating activities:
    Net earnings .........................................      $ 2,737,885       $ 2,998,239       $ 3,053,669
    Adjustments to reconcile net earnings to net
       cash (used in) provided by operating activities:
           Depreciation and amortization .................          229,647           190,396           196,381
           Loss on sale of fixed assets ..................            1,056               -                 -
           (Gain) loss on sale of securities .............           (6,551)          (34,659)           52,167
           Deferred income taxes .........................           50,000           (14,000)          (46,000)
           Provision for losses on accounts receivable ...         (108,424)           18,112            47,237
           (Increase) decrease in assets
              Receivables ................................          525,185        (1,411,153)          515,062
              Inventories ................................       (4,068,558)       (1,671,378)         (541,831)
              Prepaid expenses ...........................           10,151           (54,556)         (153,023)
              Refundable income taxes ....................          (50,069)          188,396          (188,396)
           Increase (decrease) in liabilities
              Accounts payable ...........................            5,313           826,790            32,742
              Accrued expenses ...........................          139,137            56,184           104,139
              Income taxes payable .......................         (307,354)          307,354          (254,854)
                                                                -----------       -----------       -----------

                  Total adjustments ......................       (3,580,467)       (1,598,514)         (236,376)
                                                                -----------       -----------       -----------

                  Net cash (used in) provided by operating
                     activities ..........................         (842,582)        1,399,725         2,817,293

Cash flows from investing activities:
    Disbursements on notes receivable ....................             (436)       (1,650,000)         (225,000)
    Principal payments received on notes receivable ......          250,000           855,283           207,680
    Proceeds from sale of securities .....................        1,981,638         2,944,804         2,554,631
    Purchase of securities ...............................          (15,558)         (140,177)       (4,920,615)
    Capital expenditures .................................         (376,913)       (1,476,936)         (335,594)
    Proceeds from sale of fixed assets ...................        1,615,045               -                 -
    Increase in cash surrender value of life
       insurance policy ..................................          (13,516)          (12,043)          (11,118)
                                                                -----------       -----------       -----------

                  Net cash provided by (used in)
                     investing activities ................        3,440,260           520,931        (2,730,016)


The accompanying notes are an integral part of these statements.

HWH CORPORATION
STATEMENTS OF CASH FLOWS - CONTINUED
YEAR ENDED DECEMBER 31,
================================================================================


                                                                                     1996              1995               1994
                                                                                  -----------       -----------       -----------
Cash flows from financing activities:
    Dividends paid .........................................................      $(1,535,370)      $(1,535,370)      $(3,070,740)
    Principal payment on long-term debt ....................................          (20,000)          (20,000)          (20,000)
    Proceeds from issuance of note payable .................................              -             675,000               -
    Payment of note payable ................................................         (675,000)              -                 -
                                                                                  -----------       -----------       -----------

                  Net cash used in financing activities ....................       (2,230,370)         (880,370)       (3,090,740)
                                                                                  -----------       -----------       -----------

                  NET INCREASE (DECREASE)
                     IN CASH AND CASH
                     EQUIVALENTS ...........................................          367,308         1,040,286        (3,003,463)

Cash and cash equivalents at beginning of year .............................        1,258,956           218,670         3,222,133
                                                                                  -----------       -----------       -----------

Cash and cash equivalents at end of year ...................................      $ 1,626,264       $ 1,258,956       $   218,670
                                                                                  ===========       ===========       ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest ............................................................      $    44,393       $    10,943       $     7,333
       Income taxes ........................................................        1,819,310         1,106,804         1,925,530

Supplemental schedule of non-cash investing and financing activities:
           Increase (decrease) in net unrealized gain (loss) on investments available-for-sale, net of deferred tax (benefit) expense of
              $(20,000) in 1996, $106,000 in 1995
              and $(84,000) in 1994 ........................................      $   (35,347)      $   195,573       $  (198,731)


The accompanying notes are an integral part of these statements.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

HWH Corporation (the "Company") manufactures vehicle leveling systems and related parts. The Company grants credit to customers, the majority of whom are manufacturers and distributors in the recreational vehicle industry throughout the United States and Europe. Certain reclassifications have been made to the 1995 amounts to conform with the 1996 presentation.

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

PROPERTY, PLANT AND EQUIPMENT

Depreciation of property, plant and equipment is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using both straight-line and accelerated methods. Depreciable lives by asset classification are as follows:

                                                                    Life in
                                                                     years
                                                                     -----
Building and building improvements...............................   5 - 31
Machinery and equipment..........................................   3 - 10
Transportation equipment.........................................   3 -  7
Office equipment.................................................   5 - 10

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

INVESTMENTS IN DEBT AND QUALIFYING EQUITY SECURITIES

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, investments in debt and qualifying equity securities are classified as either held-to-maturity, trading or available-for-sale. Held-to-maturity investments are debt securities that the Company has the positive intent and ability to hold to maturity. These investments are recorded at amortized cost. Debt and equity securities purchased principally for the purpose of resale in the near term are classified as trading investments and are recorded at fair value. Unrealized gains or losses on these investments are included in earnings of the current period. Other debt and equity securities that are not categorized as held-to-maturity or trading are classified as available-for-sale and reported at fair value. Unrealized gains or losses on these securities are reported as a separate component of stockholders' equity, net of applicable income tax expense or benefit. The effect of adopting this statement was not material.

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

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE A - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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


================================================================================
NOTE B - NOTES RECEIVABLE

Notes receivable at December 31, 1996 and 1995 consist of the following:

                                                                                         1996            1995
                                                                                      ----------      ----------
Unsecured note receivable from The Coast Distribution System ("Coast"), an affiliated company, due on demand, with interest to be paid monthly at LIBOR
    plus 1.5% (6.875% at December 31, 1996) ....................................      $1,500,000      $1,500,000

9.5% note, receivable in installments of $50,000 on January 1, 1996 and 1997, with the balance due January 1, 1998, interest to be paid semiannually, collateralized by certain real estate and
    personal property, balance of note paid in 1996 ............................             -           250,000

Other ..........................................................................          25,436          25,000
                                                                                      ----------      ----------

                                                                                       1,525,436       1,775,000

    Less current maturities ....................................................       1,525,436       1,575,000
                                                                                      ----------      ----------

                                                                                      $      -        $  200,000
                                                                                      ==========      ==========

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE C - INVESTMENTS

The Company holds the following investments as of December 31:

                                                  1996            1995
                                               ----------      ----------
Current
    Marketable equity securities ........      $1,718,522      $2,019,900
    Government mutual funds .............             -           112,951
    U.S. treasury securities ............             -         1,349,179
    Obligations of political subdivisions             -           251,368
                                               ----------      ----------

                                               $1,718,522      $3,733,398
                                               ==========      ==========
Long-term
    Marketable corporate bonds ..........      $  257,282      $  257,282
    Obligations of political subdivisions         430,013         430,013
                                               ----------      ----------

                                               $  687,295      $  687,295
                                               ==========      ==========

The amortized cost and fair value of available-for-sale securities as of December 31, 1996 are summarized as follows:

                                                                          Gross       Gross      Amortized
                                                           Amortized    Unrealized  Unrealized    Cost at
                                                              Cost        Gains       Losses     Fair Value
                                                           ----------   ----------  ----------   ----------
      Marketable equity securities.................        $1,712,301     $111,265    $105,044   $1,718,522
                                                           ==========     ========    ========    =========

Proceeds from sales of available-for-sale securities were approximately $381,000 for the year ended December 31, 1996. These sales resulted in gross realized gains of approximately $62,000 and gross realized losses of approximately $55,000 using a specific identification basis. The net unrealized holding gain decreased approximately $55,000 in 1996.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE C - INVESTMENTS - CONTINUED

The amortized cost and fair value of held-to-maturity securities as of December 31, 1996 are summarized as follows:

                                                        Gross          Gross
                                           Amortized  Unrealized    Unrealized
                                             Cost       Gains         Losses      Fair Value
                                           --------   ----------    ----------    ----------
Marketable corporate bonds ..........      $257,281      $  -         $9,435      $247,846
Obligations of political subdivisions       430,014       3,960          -         433,974
                                           --------      ------       ------      --------

                                           $687,295      $3,960       $9,435      $681,820
                                           ========      ======       ======      ========

The amortized cost and fair value of securities being held-to-maturity as of December 31, 1996, by contractual maturity, are shown below:

                                            Amortized
                                              Cost        Fair Value
                                            ---------     ----------
Due in one year or less ..............      $     -       $    -
Due after one year through five years        330,014       332,824
Due after five years through ten years       100,000       101,150
Due after ten years ..................       257,281       247,846
                                            --------      --------

                                            $687,295      $681,820
                                            ========      ========

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE D - INVENTORIES

Inventories consist of the following at December 31:

                            1996          1995
                         ----------      ----------
Purchased materials      $4,872,386      $3,175,177
Work-in-process ...       3,416,685       1,322,151
Finished goods ....         763,352         486,537
                         ----------      ----------

    Total .........      $9,052,423      $4,983,865
                         ==========      ==========


================================================================================

NOTE E - RELATED PARTY TRANSACTIONS

During the years ended December 31, 1996, 1995 and 1994, the Company had sales to Coast of approximately $2,600,000, $3,700,000 and $3,600,000, respectively. Coast owns 69,971 shares, or approximately 36% of the Company's outstanding Class B common stock. Trade receivable balances from Coast at December 31, 1996 and 1995 were approximately $348,000 and $55,000, respectively.

During the years ended December 31, 1996, 1995 and 1994, the Company paid for production services from UP Electronics, an affiliated company, which totaled approximately $2,420,000, $1,540,000, and $1,120,000, respectively. Amounts due to UP Electronics included in accounts payable at December 31, 1996 and 1995 were approximately $589,000 and $292,000, respectively. In addition, during the years ended December 31, 1996 and 1995, the Company paid for production services to CCO, Inc., an affiliated company, which totaled approximately $1,310,000 and $190,000, respectively. Amounts due to CCO, Inc. included in accounts payable at December 31, 1996 were approximately $124,000. No amounts were due at December 31, 1995.

Leases with CDC Limited ("CDC"), an affiliated company, and UP Electronics are described in note H.

In 1995, a Director of the Company loaned $675,000 to the Company in the form of a demand note, bearing interest at an annual rate of 5.5%. The note was paid in 1996.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE F - PLEDGED ASSETS AND LONG-TERM DEBT

In August, 1983, the Company obtained $400,000 of the City of Wilton, Iowa, Industrial Development Revenue Bonds, Series 1983 for the purpose of providing funds to construct and expand the existing manufacturing facility of the Company. The bonds bear interest equal to a defined money market certificate rate (5.34% at December 31, 1996) and mature in annual amounts of $20,000 on each August 1 through 2003. As of December 31, 1996, $140,000 of the bonds remain outstanding.

The Company maintains a $120,000 line of credit, which expires February, 1997, with interest at the bank's base rate. There were no outstanding borrowings under the line of credit as of December 31, 1996 and 1995.

The outstanding revenue bonds and any amounts borrowed under the line of credit are collateralized by all receivables, inventories and property and equipment of the Company.

Future annual maturities of long-term debt as of December 31, 1996 are as follows:

Year ending December 31,

    1997.........................................   $  20,000
    1998.........................................      20,000
    1999.........................................      20,000
    2000.........................................      20,000
    2001.........................................      20,000
    2002 and thereafter..........................      40,000
                                                     --------
                                                     $140,000
                                                     ========



================================================================================
NOTE G - PROFIT-SHARING PLAN

The Company has a profit-sharing plan for all eligible employees who have met certain qualifications as prescribed by the plan. The Company's contribution is discretionary and determined annually by the Board of Directors. Amounts contributed for the years ended December 31, 1996, 1995 and 1994 were approximately $533,000, $407,000, and $350,000, respectively.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE H - LEASE COMMITMENTS

The Company leases certain machinery and equipment from CDC, under a master lease agreement dated October 1, 1996. The lease is for a period of one year. The lease requires annual rentals of $875,000 plus the payment of insurance and normal maintenance.

The Company also leases space and certain facilities from UP Electronics. The lease requires monthly rent payments which are determined, in part, on actual production services performed by UP Electronics.

Rent expense under all leases for the years ended December 31, 1996, 1995 and 1994 was approximately $944,000, $905,000, and $734,000, respectively.



================================================================================

NOTE I - ACCRUED EXPENSES

Accrued expenses consist of the following at December 31:

                                                                      1996               1995
                                                                  -----------         -----------
Payroll.......................................................    $   124,526         $   153,051
Profit-sharing................................................        533,456             407,177
Warranty claims...............................................        500,000             500,000
Commissions...................................................         98,764             106,359
Other.........................................................        115,471              66,493
                                                                  -----------         -----------

                                                                   $1,372,217          $1,233,080
                                                                   ==========          ==========

================================================================================

NOTE J - INCOME TAXES

The difference between income tax rates computed by applying the Federal statutory income tax rate to income before provision for income taxes and the effective income tax rate is reconciled as follows at December 31:

                                                               1996            1995           1994
                                                               ----            ----           ----
Federal statutory rate.......................................  34.0%           34.0%          34.0%
Other - net..................................................   1.9            .6             (2.0)
                                                               ----            ----           ----

Effective income tax rate....................................  35.9%           34.6%          32.0%
                                                               ====            ====           ====

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE J - INCOME TAXES - CONTINUED

The tax effects of existing temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31 are as follows:

                                                         1996            1995
                                                      ---------       ---------
Deferred income tax assets:
    Allowance for doubtful receivables .........      $  70,000       $ 140,000
    Warranty claims ............................        175,000         175,000
    Uniform inventory capitalization ...........         95,000          80,000
    Depreciation ...............................          3,000             -
                                                      ---------       ---------

           Total deferred income tax assets ....        343,000         395,000

Deferred income tax liabilities:
    Unrealized gain on investments .............         (2,000)        (22,000)
    Depreciation ...............................            -            (2,000)
                                                      ---------       ---------

           Total deferred income tax liabilities         (2,000)        (24,000)
                                                      ---------       ---------

           Net deferred tax assets .............      $ 341,000       $ 371,000
                                                      =========       =========


================================================================================

NOTE K - MAJOR CUSTOMERS

Net sales for the years ended December 31, 1996, 1995 and 1994 included sales to the following major customers:

                                                                                 Net Sales
                                                            ----------------------------------------------------
                                                               1996                 1995                1994
                                                            -----------          -----------         -----------
Customer A...........................................      $  5,447,000         $  5,461,000        $  4,810,000
Customer B...........................................         5,483,000            3,913,000           3,597,000
Customer C...........................................         2,634,000            3,683,000           2,458,000
                                                            -----------          -----------         -----------

                                                            $13,564,000          $13,057,000         $10,865,000
                                                            ===========          ===========         ===========

At December 31, 1996, approximately 43% of total receivables was due from the Company's two most significant customers.

HWH CORPORATION
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 31, 1996, 1995 AND 1994
================================================================================


NOTE L - STOCK PURCHASE PLAN

Under the provisions of a stock purchase plan, the Company has offered to purchase its outstanding common stock at a price of $82 per share which is equal to five times the after tax earnings per share, averaged over the past five years. The total value of shares to be offered for purchase is determined annually by the Board of Directors. This offer is effective through April 1, 1997.


================================================================================

NOTE M - LITIGATION

The Company is a defendant in several lawsuits seeking monetary damages. Management believes that the outcome of these lawsuits will not have a material impact on the Company.

                          FINANCIAL STATEMENT SCHEDULE

HWH CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                  Additions charged to
                            Balance at      --------------------------------                          Balance
                             beginning        Costs and               Other                          at end of
Description                 of period          expenses             accounts     Deductions (1)        period
-----------                 -----------     ----------              ---------      --------------      --------
Allowance for doubtful
  receivables

Year ended
    December 31,
    1996                        $400,000       $  91,576          $     -         $291,576  (2)     $200,000

Year ended
    December 31,
    1995                        $400,000       $  18,112          $     -        $  18,112  (1)     $400,000

Year ended
    December 31,
    1994                        $330,000       $  47,237          $     -        $ (22,763) (1)     $400,000


Warranty reserve

Year ended
    December 31,
    1996                        $500,000        $473,341          $     -         $473,341          $500,000

Year ended
    December 31,
    1995                        $500,000        $421,467          $     -         $421,467          $500,000

Year ended
    December 31,
    1994                        $500,000        $398,494          $     -         $398,494          $500,000


Note:    (1)  Uncollectible receivables charged off, net of recoveries.
         (2) Amount includes $91,576 in uncollectible receivables charged off and a $200,000 reduction in the allowance.

                            [LOGO OF GRANT THORNTON]


REPORT OF THE AUDITORS TO THE MEMBERS OF
H BURDEN LIMITED

We have audited the accompanying consolidated balance sheet of H Burden Limited and subsidiaries as of 30 September 1996 and the related consolidated statements of profit and loss account and cash flows for the year ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United Kingdom and the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of H Burden Limited as of 30 September 1996 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles in the United Kingdom.

Generally accepted accounting principles in the United Kingdom vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected the results of operations for the year ending 30 September 1996 and the shareholders' equity as of 30 September 1996 to the extent summarized in Note 27 to the consolidated financial statements.


GRANT THORNTON
REGISTERED AUDITORS
CHARTERED ACCOUNTANTS
KETTERING
12 DECEMBER 1996

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

PRINCIPAL ACCOUNTING POLICIES

--------------------------------------------------------------------------------

BASIS OF PREPARATION

The financial statements have been prepared in accordance with applicable accounting standards and under the historical cost convention.

The principal accounting policies of the group have remained unchanged from the previous year and are set out below.

BASIS OF CONSOLIDATION

The group financial statements consolidate those of the company and of its subsidiary undertakings (see note 8) drawn up to 30 September 1996. The results of subsidiary undertakings acquired during the year have been included from the date of acquisition. Profits or losses on intra-group transactions are eliminated in full. On acquisition of a subsidiary, all of the subsidiary's assets and liabilities which exist at the date of acquisition are recorded at their fair values reflecting their condition at that date.

Goodwill arising on consolidation, representing the excess of the fair value of the consideration given over the fair values of the identifiable net assets acquired, is written off to reserves immediately on acquisition.

TURNOVER

Turnover is the total amount receivable by the group for goods supplied and services provided, excluding VAT and trade discounts.

DEPRECIATION

Depreciation is calculated to write down the cost of all tangible fixed assets other than freehold land and certain freehold buildings by equal annual installments over their expected useful lives.

The periods generally applicable are:

                   Freehold buildings           - 25 years
                   Short leasehold premises     - the lease term
                   Plant and equipment          - 5 to 10 years
                   Motor vehicles               - 4 to 5 years

No depreciation is provided on certain freehold buildings or long leasehold premises, as it is the group's policy to maintain these assets in a continual state of sound repair. The useful economic lives of these assets are thus so long and residual values so high that any depreciation would not be material. Residual values are based on prices prevailing at the date of acquisition or subsequent valuation. Provision is made in the profit and loss account for any permanent diminution in value.

INVESTMENTS

Investments are stated at cost less amounts written off.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

-------------------------------------------------------------------------------

STOCKS

Stocks are stated at the lower of cost and net realisable value.

DEFERRED TAXATION

Deferred tax is provided for under the liability method using the tax rates estimated to arise when the timing differences reverse and is accounted for to the extent that it is probable that a liability or asset will crystallise. Unprovided deferred tax is disclosed as a contingent liability.

FOREIGN CURRENCIES

Transactions in foreign currencies are translated at the exchange rate ruling at the date of the transaction. Monetary assets and liabilities in foreign currencies are translated at the rates of exchange ruling at the balance sheet date. The financial statements of foreign subsidiaries are translated at the rate of exchange ruling at the balance sheet date. The exchange differences arising from the retranslation of the opening net investment in subsidiaries are taken directly to reserves. Where exchange differences result from the translation of foreign currency borrowings raised to acquire foreign assets (including equity investments) they are taken to reserves and offset against the differences arising from the translation of those assets. All other exchange differences are dealt with through the profit and loss account.

CONTRIBUTIONS TO PENSION FUNDS

DEFINED CONTRIBUTION SCHEME

The pension costs charged against profits represent the amount of the contributions payable to the scheme in respect of the accounting period.

DEFINED BENEFIT SCHEME

The pensions costs charged against profits are based on an actuarial method and assumptions designed to spread the anticipated costs of providing these benefits over the service lives of the employees entitled to receive them, so as to ensure that the regular cost of providing benefits represents a substantially level percentage of the current and expected future payroll. Variations from regular cost are spread over the remaining service lives of current employees in the scheme.

LEASED ASSETS

Assets held under finance leases and hire purchase contracts are capitalised in the balance sheet and depreciated over their expected useful lives. The interest element of leasing payments represents a constant proportion of the capital balance outstanding and is charged to the profit and loss account over the period of the lease.

All other leases are regarded as operating leases and the payments made under them are charged to the profit and loss account on a straight-line basis over the lease term.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

CONSOLIDATED PROFIT AND LOSS ACCOUNT

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

                                                                        1996
                                                NOTE      pounds       pounds
                                                ----      ------     ----------
TURNOVER                                         1                   42,846,548
change in stocks of finished goods                                    1,397,739
                                                                     ----------

                                                                     44,244,287
Purchases of goods for resale                                        32,838,484
                                                                     ----------

                                                                     11,405,803
Staff costs                                      3                    3,986,798
                                                                     ----------

                                                                      7,419,005
Depreciation                                     1       387,930
Other operating charges                                4,591,457      4,979,387
                                                       ---------      ----------

OPERATING PROFIT                                18                    2,439,618

Net interest                                     2                      721,843
                                                                     ----------

PROFIT ON ORDINARY ACTIVITIES
BEFORE TAXATION                                  1                    1,717,775

Tax on profit on ordinary
activities                                       4                      593,250
                                                                     ----------

PROFIT FOR THE FINANCIAL YEAR                   17                    1,124,525

Dividends                                        6                       90,040
                                                                     ----------
PROFIT RETAINED                                 16                    1,034,485
                                                                     ==========

      The accompanying accounting policies and notes form an integral part of these financial statements.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

CONSOLIDATED BALANCE SHEET AT 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

                                                                        1996
                                                    Note   pounds      pounds
                                                    ----  ---------   ---------
FIXED ASSETS
Tangible assets                                       7               7,564,108

CURRENT ASSETS
Stocks                                                9   8,960,739
Debtors                                              10   5,775,064
Cash at bank and in hand                                    107,162
                                                         ----------

                                                         14,842,965
CREDITORS: AMOUNTS FALLING DUE
WITHIN ONE YEAR                                      11   8,940,905
                                                         ----------

NET CURRENT ASSETS                                                    5,902,060
                                                                     ----------

TOTAL ASSETS LESS CURRENT LIABILITIES                                13,466,168

CREDITORS: AMOUNTS FALLING DUE
AFTER MORE THAN ONE YEAR                             12               5,369,634

PROVISIONS FOR LIABILITIES AND
CHARGES                                              14                  32,632
                                                                     ----------

                                                                      8,063,902
                                                                     ==========

CAPITAL AND RESERVES
Called up share capital                              15                 101,670
Share premium account                                16                 777,213
Other reserve                                        16                  31,707
Profit and loss account                              16               7,153,312
                                                                     ----------

SHAREHOLDERS' FUNDS                                  17               8,063,902
                                                                     ==========

Equity shareholders' funds                                            7,967,902
Non-equity shareholders' funds                                           96,000
                                                                     ----------
                                                                      8,063,902
                                                                     ==========

The financial statements were approved by the Board of Directors on 12 December 1996.

M S Bowyer

                           Directors

E C Lister


      The accompanying accounting policies and notes form an integral part of these financial statements.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

BALANCE SHEET AT 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

                                                                        1996
                                                  Note     pounds      pounds
                                                  ----    ---------   ---------
FIXED ASSETS
Tangible assets                                     7                 2,999,799
Investments                                         8                 2,128,906
                                                                      ---------

                                                                      5,128,685
CURRENT ASSETS
Stocks                                              9      4,863,801
Debtors                                            10      6,187,688
Cash at bank and in hand                                       9,423
                                                          ----------

                                                          11,060,912
CREDITORS: AMOUNTS FALLING DUE
WITHIN ONE YEAR                                    11      7,536,153
                                                          ----------

NET CURRENT ASSETS                                                    3,524,759
                                                                      ---------

TOTAL ASSETS LESS CURRENT LIABILITIES                                 8,653,444

CREDITORS: AMOUNTS FALLING DUE
AFTER MORE THAN ONE YEAR                           12                 2,687,832

PROVISIONS FOR LIABILITIES AND
CHARGES                                            14                         0
                                                                      ---------

                                                                      5,965,612
                                                                      =========

CAPITAL AND RESERVES
Called up share capital                            15                   101,670
Share premium account                              16                   777,213
Profit and loss account                            16                 5,086,729
                                                                      ---------

SHAREHOLDERS' FUNDS                                                   5,965,612
                                                                      =========

Equity shareholders' funds                                            5,869,612
Non-equity shareholders' funds                                           96,000
                                                                      ---------
                                                                      5,965,612
                                                                      =========

The financial statements were approved by the Board of Directors on 12 December 1996.

M S Bowyer

                      Directors

E C Lister

      The accompanying accounting policies and notes form an integral part of these financial statements.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

CONSOLIDATED CASH FLOW STATEMENT

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

                                                                       1996
                                                         NOTE         pounds
                                                         ----         ------
NET CASH INFLOW FROM OPERATING ACTIVITIES                 18         1,302,857
                                                                    ----------

RETURNS ON INVESTMENTS AND SERVICING OF FINANCE
Interest paid                                                         (702,472)
Interest received                                                        1,146
Dividends paid                                                         (90,040)
                                                                    ----------

NET CASH OUTFLOW FROM RETURNS ON INVESTMENTS
AND SERVICING OF FINANCE                                              (791,366)
                                                                    ----------

TAXATION
Corporation tax paid                                                  (219,260)
                                                                    ----------

INVESTING ACTIVITIES
Purchase of tangible fixed assets                                   (2,506,749)
Sale of tangible fixed assets                                           51,179
                                                                    ----------

NET CASH OUTFLOW FROM INVESTING ACTIVITIES                          (2,455,570)
                                                                    ----------

NET CASH OUTFLOW BEFORE FINANCING                                   (2,163,339)

FINANCING
Issue of shares                                                        100,985
Receipts from borrowing                                              2,186,567
Repayment of borrowing                                                (286,435)
Purchase of own shares                                                (100,985)
Capital element of finance lease rentals                               (19,118)
                                                                    ----------

NET CASH INFLOW FROM FINANCING                            19         1,881,014
                                                                    ----------

DECREASE IN CASH AND CASH EQUIVALENTS                     20          (282,325)
                                                                    ==========

      The accompanying accounting policies and notes form an integral part of these financial statements.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------


STATEMENT OF TOTAL RECOGNISED GAINS AND LOSSES

                                                                   1996
                                                                  pounds
                                                                  ------

Profit for the financial year                                   1,034,485

Currency differences on foreign currency net investments         (115,450)
                                                                ---------

TOTAL RECOGNISED GAINS AND LOSSES FOR THE YEAR                    919,035
                                                                =========


      The accompanying accounting policies and notes form an integral part of these financial statements.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

1   TURNOVER AND PROFIT ON ORDINARY ACTIVITIES BEFORE TAXATION

    The turnover and profit before taxation are attributable to one activity, the supply of caravan, camping and marine accessories.

    An analysis of turnover by geographical market is given below:

                                                                        1996
                                                                       pounds
                                                                     ----------
    United Kingdom                                                   25,559,503
    Other European countries                                         17,287,045
                                                                     ----------
                                                                     42,846,548
                                                                     ==========

    The profit on ordinary activities is stated after:

                                                                        1996
                                                                        Franc
                                                                     ----------
    Auditors' remuneration:
    Audit services                                                      58,428
    Non-audit services                                                   7,300

    Depreciation of tangible fixed assets:
    Owned                                                              387,930
    Held under finance leases and hire purchase contracts                    0

    Hire of plant and machinery                                          5,562
    Other operating lease rentals                                      126,514
                                                                    ==========

2   NET INTEREST

                                                                        1996
                                                                       pounds
                                                                    ----------

    On bank loans and overdrafts                                       719,507
    Other interest payable and similar charges                           3,482
                                                                    ----------

                                                                       722,989
    other interest receivable and similar income                        (1,146)
                                                                    ----------

                                                                       721,843
                                                                    ==========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

3   DIRECTORS AND EMPLOYEES

    Staff costs during the year were as follows:
                                                                       1996
                                                                      pounds
                                                                    ----------

    Wages and salaries                                               3,345,504
    Social security costs                                              491,253
    Other pension costs                                                150,041
                                                                    ----------

                                                                     3,986,798
                                                                    ==========

    The average number of employees of the group during the year was:

                                                                       1996
                                                                      Number
                                                                    ----------

    Office and management                                                   68
    Selling and distribution                                               139
                                                                    ----------

                                                                           207
                                                                    ==========

    Remuneration in respect of directors was as follows:

                                                                       1996
                                                                      pounds
                                                                    ----------

    Management remuneration                                            115,717
                                                                    ==========

    The emoluments of the directors, excluding pension contributions, were as follows:

                                                                       1996
                                                                      pounds
                                                                    ----------

    The Chairman                                                        46,764
                                                                    ==========

    The emoluments of the other director, excluding pension contributions, fell within the following range:

                                                                       1996
                                                                      Number
                                                                    ----------

    Francs 25,001 to Francs 30,000                                           1
                                                                    ==========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------


4   TAX ON PROFIT ON ORDINARY ACTIVITIES

    The tax charge is based on the profit for the year and represents:

                                                                       1996
                                                                      pounds
                                                                    ----------

    UK corporation tax @ 33%                                           416,434
    Overseas taxation payable                                          181,040
                                                                    ----------

                                                                       597,474

    Adjustments in respect of prior year:
    Corporation tax                                                     10,776
    Deferred tax (note 14)                                             (15,000)
                                                                    ----------

                                                                       593,250
                                                                    ==========

5   PROFIT FOR THE FINANCIAL YEAR

    The parent company has taken advantage of Section 230 of the Companies Act 1985 and has not included its own profit and loss account in these financial statements. The group profit for the year includes pounds 801,875 which is dealt with in the financial statements of the company.

6   DIVIDENDS

                                                                       1996
                                                                      pounds
                                                                    ----------

    Equity dividend:
    Ordinary shares - interim dividend of pounds 15.88 per share
    paid 24 September 1996                                              90,040
                                                                    ==========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

7   TANGIBLE FIXED ASSETS

                                                                       Long             Short
                                                  Freehold           leasehold         leasehold
                                                  land and           land and          land and       Plant and        Motor
                                 Total            buildings          buildings         buildings      machinery       vehicles
   The group                     pounds            pounds             pounds            pounds         pounds          pounds
   ---------                     ------           ---------          ---------         ---------      ---------      ----------
Cost
At 1 October 1995               8,228,220         4,498,985          1,148,236           22,000       1,435,176       1,123,823
Additions                       2,506,749                 0          2,026,139                0         204,307         276,303
Exchange adjustment              (265,392)         (211,537)                 0                0         (41,272)        (12,583)
                               ----------         ---------          ---------           ------       ---------       ---------
                               10,469,577         4,287,448          3,174,375           22,000       1,598,211       1,387,543
Disposals                        (254,470)           (6,803)                 0                0          (8,725)       (238,942)
                               ----------         ---------          ---------           ------       ---------       ---------
At 30 September 1996           10,215,107         4,280,645          3,174,375           22,000       1,589,486       1,148,601
                               ----------         ---------          ---------           ------       ---------       ---------
Depreciation
At 1 October 1995               2,549,138           774,526                  0            9,284         995,702         769,626
Provided in the year              387,930           121,810                  0              574         115,263         150,283
Exchange adjustment               (84,354)          (45,748)                 0                0         (31,921)         (6,685)
                               ----------         ---------          ---------           ------       ---------       ---------
                                2,852,714           850,588                  0            9,858       1,079,044         913,224
Eliminated on disposals          (201,715)           (5,566)                 0                0          (8,654)       (187,495)
                               ----------         ---------          ---------           ------       ---------       ---------
At 30 September 1996            2,650,999           845,022                  0            9,858       1,070,390         725,729
                               ----------         ---------          ---------           ------       ---------       ---------
Net book amount at
30 September 1996               7,564,108         3,435,623          3,174,375           12,142         519,096         422,872
                               ==========         =========          =========           ======       =========       =========

The gross value of the land and buildings on which depreciation is being provided is pounds 3,631,738.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

TANGIBLE FIXED ASSETS (CONTINUED)

                                                    Long
                                       Freehold   leasehold   Plant
                                       land and   land and     and       Motor
                            Total      buildings  buildings  machinery  vehicles
The company                 pounds       pounds    pounds     pounds     pounds
-----------                 ------     ---------  ---------  ---------  --------
Cost
At 1 October 1995           1,943,507   463,320           0   658,614      821,573
Additions                   2,256,381         0   2,026,139    18,243      211,999
                            ---------   -------   ---------   -------    ---------
                            4,199,888   463,320   2,026,139   676,857    1,033,572
Disposals                    (187,690)        0           0         0     (187,690)
                            ---------   -------   ---------   -------    ---------
At 30 September 1996        4,012,198   463,320   2,026,139   676,857      845,882
                            ---------   -------   ---------   -------    ---------
Depreciation
At 1 October 1995           1,008,939         0           0   409,204      599,735
Provided in the year          159,862         0           0    55,128      104,734
                            ---------   -------   ---------   -------    ---------
                            1,168,801         0           0   464,332      704,469
Eliminated on disposals      (156,382)        0           0         0     (156,382)
                            ---------   -------   ---------   -------    ---------
At 30 September 1996        1,012,419         0           0   464,332      548,087
                            ---------   -------   ---------   -------    ---------
Net book amount at
  30 September 1996         2,999,779   463,320   2,026,139   212,525      297,795
                            =========   =======   =========   =======    =========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

CONSOLIDATED PROFIT AND LOSS ACCOUNT

FOR THE YEAR ENDED 30 SEPTEMBER 1996

--------------------------------------------------------------------------------

8       INVESTMENT IN SUBSIDIARY UNDERTAKINGS

                                                                    Pounds
                                                                    ------
        Cost at 1 October 1996 and at 30 September 1996           2,128,906
                                                                  =========

        At 30 September 1996 the company held more than 20% of the allotted share capital of the following undertakings:

                                           Country of
                                        registration (or
                                         incorporation)         Description and
        Name of company                   and operation         proportion held
        ---------------                 ----------------      --------------------
        Joy & King Limited                   England          Ordinary shares 100%
        Dolphin Leisure Limited              England          Ordinary shares 100%
        Mark Dowland Marine Limited          England          Ordinary shares 100%
        Mike Davies Leisure Limited          England          Ordinary shares 100%
        Galliots Limited                     England          Ordinary shares 100%
        CMC Holding BV                       Holland          Ordinary shares 100%
        CMC Holland BV*                      Holland          Ordinary shares 100%
        CMC France SCP*                      France           Ordinary shares 100%
        Schaft Estate BV*                    Holland          Ordinary shares 100%
        Nieuwe Schaft Estate BV*             Holland          Ordinary shares 100%
        Caravanne Equipement SA*             France           Ordinary shares 100%
        SCI CMC*                             France           Ordinary shares 100%
        CMC Camping Master Collection        Germany          Ordinary shares 100%
        Deutschland GmbH*
        CMC Belgium BVBA*                    Belgium          Ordinary shares 100%

        * Held by subsidiary undertaking CMC Holding BV.

        The nature of the subsidiary undertakings businesses are those of the supply of caravan, camping and marine accessories, with exception to Joy & King Limited and Galliots Limited who are dormant. As of 1 October 1996, following hive-up to its parent undertaking, Mark Dowland Marine Limited also became dormant.

        All of the subsidiary undertakings have been consolidated in the group financial statements.

9       STOCKS

                                    The group         The company
                                      1996                1996
                                     pounds              pounds
                                    ---------         -----------
        Goods for resale            8,960,739          4,863,801
                                    =========          =========

        In the opinion of the directors the replacement cost of stocks is not materially different from their book value.

BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

THE YEAR ENDED 30 SEPTEMBER 1996

--------------------------------------------------------------------------------

10      DEBTORS

                                             The group     The company
                                                1996           1996
                                               pounds         pounds
                                             ---------     -----------
        Trade debtors                        5,456,922      3,971,188
        Amounts owed by group undertakings           0      2,104,067
        Other debtors                           64,407         36,578
        Prepayments and accrued income         253,735         75,855
                                             ---------      ---------
                                             5,775,064      6,187,688
                                             =========      =========

        THE COMPANY

        Included above are the following amounts which are due after more than one year:

                                                 1996
                                                pounds
                                                ------
        Amounts owed by group undertakings      296,451
                                                =======

11      CREDITORS: AMOUNTS FALLING DUE WITHIN ONE YEAR

                                               The group    The company
                                                 1996          1996
                                                pounds        pounds
                                               ---------    -----------
        Bank loans (see note 12)                  615,895       366,554
        Bank overdrafts                         2,984,869     2,081,278
        Trade creditors                         2,914,495     2,167,803
        Amounts owed to group undertakings              0     1,198,364
        Current taxation                          618,698       395,410
        Social security and other taxes           751,317       601,188
        Other creditors                           485,110       485,110
        Pension contributions                       6,129         6,129
        Accruals                                  564,392       234,317
                                                ---------     ---------
                                                8,940,905     7,536,153
                                                =========     =========

        The bank overdrafts are secured by a fixed and floating charge over all the assets of the group and company. The overdraft of CMC Holding BV is also secured by an undertaking from H Burden Limited, that the equity capital of CMC Holding BV will be maintained at a level of at least NLG 500,000.

BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

12      CREDITORS: AMOUNTS CALLING DUE AFTER MORE THAN ONE YEAR

                                      The group           The company
                                         1996                 1996
                                        pounds               pounds
                                      ---------           -----------
        Bank loans                    5,340,634            2,687,832
        Other loans                      29,000                    0
                                      ---------            ---------
                                      5,369,634            2,687,832
                                      =========            =========

                                                              1996
        Bank loans (excluding current instalments)           pounds
        ------------------------------------------           ------
        THE GROUP

        Mortgage on freehold land and buildings at a fixed
        interest rate (30 September 1996 - 6.3% per annum),
        repayable in quarterly instalments of NLG 32,000
        commencing 31 March 1987                              680,597

        Capital consolidation credit at variable interest
        rates (30 September 1996 - 6.1% per annum),
        repayable in quarterly instalments of NLG 3,335
        commencing 31 March 1990                               36,050

        Mortgage on freehold land and buildings at 2.10%
        per quarter, repayable in quarterly instalments of
        NLG 7,182                                              77,724

        Mortgage on freehold land and buildings at 1.56%
        per quarter, repayable in quarterly instalments
        of NLG 12,117                                         132,270

        Long term bank loan at 3 month short term market
        interest rate plus 1.75%. Repayable in quarterly
        instalments of 15,000 FrFr commencing 19
        October 1989                                           51,951

        Long term bank loan at 3 month short term market
        interest rate plus 2%. Repayable in one
        instalment on 30 April 2001                           371,083

        Long term bank loan at fixed interest rate (30
        September 1996 -7.0% per annum), repayable in
        quarterly instalments of NLG 13,350 from 31
        December 1991                                         375,952

BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

THE YEAR ENDED 30 SEPTEMBER 1996

--------------------------------------------------------------------------------

        CREDITORS: AMOUNTS FALLING DUE AFTER MORE THAN ONE YEAR (CONTINUED)

                                                                        1996
                                                                       pounds
                                                                      --------
        Long term bank loan at fixed interest rate (30 September
        1996 - 7.0% per annum), repayable in quarterly instalments
        of NLG 21,360 from 30 June 1991                                 592,586

        Long term loan of FrFr 1,800,000 established in October
        1992, carrying interest at 10.85% per annum and repayable
        before 30 September 1999                                        222,649

        Long term loan at variable interest rate (30 September 1996
        - 4.9% per annum), repayable in quarterly instalments of
        NLG 25,000 from 31 December 1995                                111,940

        Bank loans included in the books of H Burden Limited
        (see below)                                                   2,687,832
                                                                      ---------
                                                                      5,340,634
                                                                      =========

                                                                        1996
        THE COMPANY                                                    pounds
        -----------                                                  ----------
        Bank loan at 1.5% above LIBOR per annum repayable by
        quarterly instalments of pounds 25,000                          687,832

        Long term property loan with no fixed repayment date.
        Interest is currently charged at 1.5% above Base Rate         2,000,000
                                                                      ---------
                                                                      2,687,832
                                                                      =========

        The loans relating to the Dutch subsidiary, CMC Holding BV and its sub-group (note 8) are secured by the following:

        - a fixed charge over the freehold property of the CMC Holding BV for NLG 8,500,000

        -       state guarantees

        -       a guarantee from H Burden Limited of 3,000,000 French Francs

        -       assignment of stock

        -       assignment of rental income

        -       assignment of the shares held of CMC France SCP

        -       assignment of all accounts receivable

        The amount payable by instalments within five years in respect of the group and the company primarily relate to a bank loan which is secured by way of a mortgage over the freehold property at Pytchley Lodge Road Industrial Estate, Kettering and a second mortgage over the company's leasehold land and buildings at Canley, Coventry.

BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

THE YEAR ENDED 30 SEPTEMBER 1996

--------------------------------------------------------------------------------

13      BORROWINGS

        Borrowings are repayable as follows:

                                               The group   The company
                                                  1996        1996
                                                 pounds       pounds
                                               ---------   -----------
        Within one year
        Bank and other borrowings               3,600,764    2,447,832

        After one and within two years:
        Bank and other borrowings                 278,088      100,000

        After two and within five years:
        Bank and other borrowings               1,390,683      300,000

        After five years:
        Bank and other borrowings               3,700,863    2,287,832
                                                ---------    ---------
                                                8,970,398    5,135,664
                                                =========    =========

        Borrowings repayable after five years comprise:

                                               The group   The company
                                                  1996        1996
                                                 pounds       pounds
                                               ---------   -----------
        Bank loans                              4,875,737   2,787,832
        Other loans                                29,000           0
                                                ---------   ---------
                                                4,904,737   2,787,832
                                                =========   =========

14      PROVISIONS FOR LIABILITIES AND CHARGES

                                        Deferred       Other
                                        taxation     provisions      Total
        The group                        pounds        pounds       pounds
        ---------                       --------     ----------     ------
        At 1 October 1995                15,000        66,649       81,649
        Utilised during the year        (15,000)      (34,017)     (49,017)
                                        -------       -------      -------
        At 30 September 1996                  0        32,632       32,632
                                        =======       =======      =======

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

    PROVISIONS FOR LIABILITIES AND CHARGES (CONTINUED)

                                                                     Deferred
                                                                     taxation
                                                                      pounds
                                                                     --------

    THE COMPANY

    At 1 October 1995                                                  15,000
    Utilised during the year                                          (15,000)
                                                                     --------
    At 30 September 1996                                                    0
                                                                     ========

15  SHARE CAPITAL

                                                                       1996
                                                                      pounds
                                                                      ------
    Authorised, allotted, called up and fully paid

    5,670 ordinary shares of pounds 1 each                              5,670
    96,000 deferred shares of pounds 1 each                            96,000
                                                                     --------
                                                                      101,670
                                                                     ========

    DEFERRED SHARES

    The deferred shares are non-equity shares which carry no entitlement to a dividend. Holders of deferred shares have no right to notice of, or attendance to, or vote at any general meeting held by the company. Deferred shareholders have the right on a winding-up to receive the amount paid up for such shares.

    SHARE ISSUE AND SUBSEQUENT ACQUISITION OF COMPANY'S OWN SHARES

    64 ordinary shares of pounds 1 each were issued at pounds 1,577.89 per share on 22 May 1996 in order that the company could acquire 64 ordinary shares of pounds 1 each, representing 0.06% of the called up capital. The total consideration received of pounds 100,985 was used to acquire the shares. No transfer is required to capital redemption reserve under the Companies Act 1985, as the proceeds of the fresh issue are applied by the company in making a purchase of its own shares.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

16  SHARE PREMIUM ACCOUNT AND RESERVES

                                 Share premium      Reserve on      Profit and
                                    account        consolidation   loss account
                                    pounds            pounds           pounds
                                 -------------     -------------   ------------

    THE GROUP

    At 1 October 1995               777,213             31,707      6,234,277
    Retained profit for the year          0                  0      1,034,485
    Exchange differences                  0                  0       (115,450)
                                    -------             ------      ---------
    At 30 September 1996            777,213             31,707      7,153,312
                                    =======             ======      =========

                                 Share premium      Reserve on      Profit and
                                    account        consolidation   loss account
                                    pounds            pounds           pounds
                                 -------------     -------------   ------------
    THE COMPANY

    At 1 October 1995               777,213                  0      4,284,854
    Retained profit for the year          0                  0        801,875
                                    -------              -----      ---------
    At 30 September 1996            777,213                  0      5,086,729
                                    =======              =====      =========

    The cumulative amount of goodwill arising from acquisitions in current and prior years which has been written off to group reserves is pounds 31,278.

17  RECONCILIATION OF MOVEMENTS IN SHAREHOLDERS' FUNDS

                                                                        1996
                                                                       pounds
                                                                   ------------

    Profit for the financial year                                    1,124,525
    Dividends                                                          (90,040)
                                                                     ---------

                                                                     1,034,485
    Exchange differences                                              (115,450)
    Issue of shares                                                    100,985
    Purchase of own shares                                            (100,985)
                                                                     ---------

    Net increase in shareholders' funds                                919,035
    Shareholders' funds at 1 October 1995                            7,144,867
                                                                     ---------

    Shareholders' funds at 30 September 1996                         8,063,902
                                                                     =========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

18  NET CASH INFLOW FROM OPERATING ACTIVITIES

                                                                      1996
                                                                     pounds
                                                                   ----------
    Operating profit                                                2,439,618
    Depreciation                                                      387,930
    Loss on sale of tangible fixed assets                               1,576
    Increase in stocks                                             (1,397,739)
    Increase in debtors                                              (712,737)
    Increase in creditors                                             614,247
    Movements on provisions                                           (30,038)
                                                                   ----------
    Net cash inflow from operating activities                       1,302,857
                                                                   ==========

19  ANALYSIS OF CHANGES IN FINANCING

                          Share capital        Loans and        Total financing
                            (including       finance lease       net of cash at
                             premium)         obligations       bank and in hand
                               1996               1996                1996
                              pounds             pounds              pounds
                          -------------      -------------      ----------------

    At 1 October 1995       878,883             4,293,256          5,172,139
    Net cash inflow
      from financing              0             1,881,014          1,881,014
    Foreign exchange
     rate changes                 0              (188,741)          (188,741)
                            -------             ---------          ---------
    At 30 September 1996    878,883             5,985,529          6,864,412
                            =======             =========          =========

20  ANALYSIS OF CHANGES IN CASH AND CASH EQUIVALENTS

                                                                       1996
                                                                      pounds
                                                                   -----------

    At 1 October 1995                                              (2,600,912)
    Net cash outflow                                                 (282,325)
    Effect of foreign exchange rate changes                             5,530
                                                                   ----------
    At 30 September 1996                                           (2,877,707)
                                                                   ==========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

21  ANALYSIS OF CASH AND CASH EQUIVALENTS

    Cash and cash equivalents comprise:

                                                                      Change in
                                           1996           1995          1996
                                          pounds         pounds        pounds
                                       -----------    -----------    -----------
    Cash at bank and in hand              107,162         72,709        34,453
    Bank overdrafts                    (2,984,869)    (2,673,621)     (311,248)
                                       ----------     ----------      --------
                                       (2,877,707)    (2,600,912)     (276,795)
                                       ==========     ==========      ========

22  CAPITAL COMMITMENTS

                                               The group      The company
                                                 1996            1996
                                                pounds          pounds
                                               ---------      -----------

    Contracted for but not provided
      in these financial statements              66,000          66,000
                                                 ======          ======

23  CONTINGENT LIABILITIES

    THE GROUP

    There were no contingent liabilities at 30 September 1996.

    THE COMPANY

    H Burden Limited has given guarantees, in favour of Lloyds Bank plc, amounting to pounds 50,000 on behalf of Dolphin Leisure Limited and unlimited guarantees in favour of Joy & King Limited, Mike Davies Leisure Limited, Galliots Limited and Mark Dowland Marine Limited.

    The company has given a guarantee in favour of Lloyds Bank SA amounting to 3,000,000 French Francs on behalf of the Dutch subsidiary, CMC Holding BV and its subgroup (note 8).

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

24  PENSION CONTRIBUTIONS

    Defined contribution scheme

    The group operates a defined contribution pension scheme for the benefit of the employees. The assets of the scheme are administered by trustees in a fund independent from those of the group.

    Defined benefit scheme

    The group operates a defined benefit scheme for the benefit of certain employees. The assets of the scheme are administered by trustees in a fund independent from those of the group.

    Pension costs are assessed in accordance with the advice of a qualified actuary using the accrued benefits method. The assumptions which have the most significant effect on the results of the valuation are a rate of interest of 8.5% per annum coupled with an allowance for increases in members' earnings of 8% per annum. The most recent actuarial valuation was as at 1 October 1995. The market value of the scheme assets at 1 October 1995 was pounds 965,579.

    The actuarial value of these funds shows the fund covers the value of the benefits that have accrued to members.

    The contributions of the group have been 9.5% since 1 October 1991.

25  LEASING COMMITMENTS

    At 30 September 1996 the group has annual non-cancellable operating lease commitments relating to the rental of land and buildings of pounds 99,000, expiring after five years.

26  POST BALANCE SHEET EVENT

    THE COMPANY

    On 1 October 1996 the trade, assets and liabilities of Mark Dowland Marine Limited, a wholly owned subsidiary, were transferred to H Burden Limited.

27  UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United Kingdom. The principles differ in a number of important respects from accounting principles generally accepted in the United States. With respect to the financial statements of the Company, as shown in the following summary, there were significant adjustments to net profit for the year ended 30 September 1996, and shareholders' equity as of 30 September 1996, which would have been required had accounting principles generally accepted in the United States been applied.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAF")(CONTINUED)

A   DEPRECIATION

    As disclosed in note 7, no depreciation is provided or certain freehold buildings. For US GAAP purposes, these buildings are being depreciated over 30 years.

B   COST OF SALES AND GROSS PROFIT

    The UK GAAP financial statements do not disclose an amount for gross profit. Also, certain costs relating to the sale of products are classified as staff costs and operating charges and sales discounts are classified as operating charges. For US GAAP purposes, amounts would be reclassified resulting in cost of sales and gross profit as follows:

                                                               Year ended
                                                              30 September
                                                                  1995
                                                                 pounds
                                                              ------------

    Sales                                                      41,715,888
    Cost of sales                                              33,821,602
                                                               ----------

    Gross profit                                                7,894,286
    Selling, general and administrative expenses                5,700,683
                                                               ----------

    Operating profit                                            2,193,603
                                                               ==========

    This adjustment does not affect net profit or net shareholders' equity.


C   PROVISION FOR LIABILITIES AND CHARGES

    The UK GAAP balance sheet includes provision for liabilities and charges as other non-current liabilities. The nature of these items is such that for US GAAP purposes, they would be classified as current liabilities. Accordingly, as of 30 September 1996 pounds 32,632 has been reclassified as current liabilities. This adjustment does not affect net profit or net shareholders' equity.

D   RENT INCOME

    One of the company's foreign subsidiaries rents property and premises to third parties. The rental income from these activities amounted to pounds 202,718 for the year ended 30 September 1996. In the UK GAAP financial statements this amount has been classified as a reduction of operating expenses. Under US GAAP the rental income would be shown as non-operating income. This adjustment would not affect net profit or shareholders' equity.

E   DEFERRED INCOME TAXES

    As a result of the adjustments described above and other reconciling items, under US GAAP the company will record deferred taxes net of amounts provided under UK GAAP.

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")(CONTINUED)

F   CUMULATIVE TRANSLATION ADJUSTMENT

    The consolidated group includes foreign subsidiaries located in The Netherlands, France, Germany and Belgium. For each of these entities, the local currency is the functional currency. As such, all translation adjustments are included in shareholders' equity. For UK GAAP purposes, this amount is included in profit and loss account (retained earnings). For US GAAP purposes, cumulative translation adjustment is shown separately within shareholders' equity. This adjustment does not affect net profit or net shareholders' equity.

                                                         Cumulative translation
                                                               adjustment
                                                                pounds
                                                         ----------------------

    Balance at 30 September 1995                               357,367
    Changes in period                                         (115,450)
                                                              --------
    Balance at 30 September 1996                               241,917
                                                              ========

G The following reconciliations show the effect on net profit for the years ended 30 September 1996 of using the US GAAP basis of accounting for the matters outlined in items a to f above.

                                                           Year ended
                                                          30 September
                                                              1996
                                                             pounds
                                                          ------------
    Net profit in accordance with UK GAAP                  1,124,525
    Adjustment for depreciation on freehold property         (43,297)
    Adjustment for income taxes                              (73,000)
                                                           ---------
    Net income as adjusted to US GAAP                      1,008,228
                                                           =========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES ("GAAP")(CONTINUED)

    The following reconciliations show the effect on shareholders' equity for the years ended 30 September 1996, of using the US GAAP basis of accounting for the matters outlined in items a to f above.

                                                            Year ended
                                                           30 September
                                                               1996
                                                              pounds
                                                           ------------

    Shareholders' equity in accordance with UK GAAP          8,063,902
    Reconciliation adjustments:
      Depreciation                                            (345,191)
                                                             ---------
    Ending shareholders' equity in accordance
      with US GAAP                                           7,718,711
                                                             =========

    The following information shows the resulting balance sheets as of 30 September 1996, of using the US GAAP basis of accounting for the matters outlined in items a to f above.

                                                            Year ended
                                                           30 September
                                                               1996
                                                              pounds
                                                           ------------
    Cash                                                       107,162
    Receivables                                              5,456,922
    Inventory                                                8,960,739
    Other current assets                                       318,142
    Property and equipment                                   7,218,917
    Other assets                                                     0
                                                            ----------
                                                            22,061,882
                                                            ==========

    Current maturities                                       3,600,764
    Other current liabilities                                5,372,773
    Long term debt                                           5,369,634
    Shareholders' equity                                     7,718,711
                                                            ----------
                                                            22,061,882
                                                            ==========

H BURDEN LIMITED AND ITS SUBSIDIARY UNDERTAKINGS

FOR THE YEAR ENDED 30 SEPTEMBER 1996

-------------------------------------------------------------------------------

    CONSOLIDATED STATEMENTS OF CASH FLOWS

    Under UK GAAP, taxation payments, returns on investments and servicing of finance are shown as a separate activity in the consolidated statements of cash flows. Under US GAAP, these amounts would be included in cash flows from operating activities.

    Also, the company reconciles the statement of cash flows to an amount that includes bank overdraft balances. Under US GAAP, changes to such balances re generally included as financing activities.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1997 for the Company's 1997 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1997 for the Company's 1997 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1997 for the Company's 1997 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 29, 1997 for the Company's 1997 annual shareholders' meeting.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)     The following documents are filed as part of this Report:

                 (1) Financial Statements of The Coast Distribution System and Financial Statement Schedules: See Index to Financial Statements on Page 19.

                 (2) Separate Financial Statements of HWH Corporation, a 50% or less owned person: See Index to Financial Statements of HWH Corporation on Page 19.

                 (3) Separate Financial Statements of H. Burden Limited, a 50% or less owned person: see Index to Financial Statements of H. Burden Limited on Page 19.

                 (4)      Exhibits:


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

   11.1          Statement re Computation of Earnings per Share

   21            Subsidiaries.

   23.1 Consent of Grant Thornton, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System.

   23.2 Consent of Grant Thornton, Independent Certified Public Accountants, re Financial Statements of HWH Corporation.

   23.3 Consent of Grant Thornton, Independent Certified Public Accountants, re Consolidated Financial Statements of H. Burden Limited.

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

         (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997              THE COAST DISTRIBUTION SYSTEM



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

               Signature                                  Title                           Date
               ---------                                  -----                           ----
        /s/ Thomas R. McGuire                  Chairman of the Board of              March 28, 1997
--------------------------------------         Directors, Chief Executive
           Thomas R. McGuire                   Officer and Director

          /s/ Sandra A. Knell                  Executive Vice President              March 28, 1997
--------------------------------------         (Principal Financial and
            Sandra A. Knell                    Principal Accounting Officer)

           /s/ John E. Turco                   Director                              March 28, 1997
--------------------------------------
             John E. Turco

         /s/ Louis B. Sullivan                 Director                              March 28, 1997
--------------------------------------
           Louis B. Sullivan

                                               Director                              March   , 1997
--------------------------------------
           Robert S. Throop

          /s/ Ben A. Frydman                   Director                              March 28, 1997
--------------------------------------
            Ben A. Frydman

         /s/ Brian P. Friedman                 Director                              March 28, 1997
--------------------------------------
           Brian P. Friedman

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

   11.1          Statement re Computation of Earnings per Share

                                                                                                           Sequentially
  Exhibit                                                                                                    Numbered
  Number                                                                                                       Page
  -------                                                                                                  ------------
   21            Subsidiaries.

   23.1          Consent of Grant Thornton, Independent Certified Public Accountants, re Consolidated
                 Financial Statements of The Coast Distribution System.

   23.2          Consent of Grant Thornton, Independent Certified Public Accountants, re Financial
                 Statements of HWH Corporation.

   23.3          Consent of Grant Thornton, Independent Certified Public Accountants, re Consolidated
                 Financial Statements of H. Burden Limited.

   24            Power of Attorney - Included on Signature Page.                                                 --

   27            Financial Data Sheet.