Form 10-K405/A
period 1996-12-31
COAST DISTRIBUTION SYSTEM
filed 1997-04-09
CIK 728303

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             -----------------------------------------------------


                                  FORM 10-K/A
                                Amendment No. 1

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

         Other income (expense) in 1996 includes the net proceeds of $2,354,000 from the favorable settlement of a lawsuit recorded in the second quarter of 1996, which largely offset the losses that resulted from the decline in sales and gross margin.

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

Dated:  April 9, 1997               THE COAST DISTRIBUTION SYSTEM



                                    By:   /s/ Sandra A. Knell
                                    -----------------------------------
                                              Sandra A. Knell,
                                              Executive Vice President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed below by the following persons in the capacities and on the dates indicated.


               Signature                                  Title                           Date
               ---------                                  -----                           ----

       /s/ Thomas R. McGuire*                  Chairman of the Board of              April 9, 1997
--------------------------------------         Directors, Chief Executive
           Thomas R. McGuire                   Officer and Director

       /s/ Sandra A. Knell                     Executive Vice President              April 9, 1997
--------------------------------------         (Principal Financial and
           Sandra A. Knell                     Principal Accounting Officer)

       /s/ John E. Turco*                      Director                              April 9, 1997
--------------------------------------
           John E. Turco

       /s/ Louis B. Sullivan*                  Director                              April 9, 1997
--------------------------------------
           Louis B. Sullivan

                                               Director                              April  , 1997
--------------------------------------
           Robert S. Throop

       /s/ Ben A. Frydman*                     Director                              April 9, 1997
--------------------------------------
           Ben A. Frydman

       /s/ Brian P. Freidman*                  Director                              April 9, 1997
--------------------------------------
           Brian P. Friedman

*By:   /s/ Sandra A. Knell                                                           April 9, 1997
    ----------------------------------
           Sandra A. Knell,
           as Attorney-In-Fact