Form 10-K405/A
period 1996-12-31
COAST DISTRIBUTION SYSTEM
filed 1997-04-30
CIK 728303

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

             -----------------------------------------------------


                                  FORM 10-K/A
                                Amendment No. 2

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

              -----------------------------------------------------

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              NAME                     AGE                  POSITION
---------------------------------      ---     ----------------------------------
Thomas R. McGuire  . . . . . . .        53     Chairman of the Board, Co-Chief
                                               Executive Officer and Director

Sandra A. Knell  . . . . . . . .        39     Executive Vice President -
                                               Finance, Chief Financial Officer
                                               and Secretary

David A. Berger  . . . . . . . .        43     Executive Vice President - Marine
                                               Sales and Marketing

Jeffrey R. Wannamaker  . . . . .        36     Executive Vice President -
                                               Distribution

Dennis A. Castagnola . . . . . .        49     Senior Vice President -
                                               Proprietary Products

James N. Stark . . . . . . . . .        47     Senior Vice President - R.V. Sales
                                               and Marketing

Louis B. Sullivan  . . . . . . .        71     Director

John E. Turco  . . . . . . . . .        66     Director

Brian P. Friedman  . . . . . . .        41     Director

Ben A. Frydman . . . . . . . . .        50     Director

Robert S. Throop . . . . . . . .        59     Director


         Thomas R. McGuire is a founder of the Company and for more than five years has been Chairman of the Board and Chief Executive Officer of the Company. From 1981 until August 1985 he also served as the Company's Chief Financial Officer and Secretary.

         Sandra A. Knell has been the Company's Executive Vice President
-- Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton (formerly Alexander Grant & Co.). Mrs. Knell is a Certified Public Accountant.

         David A. Berger served as Executive Vice President -- Marketing from May 1988 until September 1993. Due to the growth of the Company's marine products sales, in September 1993 the Company's marketing department was restructured into two separate departments, one for marine products and the other for R.V. products, and Mr. Berger was placed in charge of marketing for the Company's marine products division. From August 1986 to May 1988, Mr. Berger was Senior Vice President - Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreation vehicle parts and accessories acquired by the Company in 1985.

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

         Louis B. Sullivan has served as a director since 1977, and has been a rancher and private investor since March 1984.

         John E. Turco has served as a director since 1977, and has been a private investor since 1988, investing primarily in agricultural businesses.

         Brian P. Friedman has served as a director since 1985.  Mr.
Friedman is an Executive Vice President of Furman Selz LLC, an investment banking firm, at which he has been employed as an officer since 1984. Mr. Friedman is also a director of Transisco Industries Inc., which is engaged in transportation services, and various private companies.

         Ben A. Frydman has served as a director since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling, Yocca, Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 1995.

         Robert S. Throop has served as a director since 1995. Until his retirement in late 1996, and for more than five years prior thereto, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc. ("Anthem"), which is a national distributor of semiconductor and computer products. Mr. Throop is also a director of Arrow Electronics, Inc., the corporate parent of Anthem, and the Manitowoc Company.

ITEM 11.         EXECUTIVE COMPENSATION

         The following table sets forth compensation received for the three fiscal years ended December 31, 1996 by the Company's Chief Executive Officer and the other executive officers whose aggregate cash compensation for 1996 for services rendered to the Company in all capacities exceeded $100,000 (the "Named Officers").

                           SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION       LONG-TERM COMPENSATION
                                   -----------------------------  ----------------------
                                                                          AWARDS
                                                                          ------
                                                                        SECURITIES
                                                                        UNDERLYING
    NAME AND PRINCIPAL                                                    OPTIONS
         POSITION                  YEAR    SALARY($)    BONUS(1)            (#)
-------------------------          ----    ---------    --------        ----------
Thomas R. McGuire                  1996    $263,532     $ 59,250              -0-
    Chairman of the Board and      1995     257,765          -0-           12,500
    Chief Executive Officer        1994     254,175      130,038           50,000

Sandra A. Knell                    1996     121,192       30,500              -0-
    Chief Financial Officer and    1995     101,442          -0-            5,000
    Executive Vice President       1994      90,830       62,000           26,000

David A. Berger                    1996     104,248       30,500              -0-
    Executive Vice President       1995     101,442          -0-            5,000
                                   1994      90,830       62,000           26,000

Jeffrey R. Wannamaker              1996     121,192       30,500              -0-
    Executive Vice President       1995     101,442          -0-            5,000
                                   1994      89,690       62,000           26,000

Dennis A. Castagnola               1996      94,313       22,100              -0-
    Senior Vice President          1995      76,082            0            2,500
                                   1994      71,940       49,000            6,000

-----------
(1) Bonuses were awarded under annual incentive compensation plans.

                                 OPTION GRANTS

         No stock options were granted to the Named Officers in 1996.

                  OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table provides information on option exercises in fiscal year 1996 by the Named Officers and the value of unexercised in- the-money options held by the Named Officers as of December 31, 1996.

                                                                   NUMBER OF
                                                             SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS AT           IN THE MONEY OPTIONS
                                                                DECEMBER 31, 1996            AT DECEMBER 31, 1996(1)
                           SHARES ACQUIRED     VALUE       ---------------------------      ---------------------------
    NAME                   ON EXERCISE(#)   REALIZED ($)   EXERCISABLE / UNEXERCISABLE      EXERCISABLE / UNEXERCISABLE
-------------              ---------------  ------------   -----------   -------------      -----------   -------------
Thomas R. McGuire                  -0-         $   -0-        2,500         10,000           $   -0-         $   -0-

Sandra A. Knell                 6,000           20,250       15,500         11,500               -0-             -0-

David A. Berger                 6,000           20,250       15,500         11,500               -0-             -0-

Jeffrey R. Wannamaker           5,800           17,825       15,500         11,500               -0-             -0-

Dennis A. Castagnola            1,500            5,060        1,550          1,750               -0-             -0-

-----------
(1) The closing price of the Company's Common Stock on December 31, 1996 on the American Stock Exchange was $3.625.


                       COMPENSATION COMMITTEE INTERLOCKS

    In fiscal year 1996 the members of the Committee were Louis B. Sullivan, John E. Turco and Robert S. Throop, who are non-employee directors of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

    Based on its review of copies of reporting forms and certifications of the Company's directors and executive officers, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors and executive officers in the year ended December 31, 1996 were satisfied.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of March 25, 1996, information regarding the ownership of the Company's outstanding Common Stock by (i) each person known to the Company to own, beneficially or of record, more than five percent (5%) of the Common Stock, (ii) each director, (iii) the Named Officers, and
(iv) all directors and officers of the Company as a group.

                                                           AMOUNT AND
        NAME AND ADDRESS                                   NATURE OF                               PERCENT
       OF BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP(1)                       OF CLASS
       ---------------------------------------------------------------------------------------------------
     Thomas R. McGuire                                      657,329(2)                               12.5%
         1982 Zanker Road
         San Jose, CA 95112

     Wellington Management Company                          410,000(3)                                7.8%
         75 State Street
         Boston, Massachusetts  02109

     Xerox Corporation                                      403,914                                   7.7%
         800 Long Ridge Road
         Stamford, CT 06904

     Dimensional Fund Advisors Inc.                         287,800(4)                                5.5%
         1299 Ocean Avenue
         Santa Monica, CA  90401

     John E. Turco                                          213,692(5)                                4.1%
     Louis B. Sullivan                                      126,470(5)                                2.4%
     Brien P. Friedman                                      106,813(5)                                2.0%
     Robert S. Throop                                        11,000(9)                                   *
     Ben A. Frydman                                           9,000(5)                                   *
     Sandra A. Knell                                         57,465(8)                                   *
     David A. Berger                                         37,831(8)                                   *
     Jeffrey R. Wannamaker                                   36,740(8)                                   *
     Dennis A. Castagnola                                     8,596(6)                                   *
     All directors and officers                           1,941,095(9)                               36.1%
      as a group (11 persons)

--------------
 *       Less than 1%.

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Does not include an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire's adult children, as to which Mr. McGuire disclaims beneficial ownership. Includes 13,250 shares subject to outstanding stock options exercisable during the 60-day period ending May 25, 1997.

(3) Based on information contained in a report filed with the Securities and Exchange Commission, Wellington Management Company ("WMC"), a registered investment advisor, may be deemed to have beneficial ownership of 410,000 shares of common stock that are owned by numerous investment advisory clients, none of which is known to have such interest with respect to more than five percent of the class. As of December 31, 1996, WMC had shared voting power as to 347,500 shares and shared dispositive power as to 410,000 shares.

(4) In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., a registered investment advisor ("DFA"), has reported that all 287,800 shares are owned by advisory clients of DFA and that DFA holds sole dispositive power with respect to all 287,800 of such shares and sole voting power with respect to 204,600 of such shares. With respect to the 83,200 shares as to which DFA disclaims voting power, DFA has reported that 43,600 and 39,600 shares, respectively, are held in the portfolios of DFA Investment Dimensions Group Inc. and DFA Investment Trust Company, each of which is a registered open-end investment company, and the voting power with respect to such shares is exercised by officers of DFA in their capacities as officers of those investment companies.

(5) Includes shares subject to outstanding stock options, as follows: Mr. Turco -- 8,000 shares; Mr. Sullivan - 8,000 shares; Mr. Friedman -- 28,000 shares; Mr. Throop -- 6,000 shares; and Mr. Frydman -- 8,000 shares.

(6) Includes shares subject to outstanding stock options exercisable during the 60-day period ending May 25, 1997 as follows: Ms. Knell -- 19,500 shares; Mr. Berger -- 19,500 shares, Mr. Wannamaker -- 19,500 shares and Mr. Castagnola -- 4,050 shares.

(7) Includes 136,050 shares subject to outstanding stock options exercisable during the 60-day period ending May 25, 1997.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 29, 1997                      THE COAST DISTRIBUTION SYSTEM


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

               Signature                                     Title                              Date
               ---------                                     -----                              ----
 /s/ Thomas R. McGuire*                        Chairman of the Board of Directors,         April 29, 1997
--------------------------------------         Chief Executive Officer and Director
     Thomas R. McGuire


    /s/ Sandra A. Knell                        Executive Vice President (Principal         April 29, 1997
--------------------------------------         Financial and Principal Accounting
        Sandra A. Knell                        Officer)



    /s/ John E. Turco*                         Director                                    April 29, 1997
--------------------------------------
        John E. Turco


  /s/ Louis B. Sullivan*                       Director                                    April 29, 1997
--------------------------------------
      Louis B. Sullivan


                                               Director                                    April   , 1997
--------------------------------------
      Robert S. Throop


   /s/ Ben A. Frydman*                         Director                                    April 29, 1997
--------------------------------------
       Ben A. Frydman


  /s/ Brian P. Friedman*                       Director                                    April 29, 1997
--------------------------------------
      Brian P. Friedman



*By:  /s/ Sandra A. Knell
     ---------------------------------
          Sandra A. Knell
          Attorney-in-Fact