Form 10-Q
period 1997-03-31
COAST DISTRIBUTION SYSTEM
filed 1997-05-15
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  MARCH 31, 1997
                                -------------------------

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                                -----------------       -------------------

                          Commission File Number 1-9511

                          THE COAST DISTRIBUTION SYSTEM
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                   94-2490990
--------------------------------------------------------------------------------
  (State or other jurisdiction                (I.R.S. Employer Identification
of incorporation or organization)                         Number)

1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                   95112
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (408) 436-8611
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

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

                        5,246,879 shares of Common Stock
                                as of May 7, 1997


                               Page 1 of 13 Pages
               Index to Exhibits on Sequentially Numbered Page 11

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      March 31, 1997 and December 31, 1996

                                           March 31,   December 31,
                                             1997          1996
                                          -----------  ------------
                  ASSETS                  (Unaudited)    (Audited)
                  ------                  -----------  ------------

CURRENT ASSETS
       Cash                                $   1,083    $     214
       Accounts receivable - net              29,959       13,285
       Inventories                            41,669       43,193
       Other current assets                    3,698        3,347
                                           ---------    ---------

              Total current assets            76,409       60,039

PROPERTY, PLANT, AND EQUIPMENT - NET           5,295        5,355

OTHER ASSETS                                  23,083       23,048
                                           ---------    ---------

                                           $ 104,787    $  88,442
                                           =========    =========

                  LIABILITIES
                  -----------

CURRENT LIABILITIES
       Current maturities of long-term
              obligations                  $   3,705    $   3,667
       Accounts payable - trade               13,327        7,322
       Other current liabilities               2,356        1,911
       Short-term notes payable                1,500        1,500
                                           ---------    ---------

              Total current liabilities       20,888       14,400

LONG-TERM OBLIGATIONS
       Secured note payable to bank           37,844       27,956
       Subordinated term note                  4,667        4,667
       Other long-term liabilities             1,538        1,496
                                           ---------    ---------
                                              44,049       34,119

REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                413          473

SHAREHOLDERS' EQUITY
       Common stock, no par value;
          authorized:  10,000,000;
          issued and outstanding:
          5,246,879 at March 31, 1997
          and 5,210,723 at
          December 31, 1996                   19,560       19,440
       Cumulative translation adjustment         (49)         (11)
       Retained earnings                      19,926       20,021
                                           ---------    ---------
                                              39,437       39,450
                                           ---------    ---------
                                           $ 104,787    $  88,442
                                           =========    =========


The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                          Three months ended March 31,
                                   (Unaudited)


                                                    1997        1996
                                                  --------    --------

Net sales                                         $ 35,205    $ 37,380

Cost of sales, including
     distribution costs                             29,672      29,879
                                                  --------    --------

              Gross Profit                           5,533       7,501

Selling, general and administrative
     expenses                                        5,007       5,655
                                                  --------    --------

              Operating income                         526       1,846

Other income (expense)
     Equity in the net earnings
       of affiliate                                    159         441
     Interest expense                                 (884)       (935)
     Other                                              (1)         (9)
                                                  --------    --------
                                                      (726)       (503)
                                                  --------    --------

              Income (loss) before income taxes       (200)      1,343

Income tax expense (benefit)                          (108)        580
                                                  --------    --------

NET INCOME (LOSS)                                 $    (92)   $    763
                                                  ========    ========

Income (loss) per common share                    $   (.02)   $    .15
                                                  ========    ========



The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)
                          Three months ended March 31,
                                   (Unaudited)

                                                                1997        1996
                                                              --------    --------
Cash flows from operating activities:
     Net income (loss)                                        $    (92)   $    763
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
       Depreciation and amortization                               428         591
       Equity in net earnings of affiliated companies             (159)       (441)
     Changes in assets and liabilities:
       (Increase) in accounts receivable                       (16,674)    (17,434)
       (Increase) decrease in inventories                        1,524      (2,094)
       (Increase) in prepaids and other
         current assets                                           (351)       (183)
       Increase in accounts payable                              6,005      11,029
       Increase in note, accrueds, and other
         current liabilities                                       455         734
                                                              --------    --------

         Total adjustments                                      (8,772)     (7,798)
                                                              --------    --------

         Net cash (used in) operating activities                (8,864)     (7,035)

Cash flows from investing activities:
     Capital expenditures                                         (189)       (125)
     (Increase) in other assets                                    (55)        (45)
                                                              --------    --------

         Net cash used in investing activities                    (244)       (170)

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement               9,888       7,180
     Net borrowings (repayments) of other long-term debt            70         (73)
     Issuance of Common Stock pursuant to Employee
       Stock Option Plans                                          120          80
     Redemption of redeemable preferred stock of subsidiary        (60)        (57)
     Dividends on preferred stock of subsidiary                     (3)         (6)
                                                              --------    --------

         Net cash provided by financing activities              10,015       7,124

Effect of exchange rate changes on cash                            (38)        (58)
                                                              --------    --------

     NET INCREASE (DECREASE) IN CASH                               869        (139)

Cash beginning of period                                           214         501
                                                              --------    --------

Cash end of period                                            $  1,083    $    362
                                                              ========    ========



The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of March 31, 1997 and the results of its operations and cash flows for the three months ended March 31, 1997 and 1996. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

         2. The results of operations for the three-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

         3. Earnings per share are based upon the average number of common and common equivalent (dilutive stock options and warrants) shares outstanding during each period (5,212,330 at March 31, 1997 and 5,198,402 at December 31, 1996).

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

                  The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1996 are as follows:


                  Year Ending
                  December 31,   Equipment   Facilities           Total
                  -----------------------------------------------------
                                        (dollars in thousands)
                    1997            $   81       $2,930          $3,011
                    1998                79        2,555           2,634
                    1999                13        1,482           1,495
                    2000                 3          454             457
                    2001                --          434             434
                    Thereafter          --        1,439           1,439
                                    ------       ------          ------
                                    $  176       $9,294          $9,470
                                    ======       ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

General

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

         Until 1993, the Company's business consisted primarily of distributing and marketing to its customers products that the Company purchased from third party manufacturers and that were sold under the brand names of those manufacturers. During the past four years, the Company has introduced into the marketplace a growing number of "proprietary products". These products have been designed for the Company by independent design professionals, to the Company's product specifications, are produced by independent manufacturers specifically for the Company and are marketed and sold by the Company under its own brand names. Sales of proprietary products, which accounted for 10% of the Company's net sales in 1994, increased to 15% and then to 23% of net sales in 1995 and 1996, respectively, both as a result of greater market acceptance of the Company's proprietary products and additions by the Company of new products to its proprietary products line.

         Factors Affecting Recent Operating Results
         ------------------------------------------

         During the five-year period ended December 31, 1995, the Company purchased substantially all of its requirements for air conditioners, awnings and refrigerators for recreational vehicles from Dometic Corporation ("Dometic"), a division of White Consolidated Industries. Sales of such products accounted for 22% and 24%, respectively, of the Company's sales in 1994 and 1995. During the first quarter of 1996 Dometic terminated its supply agreement with the Company (as well as its supply agreements with other independent distributors) as a result of its decision to integrate its operations vertically by marketing its products directly to After-Market Customers in direct competition with the Company and other After-Market distributors of RV products. In response to that action by Dometic, the Company entered into a supply contract with Recreation Vehicle Products, Inc. ("RVP"), which manufactures air conditioners under the Coleman(R) brand name and awnings under the Faulkner brand name. Under that contract, RVP agreed to supply all of the Company's requirements for RV air conditioners and awnings for a minimum term of five years, commencing in 1996.

         As a result of both the magnitude and timing of the changes in supply relationships and the introduction, at the same time, of a number of new proprietary products, RVP and certain of the Company's proprietary product manufacturers encountered difficulties in meeting the Company's requirements for their products for the spring and summer months when demand from After-Market customers is at its highest (see "Seasonality and Inflation"). In addition the Company encountered increased competition within the RV products After-Market due to Dometic's entry as a competitor in that market and increased price competition from other distributors seeking to regain market share lost to the Company's proprietary products and to Dometic. Since the supply problems encountered by the Company primarily affected its supply of, and therefore its ability to meet customer demand for, higher margin products, the supply problems and the increased competition adversely affected the Company's sales and margins, particularly in the last three quarters of 1996, as the Company lost sales of such products to its competitors.

         The changes in supply relationships and increased competition in 1996 also adversely affected the Company's net sales and margins in the first quarter of 1997 and are expected to have an adverse effect on operating results in the succeeding quarters of 1997, the extent of which is difficult to predict. There also is no assurance that additional changes within the After-Market, that would increase competition or create further uncertainties for the Company, as well as others in the industry, will not occur in the future.

Results of Operations
---------------------

         Net sales decreased by approximately $2,175,000 or 6% in the quarter ended March 31, 1997, as compared to the corresponding quarter of 1996.

         The Company's gross margin decreased to 15.7% of net sales in the three months ended March 31, 1997 from 20.1% for the same period of 1996. This decrease was due primarily to (i) changes in product mix to a greater proportion of lower margin products; (ii) increased price competition in the markets in which the Company operates; and (iii) the impact of fixed costs on a lower sales base.

         Selling, general and administrative expenses declined by 11% or $648,000 in three months ended March 31, 1997, as compared to the same period of 1996. As a percentage of sales, these expenses decreased to 14.2% of net sales in the first quarter of 1997 from 15.1% in the first quarter of 1996. These decreases were primarily a result of increased efficiencies associated with the Company's national call center and the expiration of certain non-competition agreements that were entered into in connection with prior acquisitions by the Company.

         Due to the combined effects of the decline in sales and gross margin, operating income declined to $526,000 in the quarter ended March 31, 1997, as compared to $1,846,000 in the quarter ended March 31, 1996.

         The Company maintains minority ownership positions in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of these companies which is reported as "equity in net earnings of affiliates." The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments. No dividends were declared by those companies in the first three months of 1997.

Liquidity and Capital Resources
-------------------------------

         The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $50,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At May 6, 1997, outstanding borrowings under the revolving credit facility were approximately $37,500,000.

         The Company believes that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         The Company's accounts receivable, inventories, accounts payable and the amount of its outstanding borrowings under its revolving credit facility, increase in the first quarter of each year as a result of increases in product purchases by its customers in anticipation of seasonal increases in consumer demand for RV and boating products that occur in the spring and summer. As a result, the Company generally uses cash for, rather than generating cash from, operations in the first quarter of the year. Net cash used in operating activities was $8,864,000 in the first quarter of 1997, as compared to $7,035,000 in the first quarter of 1996.

         During the first quarter of 1997, borrowings under the Company's revolving line of credit increased by $9,888,000, as compared to an increase of $7,180,000 in the same quarter of 1996. The increased borrowings were used by the Company to finance accounts receivable growth and accelerate payment of the Company's accounts payable.

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

         Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or event the prospect of increases in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of recreational vehicles, which can result in a decline in the demand for the Company's products.

                        --------------------------------

         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; and possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells. For information concerning such factors and risks, see the foregoing discussion in this section of this Report titled, "Management's Discussion and Analysis of Financial Condition and Results of Operation." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART II


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS
                  ---------------------------------------------

         (a)      Exhibits.
                  ---------

                  Exhibit 11.1 Computation of Loss Per Share for the Quarter Ended March 31, 1997.

                  Exhibit 27.       Financial Data Schedule


         (b)      Reports on Form 8-K.
                  --------------------

                  No Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 14, 1997                 THE COAST DISTRIBUTION SYSTEM



                                     By:    /s/SANDRA A. KNELL
                                         ---------------------------
                                               Sandra A. Knell
                                          Executive Vice President
                                         and Chief Financial Officer

                                INDEX TO EXHIBITS



                                                              Sequentially
Exhibit                                                       Numbered Page
-------                                                       -------------
Exhibit 11.1      Computation of Loss Per Share                    12
                  for the Quarter Ended March 31, 1997

Exhibit 27.       Financial Data Schedule                          13