Form 10-Q
period 1997-06-30
COAST DISTRIBUTION SYSTEM
filed 1997-08-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  JUNE 30, 1997
                                         -------------

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    ----------------

                          COMMISSION FILE NUMBER 1-9511
                                                 ------


                          THE COAST DISTRIBUTION SYSTEM
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

        CALIFORNIA                                       94-2490990
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification Number)

1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                     95112
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                (408) 436-8611
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past XXX 90 days.

                               YES   XX     NO
                                   ------      ------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,246,879 shares of Common Stock
                              as of August 6, 1997


               Index to Exhibits on Sequentially Numbered Page 11

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                       June 30, 1997 and December 31, 1996



                                                 June 30,         December 31,
                                                   1997              1996
                                               -----------        -----------
                  ASSETS                       (Unaudited)         (Audited)
                  ------                       -----------        -----------
CURRENT ASSETS
       Cash                                      $  2,512          $    214
       Accounts receivable - net                   20,864            13,285
       Inventories                                 40,207            43,193
       Other current assets                         2,937             3,347
                                                 --------          --------

              Total current assets                 66,520            60,039

PROPERTY, PLANT, AND EQUIPMENT - NET                5,135             5,355

OTHER ASSETS                                       23,823            23,048
                                                 --------          --------
                                                 $ 95,478          $ 88,442
                                                 ========          ========

                  LIABILITIES
                  -----------

CURRENT LIABILITIES
       Current maturities of long-term
         obligations                             $  3,706          $  3,667
       Accounts payable - trade                    12,894             7,322
       Other current liabilities                    2,240             1,911
       Short-term notes payable                     1,500             1,500
                                                 --------          --------
              Total current liabilities            20,340            14,400

LONG-TERM OBLIGATIONS
       Secured note payable to bank                31,460            27,956
       Subordinated term note                       2,334             4,667
       Other long-term liabilities                  1,533             1,496
                                                 --------          --------
                                                   35,327            34,119

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY              418               473

SHAREHOLDERS' EQUITY
       Common stock, no par value;
          authorized: 10,000,000;
          issued and outstanding:
          5,246,879 at June 30, 1997
          and 5,210,723 at
          December 31, 1996                        19,560            19,440
       Cumulative translation adjustment              (39)              (11)
       Retained earnings                           19,872            20,021
                                                 --------          --------
                                                   39,393            39,450
                                                 --------          --------
                                                 $ 95,478          $ 88,442
                                                 ========          ========


The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                   (Unaudited)


                                          Three Months Ended                  Six Months Ended
                                               June 30,                           June 30,
                                      --------------------------          -------------------------
                                        1997              1996              1997             1996
                                      --------          --------          --------         --------
Net Sales                             $ 41,600          $ 42,159          $ 76,805         $ 79,539

Cost of sales, including
  distribution costs                    35,617            36,014            65,289           65,893
                                      --------          --------          --------         --------
         Gross Profit                    5,983             6,145            11,516           13,646

Selling, general and
  administrative expenses                5,722             5,549            10,729           11,204
                                      --------          --------          --------         --------
         Operating income                  261               596               787            2,442

Other income (expense)
   Equity in net earnings
     of affiliates                         788               433               947              874
   Interest expense                       (959)           (1,029)           (1,843)          (1,964)
   Other                                    --             2,138                (1)           2,129
                                      --------          --------          --------         --------
                                          (171)            1,542              (897)           1,039
                                      --------          --------          --------         --------
         Income (loss) before
           income taxes                     90             2,138              (110)           3,481

Income tax expense                         141               983                33            1,563
                                      --------          --------          --------         --------
NET INCOME (LOSS)                     $    (51)         $  1,155          $   (143)        $  1,918
                                      ========          ========          ========         ========
Income (loss) per common
   share (Note 3)                     $   (.01)         $    .22          $   (.03)        $    .37
                                      ========          ========          ========         ========


The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                            Six months ended June 30,
                                   (Unaudited)


                                                                    1997       1996
                                                                  --------   --------
Cash flows from operating activities:

     Net income (loss)                                            $   (143)  $  1,918
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
       Depreciation and amortization                                   825      1,190
       Equity in net earnings of affiliated companies                 (947)      (874)

     Changes in assets and liabilities:
       (Increase) in accounts receivable                            (7,579)   (13,119)
       (Increase) decrease in inventories                            2,986       (551)
       Decrease in prepaids and other current assets                   410      1,367
       Increase in accounts payable                                  5,572      7,465
       Increase in note, accrueds, and other
         current liabilities                                           368        416
                                                                  --------   --------
         Total adjustments                                           1,635     (4,106)
                                                                  --------   --------
         Net cash generated from (used in) operating activities      1,492     (2,188)

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                    --       (683)
     Capital expenditures                                             (284)      (313)
     Increase in other assets                                         (149)       (89)
                                                                  --------   --------
         Net cash used in investing activities                        (433)    (1,085)

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement                   3,504      6,202
     Net repayments of other long-term debt                         (2,296)    (2,398)
     Issuance of Common Stock pursuant to Employee
       Stock Option and Stock Purchase Plans                           120         80
     Redemption of redeemable preferred stock of subsidiary            (55)       (53)
     Dividends on preferred stock of subsidiary                         (6)       (11)
                                                                  --------   --------
         Net cash provided by financing activities                   1,267      3,820

Effect of exchange rate changes on cash                                (28)      (136)
                                                                  --------   --------
     NET INCREASE IN CASH                                            2,298        411

Cash beginning of period                                               214        501
                                                                  --------   --------
Cash end of period                                                $  2,512   $    912
                                                                  ========   ========




The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of June 30, 1997 and the results of its operations and cash flows for the three and six month periods ended June 30, 1997 and 1996. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

2. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

     The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1996 are as follows:


      Year Ending
      December 31,      Equipment       Facilities        Total
      -----------       ---------       ----------      --------
                           dollars in thousands)

         1997            $    81          $ 2,930        $ 3,011
         1998                 79            2,555          2,634
         1999                 13            1,482          1,495
         2000                  3              454            457
         2001                  -              434            434
         Thereafter            -            1,439          1,439
                         -------          -------        -------
                         $   176          $ 9,294        $ 9,470
                         =======          =======        =======

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

         As a result of both the magnitude and timing of the changes in supply relationships and the introduction, at the same time, of a number of new proprietary products, RVP and certain of the Company's proprietary product manufacturers encountered difficulties in meeting the Company's requirements for their products for the spring and summer months when demand from After-Market customers is at its highest (see "Seasonality and Inflation"). In addition, the Company encountered increased competition within the RV products After-Market due to Dometic's entry as a competitor in that market and increased price competition from other distributors seeking to regain market share lost to the Company's proprietary products and to Dometic. Since the supply problems encountered by the Company primarily affected its supply of, and therefore its ability to meet customer demand for, higher margin products, the supply problems and the increased competition adversely affected the Company's sales and margins, particularly in the last three quarters of 1996, as the Company lost sales of such products to its competitors.

         The changes in supply relationships and increased competition in 1996 also adversely affected the Company's net sales and margins in the first six months of 1997 and are expected to have an adverse effect on operating results in the succeeding quarters of 1997, the extent of which is difficult to predict. There also is no assurance that additional changes within the After-Market, that would increase competition or create further uncertainties for the Company, as well as others in the industry, will not occur in the future. The recent strike at United Parcel Service (the "UPS Strike") also is expected to affect sales adversely and increase distribution costs at least during the third quarter of 1997.


Results of Operations
---------------------

         Net sales decreased by approximately $559,000 or 1% in the quarter ended June 30, 1997, as compared to the corresponding quarter of 1996. For the six months ended June 30, 1997, sales declined by 3% to $76,805,000 from $79,539,000 in the same six months of 1996. These sales decreases were due to a softening in consumer purchases of replacement parts and accessories, due in part to difficult weather conditions in the Northern United States and Canada.

         The Company's gross margin decreased to 14.4% of net sales in the three months ended June 30, 1997 from 14.6% for the same period of 1996. In the six months ended June 30, 1997, the Company's gross margin decreased to 15.0% of net sales from 17.2% in the same six months of 1996. These decreases were due primarily to (i) changes in product mix to a greater proportion of lower margin products; (ii) increased price competition in the markets in which the Company operates, and (iii) the impact of fixed costs on a lower sales base.

         Selling, general and administrative expenses increased by $173,000 or 3.1% in the three months ended June 30, 1997, as compared to the same three months of 1996. Such expenses declined by $475,000 or 4.2% in the six months ended June 30, 1997 as compared to the same period of 1996. The increase in the quarter ended June 30, 1997 was due primarily to cost associated with new advertising programs. The decrease in the six months ended June 30, 1997 was primarily the result of increased efficiencies associated with the Company's national call center and the expiration of certain non-compete agreements that were entered into in connection with prior acquisitions.

         Due to the combined effects of the declines in sales and gross margin, operating income declined to $261,000 in the quarter ended June 30, 1997, as compared to $596,000 in 1996 and to $787,000 in the six months ended June 30, 1997 as compared to $2,442,000 in 1996.

         The Company maintains ownership positions in several companies in related industries. The Company's ownership interests in these companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income of these companies which is reported as "equity in net earnings of affiliates." The Company's equity in the net earnings of these companies is not cash, and the Company is dependent on the declaration of cash dividends by those companies to realize any current cash from these investments. No dividends were declared by those companies in the first six months of 1997.

         Other income in the quarter and six months ended June 30, 1996 includes approximately $2,130,000 which represents the net proceeds received by the Company from the favorable settlement of a lawsuit. But for that settlement, the Company's income before income taxes would have been $-0- and $1,352,000 for the quarter and six months ended June 30, 1996, respectively.

Liquidity and Capital Resources
-------------------------------

         The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $50,000,000, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At August 1, 1997, outstanding borrowings under the revolving credit facility were approximately $29,000,000.

         The Company believes that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         The Company generally uses cash for, rather than generating cash from, operations in the first half of the year, because the Company's accounts receivable and inventory builds as its customers begin increasing their product purchases, in anticipation of seasonal increases in consumer demand for RV and boating products that occur in the spring and summer. However, due to an inventory reduction program which was commenced in late 1996 and continued into 1997, the Company generated cash from operating activities of $1,492,000 in the first six months of 1997 as compared to using cash of $2,188,000 in the first six months of 1996.

         During the first six months of 1997, borrowings under the Company's revolving line of credit increased by $3,504,000, as compared to an increase of $6,202,000 in the same period of 1996. The Company made principal reduction payments of $2,333,000 on its outstanding senior subordinated notes (the "Subordinated Notes") in each of 1997 and 1996, principally with borrowings under its long-term bank credit facility.


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

                        --------------------------------

         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; and possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells, and the effects of the UPS strike on sales and on distribution costs. For information concerning such factors and risks, see the foregoing discussion in this section of this Report titled, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.


                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS
         ---------------------------------------------

         (a)      Exhibits.
                  ---------

                  Exhibit 11.1 --  Computation of Loss Per Share for the
                                   quarter and six months ended June 30, 1997

                  Exhibit 27   --  Financial Data Schedule

         (b)      Reports on Form 8-K.
                  --------------------

                  No Reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 12, 1997               THE COAST DISTRIBUTION SYSTEM



                                      By:   /s/ SANDRA A. KNELL
                                          ---------------------------
                                                Sandra A. Knell
                                           Executive Vice President
                                          and Chief Financial Officer

                                INDEX TO EXHIBITS



                                                               Sequentially
Exhibit                                                        Numbered Page
-------                                                        -------------

Exhibit 11.1 --  Computation of Loss Per Share                      12
                 for the Quarter and Six Months Ended
                 June 30, 1997

Exhibit 27   --  Financial Data Schedule                            14
