Form 10-Q
period 1997-09-30
COAST DISTRIBUTION SYSTEM
filed 1997-11-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended  SEPTEMBER 30, 1997
                                    ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                    to
                                    -----------------    -----------------


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
                                                  --      --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,246,879 shares of Common Stock
                             as of November 10, 1997

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    September 30, 1997 and December 31, 1996

                                          September 30,  December 31,
                                               1997         1996
ASSETS                                    -------------  ------------
------                                     (Unaudited)    (Audited)
CURRENT ASSETS
       Cash                                  $  2,492     $    214
       Accounts receivable - net               13,847       13,285
       Inventories                             40,911       43,193
       Other current assets                     3,529        3,347
                                             --------     --------

              Total current assets             60,779       60,039

PROPERTY, PLANT, AND EQUIPMENT - NET            4,911        5,355

OTHER ASSETS                                   18,402       23,048
                                             --------     --------
                                             $ 84,092     $ 88,442
                                             ========     ========

                  LIABILITIES
                  -----------

CURRENT LIABILITIES
       Current maturities of long-term
              obligations                    $  3,703     $  3,667
       Accounts payable - trade                10,162        7,322
       Other current liabilities                2,284        1,911
       Short-term notes payable                 1,500        1,500
                                             --------     --------

              Total current liabilities        17,649       14,400

LONG-TERM OBLIGATIONS
       Secured note payable to bank            24,448       27,956
       Subordinated term note                   2,333        4,667
       Other long-term liabilities              1,429        1,496
                                             --------     --------
                                               28,210       34,119

REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                 362          473

SHAREHOLDERS' EQUITY
       Common stock, no par value;
          authorized:  10,000,000;
          issued and outstanding:
          5,246,879 at September 30, 1997
          and 5,210,723 at
          December 31, 1996                    19,560       19,440
       Cumulative translation adjustment         (107)         (11)
       Retained earnings                       18,418       20,021
                                             --------     --------
                                               37,871       39,450
                                             --------     --------
                                             $ 84,092     $ 88,442
                                             ========     ========


        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                         Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
                                     -------------------------       -------------------------
                                        1997            1996            1997           1996
                                     ---------       ---------       ---------       ---------
Net sales                            $  37,847       $  37,552       $ 114,652       $ 117,091

Cost of sales, including
  distribution costs                    32,715          32,783          98,004          98,675
                                     ---------       ---------       ---------       ---------

        Gross profit                     5,132           4,769          16,648          18,416

Selling, general and
  administrative expenses                5,188           5,610          15,917          16,814
                                     ---------       ---------       ---------       ---------

        Operating income (loss)            (56)           (841)            731           1,602

Other income (expense)
  Equity in net earnings
   of affiliates                          (311)            541             636           1,414
  Interest                                (787)           (872)         (2,630)         (2,837)
  Other                                   (822)             (8)           (823)          2,122
                                     ---------       ---------       ---------       ---------

                                        (1,920)           (339)         (2,817)            699
                                     ---------       ---------       ---------       ---------

        Earnings (loss) before
          income taxes                  (1,976)         (1,180)         (2,086)          2,301

Income tax provision (benefit)            (526)           (716)           (493)            847
                                     ---------       ---------       ---------       ---------

        NET EARNINGS (LOSS)          $  (1,450)      $    (464)      $  (1,593)      $   1,454
                                     =========       =========       =========       =========

Earnings (loss) per common
  share (Note 3)                     $    (.28)      $    (.09)      $    (.31)      $     .28
                                     =========       =========       =========       =========


        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)

                         Nine months ended September 30,
                                   (Unaudited)

                                                                            1997             1996
                                                                          --------          -------
Cash flows from operating activities:
      Net income (loss)                                                   $(1,593)          $ 1,454
      Adjustments to reconcile net earnings to net
         cash provided by operating activities:
        Depreciation and amortization                                       1,228             1,795
        Equity in net earnings of affiliated companies                       (636)           (1,414)
        Loss on sale of investment                                            523                --
        Changes in assets and liabilities:
         (Increase) in accounts receivable                                   (106)           (2,702)
         Decrease in inventories                                            2,282             3,187
         Decrease in prepaids and other current assets                       (182)              619
         Increase in accounts payable                                       2,840               521
         Increase in note, accrueds, and other
           current liabilities                                                409               464
                                                                          -------           -------

             Total adjustments                                              6,358             2,470
                                                                          -------           -------

             Net cash from operating activities                             4,765             3,924

Cash flows from investing activities:
      Acquisition of businesses, net of cash
         acquired                                                              --              (683)
      Proceeds from sale of investment                                      4,024                --
      Capital expenditures                                                   (319)             (285)
      (Increase) in other assets                                             (186)             (185)
                                                                          -------           -------

             Net cash provided by (used in) investing activities            3,519            (1,153)

Cash flows from financing activities:
      Net borrowings under
         line-of-credit agreement                                          (3,508)              222
      Net borrowings (repayments) of other long-term debt                  (2,401)           (2,476)
      Issuance of Common Stock pursuant to Employee
      Stock Option and Stock Purchase Plans                                   120               286
      Redemption of redeemable preferred stock of subsidiary                 (111)             (111)
      Dividends on preferred stock of subsidiary                              (10)              (15)
                                                                          -------           -------

             Net cash used in financing activities                         (5,910)           (2,094)
                                                                          -------           -------
Effect of exchange rate changes on cash                                       (96)              (55)
                                                                          -------           -------

      NET INCREASE IN CASH                                                  2,278               622

Cash beginning of period                                                      214               501
                                                                          -------           -------

Cash end of period                                                        $ 2,492           $ 1,123
                                                                          =======           =======

        The accompanying notes are an integral part of these statements.

                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of September 30, 1997 and the results of its operations and cash flows for the nine months ended September 30, 1997 and 1996. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1996.

2. The results of operations for the nine-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

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

         The minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1996 are as follows:


                                                                     (Dollars in thousands)
                                                      ---------------------------------------------------
                                                      Facilities            Equipment              Total
                                                      ----------            ---------              ------
         Year ending December 31,
                  1997                                 $ 2,930               $  81                 $3,011
                  1998                                   2,555                  79                  2,634
                  1999                                   1,482                  13                  1,495
                  2000                                     454                   3                    457
                  2001                                     434                  --                    434
                  Later years                            1,439                  --                  1,439
                                                      --------              ------               --------

                                                       $ 9,294               $ 176                $ 9,470
                                                       =======               =====                =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

GENERAL

         FACTORS GENERALLY AFFECTING SALES OF RV AND BOATING PRODUCTS

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

         Until 1993, the Company's business consisted primarily of distributing and marketing to its customers products that the Company purchased from third-party manufacturers and that were sold under the brand names of those manufacturers. During the past four years, the Company has introduced into the marketplace a growing number of "proprietary products." These products have been designed for the Company by independent design professionals, to the Company's product specifications, are produced by independent manufacturers specifically for the Company and are marketed and sold by the Company under its own brand names. Sales of proprietary products, which accounted for 10% of the Company's net sales in 1994, increased to 15% and then to 23% of net sales in 1995 and 1996, respectively, both as a result of greater market acceptance of the Company's proprietary products and additions by the Company of new products to its proprietary products line.

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

         The changes in supply relationships and increased competition in 1996 also adversely affected the Company's net sales and margins in the first nine months of 1997 and are expected to have an adverse effect on operating results during the balance of 1997 and into 1998, the extent of which is difficult to predict. There also is no assurance that additional changes within the After-Market, that would increase competition or create further uncertainties for the Company, as well as others in the industry, will not occur in the future.

RESULTS OF OPERATIONS

    INCOME (LOSS) FROM OPERATIONS

         Net Sales. Net sales increased by approximately $295,000 or 1% in the quarter ended September 30, 1997, as compared to the corresponding quarter of 1996. For the nine months ended September 30, 1997 net sales declined by 2% to $114,652,000 from $117,091,000 in the same nine months of 1996, due primarily to a softening of consumer demand and adverse weather conditions which affected the Northern United States and Canada in the first half of 1997.

         Gross Profits. The Company's gross margin increased to 13.6% of net sales in the three months ended September 30, 1997 from 12.7% for the same period of 1996 due primarily to (i) a firming of pricing within the After-Market that followed a period of price declines during the first half of 1997, and (ii) a reduction in warehouse costs. In the nine months ended September 30, 1997 the Company's gross margin decreased to 14.5% from 15.7% for the corresponding period of 1996 due primarily to (i) changes in product mix to a greater proportion of lower margin products; (ii) increased price competition among After-Market Distributors and (iii) the impact of fixed costs on a lower sales base.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses decreased to 13.7% for the third quarter of 1997 from 14.9% in the comparable quarter of 1996. In the nine months ended September 30, 1997, these expenses decreased to 13.9% of net sales from 14.4% for the same period of 1996. These decreases were primarily a result of increased efficiencies associated with the Company's national call center, a reduction of the Company's telephone expenses and the expiration of certain non-competition agreements that were obtained by the Company in connection with its acquisitions of other businesses in previous years.

         Operating Income (Loss). Due to the combined effects of the increases in sales and gross margin, and the reduction in selling, general and administrative expenses during the third quarter of 1997, the Company's operating loss declined to $56,000 as compared to the operating loss of $841,000 incurred in the third quarter 1996. The decreases in sales and gross margin during the first six months of 1997 accounted for the decline in operating income to $731,000 in the nine months ended September 30, 1997 from $1,602,000 in the same nine months of 1996.

     OTHER INCOME (EXPENSE)

         Equity in Net Earnings of Affiliates. The Company maintains ownership positions in certain companies in related industries ("affiliated companies"). The Company's ownership interests in these affiliated companies are accounted for under the equity method of accounting. Under this method, the Company includes in its operating results its pro rata share of the net income or losses of these companies, which is reported as "equity in net earnings (loss) of affiliates." During the third quarter of 1997, the Company sold its equity interest in one of these companies, H. Burden Limited ("Burden"), a distributor of caravan and boating products in Western Europe in which the Company had owned a 35% ownership interest. The Company recorded a loss of $311,000 from its investments in such affiliated companies during the third quarter of 1997, as compared to earnings of $541,000 from such investments in the third quarter of 1996. That loss was attributable to (i) the exclusion of the Company's pro rata share of Burden's earnings during the third quarter of 1997 because of the sale, and (ii) a loss incurred during the quarter by HWH Corporation, a manufacturer of hydraulic leveling devices in which the Company has a 34% ownership interest. The Company's equity in the net earnings of the affiliated companies is not cash, nor is the Company obligated to pay any cash as a result of any losses incurred by any of these companies.

         Interest Expense. In the quarter ended September 30, 1997, interest expense declined by $85,000 or 10%, as compared to the same quarter of 1996. Interest expense for the nine months ended September 30, 1997 decreased by $207,000 or 7%, as compared to the same period in 1996. These decreases were the result of reductions in average long-term borrowings outstanding during the quarter and nine months ended September 30, 1997 in comparison to the same periods of 1996.

         Other. The Company received cash proceeds from the sale of its investment in Burden of approximately $4,024,000. However, for financial reporting purposes, the Company recorded a loss on that sale of approximately $525,000, which represents the excess of the amount at which the investment was carried on the books of the Company for financial reporting purposes over the price at which the Company's investment was sold. Under applicable accounting principles the Company's investment in Burden was carried at an amount equal to the sum of (i) the amount paid by the Company for that investment, plus (ii) its proportionate share of the cumulative earnings of Burden for the period it held such investment. The Other income of $2,122,000 recorded in the nine months ended September 30, 1996 represents the net proceeds to the Company of a favorable settlement of a lawsuit in the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). At November 7, 1997, outstanding borrowings under the revolving credit facility were approximately $23,050,000.

         The Company believes that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements for the foreseeable future.

         During the nine months ended September 30, 1997, reductions in inventories and increases in accounts payable enabled the Company to generate cash from operating activities of $4,765,000 as compared to $3,924,000 in the same nine months of 1996.

         Net cash provided by investing activities was $3,519,000 in the nine months ended September 30, 1997, as compared to net cash used in the same period of 1996 of $1,153,000. During the third quarter of 1997, the Company received proceeds of $4,024,000 from the sale of its European investment in H. Burden Limited. The Company used cash of $683,000 in 1996 to acquire 5% of the outstanding shares of Burden.

         During the first nine months of 1997, borrowings under the Company's revolving line of credit decreased by $3,508,000, as compared to an increase of $222,000 in the same period of 1996. The Company made principal reduction payments of $2,333,000 on its outstanding senior subordinated notes (the "Subordinated Notes") in 1997 and 1996, principally with borrowings under its long-term bank credit facility.

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

         (a)     The Annual Meeting of Shareholders was held on August 7, 1997.

         (b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election and the number of votes withheld. The election was uncontested and there were no broker non-votes in the election.

         Directors Elected at the Annual Meeting:

              Name of                 Number of               Number of
         Nominee/Director            Votes "For"          Votes "Withheld"
         ----------------            -----------          ----------------
        Thomas R. McGuire             4,695,003               451,551
        Louis B. Sullivan             4,691,693               451,881
        John E. Turco                 4,695,923               450,631
        Brian P. Friedman             4,696,522               450,032
        Ben A. Frydman                4,695,523               451,031
        Robert S. Throop              4,695,523               451,231

         (c) At the Annual Meeting, the shareholders considered and voted on, and they approved, a change in the Company's state of incorporation from California to Delaware by means of a merger of the Company into a wholly-owned Delaware subsidiary of the Company (the "Delaware Reincorporation"). Set forth below are the number of votes cast "For," "Against" and "Abstain" on the Delaware Reincorporation. There were 576,544 broker non-votes with respect to this proposal.

         For:  3,469,063;         Against:  1,097,297;       Abstain:  3,850.

         (d) At the Annual Meeting, the shareholders also considered and voted on, and they approved, the adoption of the 1997 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which sets aside up to 400,000 shares of Company common stock for purchase by employees of the Company, at a discount from market price, from payroll deductions. Set forth below are the number of votes cast "For," "Against" and "Abstain" with respect to the Stock Purchase Plan. There were 490,210 broker non-votes with respect to this proposal.

         For:  4,591,681;         Against:  56,241;          Abstain:  8,442.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS
         ---------------------------------------------

         (a)      Exhibits.
                  --------

                  Exhibit 11.1 Computation of Loss Per Share for the Quarter Ended September 30, 1997.

                  Exhibit 27.    Financial Data Schedule

         (b)      Reports on Form 8-K.
                  -------------------

                  A Report on Form 8-K was filed during the quarter ended September 30, 1997 to report, under Item 5 - Other Events, the sale of the Company's investment in Burden.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 12, 1997                   THE COAST DISTRIBUTION SYSTEM



                                           By: /s/ SANDRA A. KNELL
                                               ---------------------------------
                                               Sandra A. Knell
                                               Executive Vice President
                                               and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit Number          Description
--------------          -----------
Exhibit 11.1            Computations of Earnings (Loss) Per Share for the
                        Quarter and Nine Months Ended September 30, 1996

Exhibit 27.             Financial Data Schedule