Form 10-K405
period 1997-12-31
COAST DISTRIBUTION SYSTEM
filed 1998-03-31
CIK 728303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from ___ to ___
                          Commission file number 1-9511

                          THE COAST DISTRIBUTION SYSTEM
             (Exact name of Registrant as specified in its charter)

             California                                 94-2490990
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   1982 Zanker Road, San Jose, California                 95112
  (Address of principal executive offices)              (Zip Code)

                                 (408) 436-8611
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                                     (NAME OF EACH EXCHANGE ON
                (TITLE OF CLASS)                                         WHICH REGISTERED)
-------------------------------------------------         ------------------------------------------------
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

    As of March 17, 1998, the aggregate market value of the Common Stock held by non-affiliates was approximately $11,180,000.

    As of March 17, 1998, a total of 5,246,879 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 1998 Annual Meeting which is to be filed on or before April 30, 1998.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Coast Distribution System (the "Company") is the largest supplier of replacement parts, supplies and accessories for recreational vehicles ("RVs"), and one of the largest suppliers of replacement parts, supplies and accessories for boats, in North America. The Company supplies more than 25,000 products and serves more than 15,000 customers throughout the United States and Canada, from 14 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida, Wisconsin and Alaska and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note I to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for certain information regarding the respective operating results of the Company's operations in the United States and Canada in 1996 and 1997. The Company's customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers ("After-Market Customers"), who resell the products they purchase from the Company, at retail, to consumers that own or use RVs and boats.

         In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of products that have been designed specifically for the Company by independent product design firms and are manufactured for the Company, generally on an exclusive basis, by a number of different independent manufacturers (the "proprietary products"). These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers. The Company is able to obtain the proprietary products at prices that generally are below those it would have to pay for functionally equivalent brand name products. Sales of proprietary products accounted for approximately 23% of the Company's net sales in each of the fiscal years ended December 31, 1996 and 1997. See "Business--Products--Proprietary Products."

         Although initially designed for sale to After-Market Customers, a number of the Company's more recently designed proprietary products also are suitable for installation as original equipment on RVs and boats at the time of their manufacture. In addition, a number of the proprietary products have applications in markets other than the RV and boating markets, such as the automobile or leisure products markets. As a result, in 1997 the Company established the DTS Manufacturing Division within the Company (the "DTS Division") to implement programs to market and sell those proprietary products to RV and boat manufacturers and to retail dealers and mass merchandisers in other markets. Utilizing distinctive brand names and packaging, and in some instances also different product designs, these proprietary products are marketed separately, as products that are distinct, from the proprietary products that are sold by the Company to RV and boating After-Market Customers. The new DTS Division also will be identifying opportunities to design and arrange for the manufacture of new proprietary products that can be installed as original equipment on RVs and boats or that have applications in other markets. To date, the operating results of the DTS Division have not been material. The Company's RV and boating After-Market products business will continue to market proprietary products designed for RV and boating After-Market Customers, under the name "Coast Distribution".

         To provide its customers with a high level of service, the Company utilizes a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to the Company, and enables the Company to prepare and invoice most orders within 24 hours of receipt. The Company also has established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. In addition, the Company has developed and implemented marketing and customer service programs through which the Company provides its customers with catalogues and pricing and promotional programs, all of which are designed to assist customers to increase their profitability and to strengthen the Company's relationships with its customers. The Company believes that the breadth of its product lines, the proprietary products it is able to offer to its customers, the computer integration of its operations and the marketing and customer support programs it offers, distinguish it from other distributors of recreational vehicle and boating parts, supplies and accessories. See "Business - Marketing and Sales."

DEVELOPMENTS IN 1997

        Financial Performance. The factors that adversely affected the Company's operating results in 1996 continued to affect the Company's operating results in 1997. The Company's sales declined by $3,334,000, or 2.4%, in 1997 due largely to the inability of the Company to fully recapture market share that it lost in 1996 as a result of (i) the entry, as a competitor in the marketplace, of Dometic Corporation ("Dometic"), which until 1996 had been the principal supplier to the Company of recreational vehicle awnings, refrigerators and air conditioners, and (ii) supply problems encountered in 1996 by new product suppliers to the Company, including Recreation Vehicle Products, Inc., the Company's current single source supplier of awnings; and increased price competition within the RV and boating After-Market. See BUSINESS - Products Arrangements with Manufacturers" in Part I of this Report and Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II of this Report.

         Sale of Investments. In previous years, the Company had acquired minority ownership interests in certain other companies that operated in the same or related businesses, with a view to acquiring a controlling interest in those companies if their operating results later warranted additional investments by the Company. For example, in 1992 the Company acquired a minority investment in a distributor of RV products in Canada and in 1994 acquired the remaining shares of that company (which now operates as a wholly-owned subsidiary under the name "Coast Canada"). The Company also had acquired a 35% ownership interest in H. Burden Limited ("Burden"), a privately-owned distributor of caravan and boating products in Western Europe, and a 34% minority interest in HWH Corporation, a privately owned manufacturer of hydraulic leveling devices and jacks and other products primarily for recreational vehicles ("HWH"). During 1997 and in early 1998, the Company took advantage of opportunities that arose to dispose of the minority investments that it had made in Burden and HWH.

         The sale of the Company's investment in Burden took place on September 27, 1997 for a cash price to the Company of $4,198,000, plus a right to receive additional cash payments of up to $330,000 if certain contingencies are satisfied. The sale of the Company's investment in HWH was completed in early 1998 for a cash price to the Company of $5,387,000. The proceeds of both sales were used to reduce borrowings, pending use of the funds in its business. For financial reporting purposes, the Company recorded losses on the sales of its investments in Burden and HWH of $525,000 and $1,669,000, respectively.
See Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II of this Report.

         There were a number of factors that led the Company to decide to sell its investments in Burden and HWH. Firstly, both investments were illiquid and there was no assurance as to when opportunities to sell those investments, at prices comparable to those being offered to the Company, might arise in the future. Secondly, the Company had no prospect of acquiring control of either of these two companies and therefore had no meaningful ability to control their future performance. Finally, the sales would provide the Company with additional financial resources that could be used (i) to reduce bank borrowings, thereby strengthening the financial condition of the Company and reducing interest expense, and (ii) to support the growth and to increase the competitiveness of its core product supply business in North America.

         The Company continues to retain ownership interests in two foreign distributors of RV parts, supplies and accessories, located respectively in Sydney, Australia and Mexico City, Mexico. Both of these distributors are small, each with annual sales in 1997 of less than $2,500,000, and neither of them is material to the Company's operations or financial condition. The Company's investments in these two companies are accounted for under the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Report.

         Delaware Reincorporation. In 1997, the Company's shareholders approved a change in the Company's state of incorporation from California to Delaware. That reincorporation is expected to become effective in April 1998. The information regarding the effects of this change in the Company's state of incorporation, set forth under the captions "The Charters and Bylaws of Coast California and Coast Delaware" and "Significant Differences Between the Corporation Laws of California and Delaware," at pages 15 to 27 of the Company's Proxy Statement dated July 3, 1997, is incorporated herein by this reference.

FORWARD LOOKING STATEMENTS

         This Report contains forward-looking information which reflects management's current views of the Company's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited to, the effects on future performance of changing product supply relationships in the RV industry and the uncertainties created by those changes; increased price competition within the industry; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe winter weather conditions, all of which can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells; and the Company's reliance on borrowings to fund a substantial portion of its working capital requirements and capital expenditures. For information concerning such factors and risks, see "BUSINESS - Products - Arrangements with Manufacturers - Competition - Factors That Could Affect Future Performance" in
Part I, Item 1 of this Report; and Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II of this Report. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

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

         The market for RV parts, supplies and accessories distributed by the Company includes both recreational vehicle dealers ("RV dealers") and RV supply stores and service centers. Optional equipment and accessories, such as awnings, trailer hitches, air conditioning units, water heaters and other appliances make up a large proportion of the Company's sales to RV dealers, while recreational vehicle replacement parts, maintenance supplies and smaller accessories make up a larger proportion of the Company's sales to supply stores and service centers. Although supply stores and service centers generally purchase lower cost products than those sold to RV dealers, supply stores and service centers generally order more frequently and purchase a wider variety of products than do RV dealers. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See "Business - Products."

         Sales to RV and boat dealers generally have been more sensitive to changes in economic conditions than have sales to supply stores and service centers. During periods of higher interest rates or unemployment, consumers are likely to postpone purchases of higher priced items such as RVs and boats and higher priced accessories and convenience items such as appliances, awnings and hitches. By contrast, continued demand among RV and boat owners for repair parts and supplies, and increases in the total number of RVs and boats in use, have increased the "aftermarket" for repair and maintenance items and for specialty products and supplies. In addition, recreational vehicle manufacturers ("RV manufacturers") have been increasing the number of accessories that they place on their vehicles as original equipment at the time of manufacture. As a result, in recent years sales of accessories to RV dealers have come to represent a less significant percentage of the total product sales of After-Market distributors, such as the Company.

         The Company's sales are also affected by weather conditions, because the usage and purchase of RVs and boats decline in the winter months due to the colder weather. As a result, the Company's operating income declines and it sometimes incurs losses in the winter months, particularly in years in which there are unusually severe winter weather conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Seasonality and Inflation" in Part II of this Report.

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

         The Company stocks boating and marine parts, supplies and accessories at 13 of its 14 warehouse and distribution centers in the United States and at all 4 of its distribution centers in Canada. Products distributed by the Company include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment.

         Proprietary Products. In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of proprietary products, which are manufactured specifically for the Company, generally on an exclusive basis, by a number of different manufacturers (the "proprietary products"). The proprietary products, which are designed for the Company by independent professional product design firms or by the independent manufacturers retained to manufacture the products for the Company, include trailer hitches, plastic wastewater tanks, portable toilets and toilet chemicals, vent lids and stabilizing jacks. These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of distributors and into other markets. Sales of proprietary products, on which the Company has generally realized higher margins than on sales of functionally equivalent name brand products, accounted for 23% of the Company's net sales in 1997 and 1996. However, such products currently lack name brand recognition, which may have a limiting effect on unit sales of and on the prices that the Company is able to charge for such products. This lack of brand name recognition also means that the costs to the Company of marketing the proprietary products generally is greater than for brand-name products, which somewhat offsets the margin advantage of the proprietary products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

         The DTS Division. Although the Company's proprietary products were initially designed for sale to After-Market Customers, a number of those products also are suitable for installation as original equipment on RVs and boats at the time of their manufacture or have applications in markets other than the RV and boating markets, such as the automobile or leisure products markets. As a result, in 1997 the Company established the DTS Manufacturing Division within the Company (the "DTS Division"), to implement programs to market and sell those proprietary products to RV and boat manufacturers and to retail dealers and mass merchandisers in other markets. Utilizing distinctive brand names and packaging, and in some instances also different product designs, these proprietary products are marketed separately, as products that are distinct, from the proprietary products that are sold by the Company's "Coast Distribution" Division to RV and boating After-Market Customers. The new DTS Division also will be identifying opportunities to design and arrange for the manufacture of new proprietary products that can be installed as original equipment on RVs and boats or that have applications in other markets. To date, the operating results of the new DTS Division have not been material.

MARKETING AND SALES

         The Company's customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent recreational vehicle supply stores and service centers that purchase parts, supplies and accessories for resale to owners of recreational vehicles and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. The Company is not dependent on any single customer for any material portion of its business. No single customer accounted for as much as 5% of the Company's sales in 1995, 1996 or 1997.

         During the past several years, the Company has developed marketing and customer service programs that are designed to assist its customers to increase their profitability and also strengthen the relationships between the Company and its customers.

         Customer Service Center and Computerized Order Entry and Warehousing System. The Company has designed and implemented a computer-based order entry and warehousing system which enables its larger customers to transmit orders electronically to the Company's central computers and also enables the Company to prepare and invoice most customer orders within 24 hours of receipt. Approximately 1,000 of the Company's customers use this system to transmit orders electronically to the Company's central data processing center using the Company's toll-free telephone numbers.

         The Company also operates a national customer service center in San Jose, California, which enables the Company's customers to obtain product information and to place orders by telephone using the Company's toll-free telephone numbers. With the exception of holidays, the customer service center is operational for a total of 13 hours per day, Monday through Friday, and 8 hours on Saturdays and is staffed by sales personnel who are trained to promote the sale of the Company's products and to handle customer service issues. Currently, the number of customer calls handled by the national customer service center, which can be accessed by virtually all of the Company's customers in the United States and Canada, ranges from 2,000 to 6,000 per day and the customer service center has enabled the Company not only to improve customer service, but also to reduce selling expenses.

         Orders transmitted from customers either electronically or by telephone to the national customer service center are input into the Company's IBM AS 400 computers and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer's call at the customer service center, that the order has been accepted and whether any items are not currently in stock. In addition, the Company offers to participating customers a "split shipment program" by which a customer's order for a product that is not available from the Company's distribution center closest to the customer, will be shipped to that customer from another of the Company's distribution centers that has been pre-selected by that customer as a "back-up" distribution center, when that product is available at that back-up distribution center.

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

DISTRIBUTION

        The Company's regional distribution and warehouse centers in North America carry an inventory of up to approximately 15,000 recreational vehicle parts, supplies and accessories. In addition, at 13 of the Company's distribution centers in the United States and at all 4 of its distribution centers in Canada, the Company carries, in varying quantities, up to approximately 10,000 boating and marine parts, supplies and accessories. Each regional distribution center is operated as a separate profit center.

        The Company relies primarily on independent freight companies to ship its products.

ARRANGEMENTS WITH MANUFACTURERS

        General. The products which the Company distributes are purchased by it from more than 600 different manufacturers. As is typical in the industry, in most instances the Company acquires its products on a purchase order basis and has no guaranteed price or delivery agreements with manufacturers, including the manufacturers that supply proprietary products to the Company. As a result, short-term inventory shortages can occur. The Company sometimes chooses to carry only a single manufacturer's products for certain of the brand-name product lines that it sells, although comparable products usually are available from multiple sources. In addition, each of the proprietary products is obtained by the Company from a single source manufacturer, although in most instances the Company owns the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the inability to readily obtain alternative product supply sources in the event a single source supplier encounters quality or other production problems, which can, and in 1996 did, adversely affect the Company's sales, as certain of its manufacturers were unable to meet the Company's product requirements (see "Recent Changes in Relationships With Manufacturers").

        No manufacturer or supplier of products to the Company accounted for more than 5% of the Company's product purchases in 1997, other than Recreation Vehicle Products, Inc. ("RVP"). RVP supplies the Company with RV air conditioners sold under the Coleman(R) brand name and awnings under the Faulkner(R) brand name, the aggregate sales of which accounted for approximately 17% of the Company's net sales in 1997.

        Manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

         Recent Changes in Relationships with Manufacturers. During the five-year period ended December 31, 1995, the Company purchased substantially all of its requirements for RV air conditioners, awnings and refrigerators from Dometic Corporation ("Dometic"), a division of White Consolidated Industries. Sales of products purchased by the Company from Dometic accounted for 22% and 24%, respectively, of the Company's sales in 1994 and 1995. In August 1995, Dometic notified the Company that Dometic had decided to integrate its operations vertically and market its products directly to retail parts and supply stores, service centers and RV dealers, in direct competition with the Company beginning early in 1996, and, therefore, would be terminating its supply agreement with the Company. Following that notification, in order to ensure that the Company would have a source of supply for air conditioners and awnings, the Company entered into a multi-year product distribution agreement with RVP, under which RVP agreed to supply the Company with its requirements for RV air conditioners and awnings for a minimum term of five (5) years, beginning in 1996.

        However, during 1996 RVP encountered manufacturing and supply problems in its efforts to meet the Company's requirements for awnings. These problems, coupled with Dometic's entry into the market as a competitor of Coast, resulted in a substantial decline in the Company's sales of awning products in 1996. Although these manufacturing and supply problems were largely remedied by the end of 1996, the Company has been unable to recapture fully the share of the awning aftermarket that it lost in 1996 as a result of these problems and the increased competition created by Dometic's entry into the aftermarket. Since awning sales generate relatively higher profit margins, than do other RV accessories, such as air conditioners, the Company's sales and operating margins, and therefore also its operating profits, continued to be adversely affected in 1997 by the loss of awning sales that occurred in 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operation."

        In 1996, the Company also began to encounter increased price competition from other wholesale distributors of branded products that compete with the Company's proprietary products. That increased price competition continued well into 1997, adversely affecting the growth of the Company's sales of proprietary products, which remained relatively unchanged in 1997 as compared to 1996. That price competition also contributed to the declines in the Company's sales and operating income in 1997.

        As a result of the changes that have occurred in supply relationships in the industry, there will continue to be increased competition from Dometic and other manufacturers and distributors in the future, which could adversely affect product pricing and the Company's sales and operating margins. Additionally, there is no assurance that other changes in supply arrangements will not occur in the future or that the Company will be able to recapture fully the sales volume lost to competitors in 1996 and 1997.

COMPETITION

         The Company faces significant competition. In addition to Dometic, there are a number of national and regional distributors of recreational vehicle and boating parts, supplies and accessories that compete with the Company. There also are certain mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of recreational vehicle or boating parts, supplies and accessories, that purchase such products directly from manufacturers. Such mass merchandisers and national and regional chains compete directly with the RV and boating supply stores and service centers that purchase products from the Company. Such competition affects both the volume of Company's sales, and the prices it is able to charge for the products it sells, to such RV and boating supply stores. Additionally, there is no assurance that other changes in supply relationships or new alliances within the recreational or boating products industry will not occur that would further increase competition. See "Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Company, like most of its competitors, competes on the basis of the quality, speed and reliability of its service, the breadth of its product lines and price. The Company believes that it is highly competitive in each of those areas.

CERTAIN FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

         Changes in Industry Supply Relationships; Increases in Competition. Since 1996 product supply relationships in the RV accessories market have undergone significant change. The changes have led to increased competition and, in 1996 created supply problems for the Company, which adversely affected its sales and margins and caused the Company to sustain losses from operations not only in 1996, but also in 1997. There is no assurance that the Company will be able to recapture fully the sales it lost in 1996 and 1997 or that it will be able to return to profitability in 1998. There also is no assurance that additional changes, that would increase competition or create further uncertainties or supply problems for the Company, as well as others in the industry, will not occur in the future. See "BUSINESS--Products-- Arrangements with Manufacturers--Competition" in Part I of this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Part II of this Report.

         Cyclical Nature of Business. The Company's sales are affected directly by the purchase and usage levels of RVs and boats which, in turn, depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates which affect the availability and affordability of financing for purchases of RVs and boats, increases in fuel prices which affect the costs of using RVs and boats, and unusually adverse winter weather conditions. The occurrence of adverse economic conditions, increases in interest rates or fuel prices, or the onset of unusually severe winter weather conditions affecting large regions of North America, could result in declines in the Company's sales that would adversely affect the Company's future operating results.

         Reliance on Borrowings; Debt Service Requirements. The Company has financed its growth primarily with bank borrowings and institutional debt financing and relies heavily on bank borrowings to fund working capital requirements and capital expenditures. Although the Company did generate approximately $1,544,000 of positive cash flow from operations in 1997 (despite the decline in sales and the loss that it incurred during that year), and expects to be able to continue to fund its working capital requirements and capital expenditures in 1998 with a combination of internally generated funds and available borrowings under its revolving bank credit line, the amount of its outstanding borrowings could have adverse consequences for the Company in the future. Among other things, (i) the Company is likely to find it more difficult to obtain additional financing that might be needed to fund expansion or other business opportunities; and (ii) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of principal and interest on indebtedness, which makes the Company more vulnerable to general economic downturns and competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

         At December 31, 1997, the Company had approximately 345 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company's employees is represented by a labor union. The Company believes that its relations with employees are good.

ITEM 2.  PROPERTIES

         The Company operates 14 regional distribution centers in 13 states in the United States and 4 regional distribution centers, each located in a different Province, in Canada. Except for one facility owned by the Company, all of these facilities are leased under triple net leases which require the Company to pay, in addition to rent, real property taxes, insurance and maintenance costs. The following table sets forth certain information regarding these facilities.



                                                SQUARE
            GEOGRAPHIC LOCATION                 FOOTAGE    LEASE EXPIRATION DATE
--------------------------------------------------------------------------------
Visalia, California...........................   70,000    February 28, 2007
Fort Worth, Texas.............................   90,670    April 30, 1999
San Antonio, Texas............................   46,600    April 30, 1998
Denver, Colorado..............................   50,000    September 30, 1999
Elkhart, Indiana..............................  109,000    December 31, 1999
Lancaster, Pennsylvania.......................   64,900    February 29, 1999
Atlanta, Georgia..............................   51,100    August 31, 1999
Tampa, Florida................................   53,100    September 30, 1998
Phoenix, Arizona..............................   36,500    March 31, 2002
Salt Lake City, Utah..........................   37,800    March 31, 2000
Portland, Oregon..............................   72,000    Owned
Albany, New York..............................   52,500    April 30, 2004
Eau Claire, Wisconsin.........................   36,000    July 31, 1998
Anchorage, Alaska.............................   13,200    December 31, 1999
Montreal, Quebec..............................   40,715    January 1, 2000
Toronto, Ontario..............................   34,020    December 1, 1998
Calgary, Alberta..............................   30,750    December 1, 1998
Vancouver, British Columbia...................   22,839    June 1, 1999

         A total of twelve of the Company's existing distribution center leases are scheduled to expire within the next two years. The Company plans to seek renewals or extensions of those leases.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF REGISTRANT

NAME                                                          AGE                     POSITION
--------------------------------------------------------  ------------      -----------------------------
Thomas R. McGuire.......................................       54           Chairman of the Board and Chief Executive Officer

Sandra A. Knell.........................................       40           Executive Vice President - Finance
                                                                            and Chief Financial Officer and Secretary

Jeffrey R. Wannamaker...................................       37           Executive Vice President - Operations and President of
                                                                            the Coast Distribution Division of the Company

David A. Berger.........................................       44           Executive Vice President - Marine
                                                                            Sales and Marketing

Dennis A. Castagnola....................................       50           Senior Vice President - Proprietary Products and
                                                                            President of the DTS Division of the Company



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

         JEFFREY R. WANNAMAKER. Mr. Wannamaker, who joined the Company in 1984, has been Executive Vice President - Operations since 1995. From 1991 and until his promotion to Executive Vice President, Mr. Wannamaker held the position of Senior Vice President - Branch Operations of the Company. Prior to that time he held various other management positions with the Company. In 1997, Mr. Wannamaker was appointed as President of the Company's Coast Distribution Division which markets and supplies products to RV and boating After-Market Customers.

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

         DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Senior Vice President-Proprietary Products in May 1994, in which he directs the Company's proprietary products program. From September 1993 until May 1994, he served as Senior Vice President - R.V. Sales and Marketing. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company's Portland, Oregon Distribution Center. In 1997, Mr. Castagnola was appointed as President of the Company's new DTS Division which markets and supplies proprietary products to RV and boating manufactures and to customers in markets other than the RV and boating After-Market.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

         The Company's shares of common stock are listed and trade on the American Stock Exchange under the trading symbol "CRV."

         The following table sets forth for the calendar quarters indicated the range of the high and low sales prices per share of the Company's common stock on the American Stock Exchange.


                                                HIGH             LOW
                                               ------         ---------
                1996:

                  First Quarter......          $8-3/4         $ 5-13/16
                  Second Quarter.....           8-5/8           6-1/16
                  Third Quarter......           6-3/8           4-3/4
                  Fourth Quarter.....           5-1/2           3-5/8

                1997:

                  First Quarter......          $4-5/8         $ 3-5/8
                  Second Quarter.....           3-3/4           2-3/16
                  Third Quarter......           4               3-1/4
                  Fourth Quarter.....           4-1/2           2-7/8


         On March 17, 1998, the closing price per share of the Company's common stock on the American Stock Exchange was $2 3/4. There were approximately 1,305 holders of record of the Company's common stock as of March 7, 1998.

DIVIDENDS

         The Company has a policy of retaining earnings to support the growth of its business and, therefore, does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends by the Company is restricted by its loan agreements. See Note E to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected operating data set forth below for the fiscal years ended December 31, 1997, 1996 and 1995, and the selected balance sheet data at December 31, 1997 and 1996, are derived from the Company's audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements. The selected financial data for the fiscal years ended December 31, 1994 and 1993 and at December 31, 1995, 1994, and 1993 are derived from audited financial statements which are not included in this report.


                                                        YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------
                                      1997         1996         1995        1994          1993
                                   ---------    ---------    ---------    ---------    ---------
                                                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating Data:
--------------
Net Sales ...................      $ 135,952    $ 139,286    $ 169,559    $ 177,774    $ 140,152
Cost of sales (including
distribution costs) .........        117,272      118,361      138,806      146,987      115,670
                                   ---------    ---------    ---------    ---------    ---------
          Gross margin ......         18,680       20,925       30,753       30,787       24,482
Selling, general and
administrative expenses .....         20,147       21,525       22,260       23,216       19,639
                                   ---------    ---------    ---------    ---------    ---------
     Operating margin .......         (1,467)        (600)       8,493        7,571        4,843

Equity in net earnings of
affiliated companies ........            673        1,529        1,204        1,237        1,504
Interest expense ............         (3,336)      (3,600)      (4,249)      (3,572)      (3,051)
Loss from sales of
investments in affiliates ...         (2,193)         --           --           --           --
Other .......................           (246)       2,354          (22)         177         (251)
                                   ---------    ---------    ---------    ---------    ---------
Earnings (loss) before
 income taxes ...............         (6,569)        (317)       5,426        5,413        3,045
Income taxes (credits) ......         (1,303)        (194)       2,082        1,828          608
                                   ---------    ---------    ---------    ---------    ---------
Net earnings (loss) .........      $  (5,266)   $    (123)   $   3,344    $   3,585    $   2,437
                                   =========    =========    =========    =========    =========
Net earnings (loss)
 per share-diluted (1) ......      $   (1.01)   $    (.03)   $     .64    $     .70    $     .53
                                   =========    =========    =========    =========    =========
Weighted average number
of shares ...................          5,239        5,198        5,205        5,186        4,879
                                   =========    =========    =========    =========    =========

                                                      AT DECEMBER 31,
                            ---------------------------------------------------------------
                               1997         1996           1995         1994          1993
                            ---------------------------------------------------------------
                                                     (IN THOUSANDS)
Balance Sheet Data:
------------------
Working capital.......      $ 48,999     $ 45,639       $ 50,004     $ 42,127      $ 33,537
Total assets..........        72,663       88,442         92,136       85,957        69,135
Long-term obligations(2)      29,726       33,771         38,376       32,624        28,339
Shareholders' equity..        33,996       39,450         39,392       35,722        28,487


----------
(1) See Note K to the Company's Consolidated Financial Statements.

(2) Exclusive of current portion. For additional information regarding long-term obligations, see Note E to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Factors Generally affecting sales of RV and Boating Products

         The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles ("RVs"), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments, and new and used RV and boat dealers ("After-Market Customers"). The Company's sales are affected primarily by (i) usage of recreational vehicles and boats which affects the consumers' needs for and purchase of replacement parts, repair services and supplies, and (ii) sales of new recreational vehicles and boats, because consumers often "accessorize" their recreational vehicles and boats at the time of purchase.

         The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, and increases in gasoline prices and unusually adverse winter weather conditions which adversely affect the use of RVs and boats. The occurrence of adverse economic conditions, increases in interest rates or gasoline prices, or the onset of unusually severe winter weather conditions affecting large regions of North America, could result in declines in the Company's sales that would adversely affect the Company's future operating results.

Factors Affecting Recent Operating Results

         Changes in Supply Relationships in the RV After-Market. During the five-year period ended December 31, 1995, the Company purchased substantially all of its requirements for RV air conditioners, awnings and refrigerators from Dometic Corporation ("Dometic"), a division of White Consolidated Industries. Sales of such products accounted for 22% and 24%, respectively, of the Company's sales in 1994 and 1995. During the first quarter of 1996, Dometic terminated its supply agreement with the Company (as well as its supply agreements with other independent distributors ("After-Market Distributors")) as a result of its decision to integrate its operations vertically by marketing its products directly to After-Market Customers in direct competition with the Company and other After-Market distributors of RV products. In response to that action by Dometic, the Company entered into a supply contract with RVP, which manufacturers air conditions under the Coleman brand name and awnings under the Faulkner brand name. Under that contract, RVP agreed to supply all of the Company's requirements for RV air conditioners and awnings for a minimum term of five years, commencing in 1996.

         As a result of both the magnitude and timing of these changes in supply relationships and the introduction, at the same time, of a number of new proprietary products, RVP and certain of the Company's proprietary product manufacturers encountered difficulties in meeting the Company's requirements for their products for the spring and summer months of 1996, when demand from After-Market customers is at its highest (see "Seasonality and Inflation"). In addition, the Company encountered increased competition within the RV products After-Market due to Dometic's entry as a competitor in that market and increased price competition from other distributors seeking to regain market share lost to the Company's proprietary products and to Dometic. Since the supply problems encountered by the Company primarily affected its supply of, and therefore its ability to meet customer demand for, higher margin products, the supply problems and the increased competition adversely affected the Company's sales and margins, particularly in the last three quarters of 1996, as the Company lost sales of such products to its competitors.

         Although the supply problems encountered in 1996 were largely remedied by the end of 1996, those problems adversely affected the Company's operating results in 1997, as the Company was unable to recapture market share for the higher margin products that were affected by those problems. In addition, the increased price competition which began in 1996 continued into 1997. As a result, sales and operating margins declined, causing the Company to sustain a

$1,467,000 loss from operations in 1997. Although the Company expects some improvement in operating results in 1998, the conditions that caused the losses in 1996 and 1997 are expected to have a residual adverse effect on operating results, and the Company could sustain losses again, in 1998. There also is no assurance that additional changes within the After-Market, that would increase competition or create further supply or other problems for the Company, will not occur in the future.

         Sales of Burden and HWH Investments. In September 1997 the Company sold its minority ownership interest in H. Burden Limited ("Burden"), which distributes RV and boating accessories, parts and supplies in Western Europe for a cash purchase price of $4,198,000, plus a right to receive additional payments of up to $330,000 if certain contingencies are satisfied. In early 1998, the Company completed the sale of its minority ownership interest in HWH Corporation, a privately owned manufacturer of after-market products for recreational vehicles ("HWH"), for a cash price of $5,387,000. (See "Business - Developments in 1997" in Part I of this Report, for a discussion of the principal reasons that led the Company to sell those investments.) Although the amounts received from each of these sales exceeded the Company's cost of acquiring those investments, for financial reporting purposes the Company reported (non-cash) losses on those sales of $525,000 and $1,669,000, respectively, because the carrying values of those investments had been increased over the years by the Company's proportionate share of the earnings of Burden and HWH. Those earnings were included in the Company's operating results under the equity method of accounting.

         Those losses, coupled with the Company's loss from operations, were the principal causes of the net loss sustained by the Company in 1997.

RESULTS OF OPERATIONS

         Net Sales. Net sales in 1997 decreased by approximately $3,334,000 or 2.4% as compared to 1996, due primarily to (i) the continuing adverse effects of the changes in supply relationships that occurred in 1996; (ii) continuing of increased price competition that began in 1996; and (iii) adverse weather conditions which affected the Northern United States and Canada in the first half of 1997.

         Net sales in 1996 decreased by approximately $30,273,000 or 17.9% as compared to 1995. This sales decrease was due to a number of factors, including
(i) changes in supply relationships that occurred in 1996; (ii) increased price competition due to Dometic's entry into the marketplace as a vertically integrated supplier to After-Market customers and price reductions by other distributors on various third-party name brand products; and (iii) slowness in sales of new recreational vehicles, during the year, which adversely affected sales of accessories distributed by the Company.

         Gross Margin. The Company's gross margin decreased to 13.7% of net sales in 1997 as compared to 15.0% in 1996 and 18.1% in 1995. These declines were due primarily to (i) changes in product mix to a greater proportion of lower margin products that were attributable primarily to the changes in supply relationships and product supply problems that occurred in 1996 and increased price competition which, as discussed above, also adversely affected the Company's sales revenue in 1997; and (iii) the impact of fixed costs on a lower sales base, the combined effect of which more than offset the more favorable margins which the Company realizes on sales of its proprietary products.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses were 14.8% of net sales in 1997, 15.5% in 1996, and 13.1% in 1995. In absolute dollars, these expenses declined by approximately $1,378,000 in 1997 and $735,000 in 1996, as compared to their respective prior years. These decreases were primarily a result of increased efficiencies associated with the Company's national call and service center, a reduction of the Company's telephone expenses and the expiration of certain non-competition agreements that were obtained by the Company in connection with its acquisition of other businesses in previous years.

         Operating Income (Loss). Due to the combined effects of the decreases in sales and gross margin during 1996 and 1997, the Company's sustained a loss from operations of $1,467,000 in 1997 as compared to a loss from operations of $600,000 in 1996. In 1995 the Company generated income from operations of $8,493,000.

         Equity in Net Earnings of Affiliated Companies. As described above, the Company's minority ownership interests in Burden and HWH (as well as in two other companies which are not material to the Company's operations) have been accounted for under the equity method of accounting. Due to the sales of its investments in Burden and HWH, the Company expects that, in the future, its equity in the earnings (loss) of affiliates will not be material to its operating results.

         Interest Expense. Interest expense is ordinarily the most significant component of Other income (expense). During 1997, interest expense decreased by $264,000 or 7.3%, as compared to 1996. This decrease was the result of reductions in average long-term borrowings outstanding during year as compared to 1996 due to the Company's inventory reduction program and the sale of its investment in Burden, the proceeds of which were used initially to reduce borrowings and provide additional credit availability for operations.

         During 1996, interest expense decreased by $649,000 or 15.3%, as compared to 1995 as a result of: (i) a decrease in the rate of interest charged under the Company's revolving bank credit facility, and (ii) reductions in average long-term borrowings outstanding during the second half of 1996 as compared to the same period in 1995.

         The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

         Loss from Sales of Investments in Affiliates. Although the Company received net cash proceeds from the sales of its investments in Burden and HWH of approximately $4,198,000 and $5,387,000 respectively, for financial reporting purposes, the Company recorded losses on those sales of approximately $525,000 and $1,669,000, respectively. Those losses represent, in each case, the excess of the respective amounts at which each of those investments was carried on the books of the Company for financial reporting purposes over the respective prices at which those investments were sold. Under applicable accounting principles, the Company's investments in Burden and HWH were carried at amounts equal to the sum of (i) the respective amounts paid by the Company for such investments, plus
(ii) the proportionate share of the cumulative earnings of Burden and HWH, respectively, that were allocated to the Company during the respective periods that the Company held such investments.

         By contrast, in 1996, other income included $2,122,000 of non-recurring net proceeds from a favorable settlement of a lawsuit recorded in the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Company finances the working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company is entitled to borrow up to the lesser of (i) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base") or (ii) $50,000,000 (which will decrease to $35,000,000 effective on and after May 22, 1998 and will be subject to seasonal reductions to $30,000,000 during the months from October 1 to January 1 each year). Borrowings under the credit facility bear interest at a per annum rate of interest equal to the bank's prime rate, plus 0.50%, or, at the Company's option, but subject to certain limitations, at the bank's available LIBOR rate, plus 2.0% per annum, until March 30, 1998, when they will increase to prime plus 0.75% and LIBOR plus 2.5%, respectively. The reduction, to $35,000,000, of the maximum borrowings permitted under the credit facility and the increase in applicable interest rates were agreed on by the Company and the lender in March 1998, as part of an amendment agreement that also relaxes certain loan covenants applicable to the Company retroactive to December 31, 1997 and extends the maturity of the credit line to the year 2001.

         At March 6, 1998, outstanding borrowings under this credit facility were $26,325,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company and the agreement governing the credit facility (the "Credit Agreement") contains certain restrictive covenants. The Company was in compliance with those covenants, as retroactively amended, at December 31, 1997, the most recent date as of which compliance with such covenants was required to be determined under the Credit Agreement.

         In 1997 and 1996, reductions in inventories enabled the Company to generate cash from operating activities of $1,544,000 in 1997 and $4,182,000 in 1996. Excluding non-cash charges, operating cash flow declined in 1995 primarily as a result of increases in inventory levels due to the addition of newly introduced proprietary products and the opening of three new warehouse and distribution centers. The Company anticipates that it will be able to reduce inventories further in 1998 and, as a result, expects to generate cash flow from operations in 1998.

         Net cash provided by investing activities was $3,615,000 in 1997, as compared to net cash used in investing activities of $1,082,000 in 1996 and $3,597,000 in 1995. During 1997, the Company received proceeds of $4,198,000 from the sale of its investment in Burden. The Company used cash of $687,000 in 1996 and $668,000 in 1995 to acquire additional shares of Burden. Capital expenditures were $456,000 in 1997, $445,000 in 1996, and $1,862,000) in 1995.
Capital expenditures during these years related principally to the acquisition of warehouse equipment, the establishment and equipping of the national customer service center, and additional investments in data processing equipment.

         The Company leases the majority of its facilities and certain of its equipment under noncancelable operating leases. In 1997, rent expense under all operating leases was approximately $2.8 million. The Company's future lease commitments are discussed in Note F to the Company's Consolidated Financial Statements contained elsewhere in this Report.

         Borrowings under the Company's revolving line of credit decreased by $2,835,000 in 1997 and $1,068,000 in 1996 as compared to the previous year. The Company made a principal payment of $2,333,000 on its outstanding senior subordinated notes in 1997 and 1996, principally with borrowings under its long term revolving bank credit facility. The Company is required to make two additional principal payments, on the those subordinated notes, each in the principal amount of $2,334,000, in June 1998 and 1999, respectively.

         The Company believes that available credit under its revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements and other fixed charges over the next 12 months, as well as to make the June 1998 principal payment on the subordinated notes.

SEASONALITY AND INFLATION

         Seasonality. Sales of recreational vehicle and boating parts, accessories and supplies are seasonal. The Company has significantly higher sales during the six-month period from April through September than it does during the remainder of the year. Because a substantial portion of the Company's expenses are fixed, operating income declines and the Company sometimes incurs losses in the winter months when sales are lower, particularly in years in which there occurs unusually severe winter weather conditions in large regions of North America.

         Set forth below is a summary of quarterly financial data for the two years ended December 31, 1997, which indicates the effects on operating results of the seasonality of the Company's business.

                                               QUARTER ENDED
                            -----------------------------------------------
                               MARCH       JUNE       SEPTEMBER   DECEMBER
                               1997        1997          1997       1997
                            ----------   ---------    ---------   ---------
     (UNAUDITED)                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues..................  $   35,205   $  41,600    $  37,847   $  21,300
Gross profit..............       5,533       5,983        5,133       2,031
Net earnings (loss).......         (92)        (51)      (1,450)     (3,673)
Net earnings (loss) per
share.....................  $     (.02)  $    (.01)   $    (.28)  $    (.70)


                                                QUARTER ENDED
                            --------------------------------------------------
                               MARCH        JUNE       SEPTEMBER     DECEMBER
                               1996         1996         1996          1996
                            ----------   ----------   ----------    ----------
        (UNAUDITED)                 (IN THOUSANDS EXCEPT PER SHARE DATA)
Revenues..................  $   37,380   $   42,159   $   37,552    $   22,195
Gross profit..............       7,501        6,145        4,769         2,510
Net earnings (loss).......         763        1,155         (464)       (1,577)
Net earnings (loss) per
share.....................  $      .15   $      .22   $     (.09)   $     (.30)

         Inflation. Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases adversely affect the purchase and usage of recreational vehicles and boats, which can adversely affect sales of the Company's products.

YEAR 2000.

         The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. However, if the Company, or its customers or vendors, are unable to resolve such processing issues in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

FORWARD LOOKING INFORMATION.

         This Report contains forward-looking information which reflects Management's current view of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including but not limited, to, the effects on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe winter weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells. See "Business -- Certain Factors that could Affect Future Performance in Part I of this Report. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                     THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE YEARS ENDED DECEMBER 31, 1997

                                                                                                                          PAGE
                                                                                                                          ----
         Consolidated Financial Statements:

                  Report of Independent Certified Public Accountants...............................................        18

                  Consolidated Balance Sheets, December 31, 1997 and 1996..........................................        19

                  Consolidated Statements of Operations for the Years Ended
                    December 31, 1997, 1996 and 1995...............................................................        20

                  Consolidated Statements of Cash Flows
                    for the Years Ended December 31, 1997, 1996 and 1995...........................................        21

                  Consolidated Statement of Shareholders' Equity for the
                    Years Ended December 31, 1997, 1996 and 1995...................................................        23

                  Notes to Consolidated Financial Statements.......................................................        24

         Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts
                    for the Years Ended December 31, 1997, 1996 and 1995...........................................        34

                  (Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
The Coast Distribution System

We have audited the accompanying consolidated balance sheets of The Coast Distribution System and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

We have also audited Schedule II of The Coast Distribution System and Subsidiaries for each of the three years in the period ended December 31, 1997. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth herein.

/s/ Grant Thornton LLP

San Jose, California
February 27, 1998

                           CONSOLIDATED BALANCE SHEETS

As of December 31,                                                   1997            1996
------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
ASSETS
   CURRENT ASSETS
       Cash                                                        $   308         $   214
       Accounts receivable (less allowance for
         doubtful receivables of $1,080 in
         1997 and $1,086 in 1996)                                   11,268          13,285
       Inventories                                                  37,581          43,193
       Prepaid expenses                                                676             426
       Deferred income taxes                                         1,980           2,038
       Investment in affiliate                                       3,888             --
       Income tax refunds receivable                                 1,703             883
                                                                   -------         -------
         Total current assets                                       57,404          60,039
   PROPERTY, PLANT & EQUIPMENT                                       4,709           5,355
   OTHER ASSETS                                                        409          12,458
       Investments in affiliates                                     8,466           9,048
       Costs in excess of net assets of acquired                       --               35
        businesses                                                   1,675           1,507
                                                                   -------         -------
       Non-competition agreements                                   10,550          23,048
                                                                   -------         -------
       Other                                                       $72,663         $88,442
                                                                   =======         =======


LIABILITIES
   CURRENT LIABILITIES
       Accounts payable                                            $ 3,421         $ 7,322
       Accrued liabilities                                           2,226           1,911
       Notes payable                                                   --            1,500
       Current maturities of long-term obligations                   2,758           3,667
                                                                   -------         -------
         Total current liabilities                                   8,405          14,400
   LONG-TERM OBLIGATIONS                                            29,726          33,771
   DEFERRED INCOME TAXES                                               182             348
   COMMITMENTS                                                         --              --
   REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                            354             473
   SHAREHOLDERS' EQUITY
         Common stock, no par value; authorized
          10,000,000 shares; issued and
          outstanding, 5,246,879 shares in
          1997 and 5,210,723 shares in 1996                         19,559          19,440
         Cumulative translation adjustment                            (305)            (11)
         Retained earnings                                          14,742          20,021
                                                                   -------         -------
                                                                    33,996          39,450
                                                                   -------         -------
                                                                   $72,663         $88,442
                                                                   =======         =======



        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS


Year Ended December 31,                                              1997           1996           1995
-------------------------------------------------------------------------------------------------------------
                                                          (dollars in thousands, except for per share amounts)
Net sales                                                        $ 135,952      $ 139,286      $ 169,559
Cost of products sold (including distribution costs)               117,272        118,361        138,806
                                                                 ---------      ---------      ---------
Gross margin                                                        18,680         20,925         30,753
Selling, general and administrative expenses                        20,147         21,525         22,260
                                                                 ---------      ---------      ---------
Operating margin                                                    (1,467)          (600)         8,493
Equity in net earnings of affiliated companies                         673          1,529          1,204
Other income (expense)
  Interest expense                                                  (3,336)        (3,600)        (4,249)
  Loss from sale of investments in affiliates                       (2,193)           --             --
  Other                                                               (246)         2,354            (22)
                                                                 ---------      ---------      ---------
Earnings (loss) before income taxes                                 (6,569)          (317)         5,426
  Income tax provision (benefit)                                    (1,303)          (194)         2,082
                                                                 ---------      ---------      ---------
Net earnings (loss)                                              $  (5,266)     $    (123)     $   3,344
                                                                 =========      =========      =========
Earnings (loss) per share:
  Basic                                                          $   (1.01)     $    (.03)     $     .65
                                                                 =========      =========      =========
  Diluted                                                        $   (1.01)     $    (.03)     $     .64
                                                                 =========      =========      =========




        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year Ended December 31,                                        1997        1996        1995
----------------------------------------------------------------------------------------------
                                                                   (dollars in thousands)
Cash flows from operating activities:
  Net earnings (loss)                                        $(5,266)    $  (123)    $ 3,344
  Adjustment to reconcile net earnings (loss) to
    net cash provided (used) by operating activities:
      Depreciation                                             1,015       1,166       1,180
      Amortization                                               608       1,084       1,501
      Gain from sale of equipment                                 (9)        (62)         (4)
      Equity in net earnings of affiliated companies,
        net of dividends                                        (148)       (950)       (645)
      Loss from sale of investments in affiliates              2,193        --          --
      Deferred income taxes                                      227        (110)         18
      Change in assets and liabilities net of
        effects from business acquisitions:
         Accounts receivable                                   2,299      (1,202)      1,194
         Inventory                                             5,612       5,032      (5,647)
         Prepaids and tax refunds receivable                    (924)       (505)         80
         Accounts payable                                     (3,901)        (54)        422
         Accrued liabilities                                    (162)        (94)     (1,259)
                                                             -------     -------     -------
                                                               2,924       3,177      (5,210)
                                                             -------     -------     -------

      Net cash provided by operating
        activities                                             1,544       4,182         184

Cash flows from investing activities:
  Proceeds from sale of equipment                                 45         124          17
  Decrease (increase) in other assets                           (172)         66        (797)
  Acquisitions of businesses, net of cash acquired              --          (827)       (955)
  Proceeds from sale of investment                             4,198        --          --
  Capital expenditures                                          (456)       (445)     (1,862)
                                                             -------     -------     -------
      Net cash provided (used) in
        investing activities                                   3,615      (1,082)     (3,597)

Cash flows from financing activities:
  Net borrowings (repayments) under notes
    payable and line-of-credit agreements                     (2,835)     (1,068)      6,477
  Proceeds from issuance of long-term debt                       259         161         361
  Repayment of long-term debt                                 (2,372)     (2,613)     (3,448)
  Issuance of common stock under employee
    stock purchase and stock option plans                        119         285         716
  Repurchase of common stock                                    --          --          (589)
  Income tax benefit of exercise of stock options               --          --            88
  Redemption of redeemable preferred stock
    of subsidiary                                               (103)       (106)        (71)
  Dividends on preferred stock of subsidiary                     (13)        (18)        (33)
                                                             -------     -------     -------
    Net cash provided (used) by financing activities          (4,945)     (3,359)      3,501


        The accompanying notes are an integral part of these statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                  1997        1996        1995
-----------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Effect of exchange rate changes on cash               $  (120)    $   (28)    $  --
                                                      -------     -------     -------
NET INCREASE (DECREASE) IN CASH                            94        (287)         88


Cash beginning of year                                    214         501         413
                                                      -------     -------     -------
Cash end of year                                      $   308     $   214     $   501
                                                      =======     =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                          $ 3,312     $ 3,733     $ 4,329
    Income taxes                                         (608)        673       2,072


        The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                                      Cumulative
                                                        Common          Retained      Translation
Three Years Ended December 31, 1997                      Stock          Earnings      Adjustment         Total
------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)
Balance at January 1, 1995                             $ 18,940         $ 16,851         $ (69)        $ 35,722
Net earnings for the year                                    --            3,344            --            3,344
Foreign currency translation adjustments                     --               --           144              144
Issuance of common stock under employee
  stock purchase plan                                       171               --            --              171
Exercise of stock options                                   545               --            --              545
Repurchase of common stock                                 (589)              --            --             (589)
Income tax benefit of exercise of non-qualified
  stock options                                              88               --            --               88
Dividends on preferred stock of subsidiary                   --              (33)           --              (33)
                                                       --------         --------         -----         --------
Balance at December 31, 1995                             19,155           20,162            75           39,392
Net loss for the year                                        --             (123)           --             (123)
Foreign currency translation adjustments                     --               --           (86)             (86)
Issuance of common stock under employee
  stock purchase plan                                       198               --            --              198
Exercise of stock options                                    87               --            --               87
Dividends on preferred stock of subsidiary                   --              (18)           --              (18)
                                                       --------         --------         -----         --------
Balance at December 31, 1996                             19,440           20,021           (11)          39,450
Net loss for the year                                        --           (5,266)           --           (5,266)
Foreign currency translation adjustments                     --               --          (294)            (294)
Issuance of common stock under employee
  stock purchase plan                                       119               --            --              119
Dividends on preferred stock of subsidiary                   --              (13)           --              (13)
                                                       --------         --------         -----         --------
Balance at December 31, 1997                           $ 19,559         $ 14,742         $(305)        $ 33,996
                                                       ========         ========         =====         ========







         The accompanying notes are an integral part of this statement.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES


         A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

1. Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiary, The Coast Distribution System (Canada) Inc. ("Coast Canada"). Investments in unconsolidated affiliates (Note D) are accounted for by the equity method. Operations of affiliates outside the United States and Canada are generally included for periods within three months of the Company's year-end to ensure preparation of consolidated financial statements on a timely basis. All material intercompany transactions have been eliminated.

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

5. Industry Segment. The Company operates in one industry segment which is the distribution of recreational replacement parts, supplies and accessories. The Company distributes its product from 18 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company's revenues in 1997, 1996, or 1995.

6. Intangible Assets. The costs in excess of net assets of acquired businesses are being amortized on a straight-line basis using periods ranging from four to thirty years. Non-competition agreements are being amortized on a straight-line basis over seven years. At December 31, 1997 and 1996, the accumulated amortization applicable to intangible assets was approximately $4,898,000 and $5,369,000 respectively. On an ongoing basis, management reviews the valuation and amortization of intangibles. As part of this review, the Company evaluates the recoverability of the intangibles based upon the operating income generated by the related acquired businesses to determine if impairment has occurred.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented.


8. Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the impact of foreign currency fluctuations on a portion of the inventory purchases of its subsidiary. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 1997, there were no forward exchange contracts outstanding.

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

11. Recently Issued Accounting Standards. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Coast is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on Coast's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Coast is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on Coast's consolidated results of operations, financial position or cash flows.

NOTE B: ACQUISITIONS

         H. BURDEN LIMITED - In 1993, the Company began acquiring shares of H. Burden Limited ("Burden"). In 1996 the Company increased its ownership to 35% of the outstanding shares. The cumulative purchase price paid for the shares was $4,025,000. The investment in Burden was accounted for by the equity method and, accordingly, the equity in net earnings of Burden was included in the Company's consolidated statements of operations from the date of acquisition through September 30, 1996. In September 1997, the Company sold its investment for $4,528,000. The carrying value of the investment was $5,003,000, and the sale resulted in a loss which is shown net of related selling expenses.

         Pro forma results of operations assuming the Burden acquisition had occurred as of the beginning of each respective year presented have not been presented as such results do not differ materially from the reported results of operations.

NOTE C: PROPERTY, PLANT & EQUIPMENT

         Property and equipment consists of the following at December 31:

                                    1997             1996
-------------------------------------------------------------
                                    (dollars in thousands)
Buildings                        $ 2,791          $ 2,791
Warehouse equipment                3,434            3,305
Office equipment                   4,427            4,686
Leasehold improvements               744              922
Automobiles                           55               73
                                 -------          -------
                                  11,451           11,777
Less accumulated depreciation
 and amortization                  7,379            7,059
                                 -------          -------
                                   4,072            4,718
Land                                 637              637
                                 -------          -------
                                 $ 4,709          $ 5,355
                                 =======          =======


NOTE D: INVESTMENTS IN AFFILIATED
COMPANIES

         The Company's 34% investment in HWH Corporation is accounted for using the equity method of accounting. In February 1998, HWH repurchased all of the shares Coast owned for $5,388,000. The carrying value of the investment was $7,057,000 and, as of December 31,1997, the investment was written down to its net realizable value, resulting in a loss. Summarized financial information of HWH at December 31, 1996 and for each of the two years in the period ended December 31, 1996, is presented as follows:

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Balance Sheet
As of December 31, 1996
--------------------------------------------------------
                               (dollars in thousands)
Cash and cash equivalents                    $ 1,626
Investments                                    1,719
Receivables                                    4,029
Inventory                                      9,052
Other current assets                             659
Investments and long-term receivables          2,187
Property and equipment                         1,251
Other assets                                     100
                                             -------
                                             $20,623
                                             =======

Current liabilities                          $ 2,789
Long-term debt                                   120
Shareholders' equity                          17,714
                                             -------
                                             $20,623
                                             =======

Condensed Statements of Earnings
Year Ended December 31,             1996           1995
-----------------------------------------------------------
                                  (dollars in thousands)
Net sales                         $32,279        $30,946
Cost of goods sold                 21,544         20,829
                                  -------        -------
Gross margin                       10,735         10,117
Selling, general and
  administrative expenses           6,837          6,069
Other income                          375            534
                                  -------        -------
Earnings before income
  taxes                             4,273          4,582
Provision for income taxes          1,535          1,584
                                  -------        -------
  Net earnings                    $ 2,738        $ 2,998
                                  =======        =======

         Summarized financial information of Burden at September 30, 1996 and for the years ended September 30, 1996 and 1995 is presented as follows:

Condensed Balance Sheet
As of September 30,                               1996
----------------------------------------------------------
                                 (dollars in thousands)
Cash                                            $   168
Receivables                                       8,540
Inventory                                        14,023
Other current assets                                498
Property and equipment                           11,297
Other assets                                        --
                                                -------
                                                $34,526
                                                =======
Current maturities                              $ 5,635
Other current liabilities                         8,408
Long-term debt                                    8,403
Shareholders' equity                             12,080
                                                -------
                                                $34,526
                                                =======

Condensed Statements of Earnings
Year Ended September 30,              1996           1995
-------------------------------------------------------------
                                    (dollars in thousands)
Net sales                           $64,526        $59,617
Cost of goods sold                   52,316         47,771
                                    -------        -------
Gross margin                         12,210         11,846
Selling, general and
  administrative expenses             8,818          9,276
Other (income) expense                  803            947
                                    -------        -------
Earnings before income taxes          2,589          1,623
Provision for income taxes            1,030            642
                                    -------        -------
  Net earnings                      $ 1,559        $   981
                                    =======        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company has investments in two joint ventures, Coast to Coast RV Services doing business in Australia and Accessorios Para Campers y Autobuses, S.A De C.V. doing business in Mexico. The Company also has an investment in Eur-Asia Recreational Vehicle Accessories Taiwan Company, a Taiwan corporation. These investments are being accounted for using the equity method of accounting.

         The Company's investments in unconsolidated affiliates are summarized as follows:

                                       HWH           Burden         Other
-----------------------------------------------------------------------------
                                             (dollars in thousands)
Balance at 1/1/96                   $ 6,378         $ 4,004         $ 509
  Investments                            --             687            --
  Equity in earnings (loss),
   net of goodwill
   amortization                         852             512           165
  Dividends received                   (525)            (48)           --
  Translation adjustments                --             (84)            8
Balance at 12/31/96                   6,705           5,071           682
  Investments                            --              --            --
  Equity in earnings (loss),
    net of goodwill
    amortization                        877              --          (203)
  Dividends received                   (525)             --            --
  Translation adjustments                --             (67)          (70)
  Sale/writedown
    of investment                    (1,669)         (5,004)           --
Balance at 12/31/97                 $ 5,388         $    --         $ 409

NOTE E: LONG-TERM OBLIGATIONS


Long-term obligations consist of the following at
December 31:                               1997           1996
                                          (dollars in thousands)
-------------------------------------------------------------------
Secured note payable to bank             $25,121        $27,956
11.2% senior subordinated
 secured notes - due June 1, 1999          4,668          7,001

8.75% note collateralized
 by a deed of trust on land
 and building, due in
 monthly installments of
 $13, final payment due in
 November 2012                             1,346             --

11.25% note collateralized
 by a deed of trust on land
 and building, due in
 monthly installments of
 $7, remaining principal
 due in November 1997                         --            602

11.625% note collateralized
 by a deed of trust on land
 and building, due in
 monthly installments of
 $5, remaining principal
 due in November 1997                         --            433

10% note collateralized
 by a deed of trust on land
 and building, due in
 monthly installments of
 $11, final payment
 due in September 2004                       663            728
Other note payable                           126            183
Capital lease obligations                    560            535
                                         -------        -------
                                          32,484         37,438
Current portion                            2,758          3,667
                                         -------        -------
                                         $29,726        $33,771
                                         =======        =======



         Subsequent to 1998, annual maturities of long-term obligations (in thousands) are $2,698 in 1999, $25,405 in 2000, $162 in 2001, $173 in 2002, and
$1,288 due thereafter.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Note Payable to Bank

         The secured note payable to bank represents a revolving credit agreement, collateralized by substantially all assets of the Company. The Company may borrow up to the lesser of (i) $50,000,000 or (ii) an amount equal to 80% of the value of their eligible accounts receivable and 50% of the value of their eligible inventory. Interest is payable at LIBOR, (6% at December 31, 1997) plus 200 basis points.

         In March 1998 the Company amended its credit facility. Under the terms of this revision, the credit facility will decrease to $35,000,000 on May 22, 1998 with a seasonal reduction to $30,000,000 between October 1 and January 1 of each year. The amendment also modified certain of the Company's financial covenants and changed the interest rate the Company pays to LIBOR plus 250 basis points.

11.2% Senior Subordinated Secured Notes Due June 1, 1999

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

         The Company is in compliance with all the covenants, some of which were revised by the amended agreement.

NOTE F: COMMITMENTS

Operating Leases

         The Company leases its corporate offices, certain warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The office and warehouse leases expire over the next ten years and the equipment leases expire over the next five years. Minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1997 are as follows:

Year Ending
December 31,      Equipment     Facilities     Total
----------------------------------------------------------
                        (dollars in thousands)
      1998        $  123        $2,395        $2,518
      1999            57         1,523         1,580
      2000            15           604           619
      2001             8           577           585
      2002             1           354           355
      Thereafter    --             836           836
                  ------        ------        ------
                  $  204        $6,289        $6,493
                  ======        ======        ======

         Rent expense charged to operations amounted to (in thousands) $2,758 in 1997, $3,116 in 1996, and $3,144 in 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G: STOCK OPTION AND
STOCK PURCHASE PLANS

Stock Option Plans

         The Company has in effect a 1987 Nonqualified Stock Option Plan and a 1993 Stock Option and Incentive Plan ("the plans") which authorize the issuance of options to purchase 700,000 shares of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors. The plans are accounted for under the provisions of APB No. 25 and generally provide that option prices will not be less than fair market value per share on the date the option is granted, or 110% of fair market value in the case of an option granted to any employee who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below. Pro forma amounts may not be indicative of pro forma results in future periods because the pro forma amounts below do not include pro forma compensation cost for options granted prior to January 1, 1995.



                            1997       1996      1995
-----------------------------------------------------------
                              (dollars in thousands)
Net Earnings (loss)
 attributable to
 Common Shareholders
   As reported            $(5,279)   $  (141)    3,338
   Pro Forma               (5,351)      (211)    3,250
Per share - Basic
   As reported            $ (1.01)   $ (0.03)   $ 0.65
   Pro Forma                (1.02)     (0.04)     0.64
Per share - Diluted
   As reported            $ (1.01)   $ (0.03)   $ 0.64
   Pro Forma                (1.02)     (0.04)     0.63


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used: no expected dividends; expected volatility of 50% for 1997 and 45% for 1996 and 1995; risk-free interest rates of 6.2%, 6.1%, and 7.2%; an expected forfeiture rate of 46%; and expected lives of 4 years. A summary of the status of the Company's stock option plans is presented below:



-----------------------------------------------------------------------------------------------------------------------------------
                                                 1997                              1996                            1995
                                   ------------------------------------------------------------------------------------------------
                                                  Weighted Average                 Weighted Average                Weighted Average
                                    Shares         Exercise Price      Shares       Exercise Price     Shares       Exercise Price
                                   ------------------------------------------------------------------------------------------------
Outstanding at
  beginning of year                183,200         $        7.03       198,250         $   6.00       432,709         $   5.75
Granted                            163,500                  4.09        10,000             5.63        97,500             6.94
Exercised                             --                               (24,675)            3.50      (151,034)            3.57
Forfeited                          (11,000)                 5.08          (375)            3.62      (180,925)            6.93
                                   -------                             -------                       --------
Outstanding at end
  of year                          335,700                  5.67       183,200             7.03       198,250             6.00
Weighted average fair
  value of options granted
  during the year                                  $        1.87                       $   2.40                       $   3.05
-----------------------------------------------------------------------------------------------------------------------------------




The following information applies to options outstanding at December 31, 1997:

                                                      Weighted Average
                  Options     Weighted Average      Remaining Contractual     Options      Weighted Average
    Range       Outstanding    Exercise Price            Life (Years)       Exercisable      Exercise Price
---------------------------------------------------------------------------------------------------------------
$3.50 - $6.50     213,200          $4.61                      8               96,400             $5.20
$7.13 - $7.88     122,500           7.48                      5               79,000              7.58
                  -------          -----                                     -------             -----
                  335,700          $5.67                                     175,400             $6.27

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plans

     The Company had in effect a 1987 Employee Stock Purchase Plan and a 1997 Employee Stock Purchase Plan under which 850,000 shares of the Company's common stock were reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. During the years ended December 31, 1997 and 1996, 36,156 and 30,619 shares, respectively, of common stock were issued under the 1987 Employee Stock Purchase Plan. The 1987 plan expired on October 13, 1997. At December 31, 1997 400,000 shares under the 1997 plan remain available for issuance in future offering periods.

NOTE H: EMPLOYEE BENEFIT PLAN

     The Company has a 401(K) profit sharing plan in which all full-time employees are eligible to participate on the first quarter following completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $54,364 in 1997, $39,803 in 1996, and $41,299 in 1995.

NOTE I: FOREIGN OPERATIONS

     A summary of the Company's operations by geographic area is presented below:

                                                                            1997                        1996
--------------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)
Net Sales
   United States                                                         $ 115,283                   $ 120,957
   Canada                                                                   21,389                      19,295
   Eliminations                                                               (720)                       (966)

Operating Margin
   United States                                                            (1,989)                     (1,013)
   Canada                                                                      571                         478
   Eliminations                                                                (49)                        (65)

Identifiable Assets
   United States                                                            67,706                      82,711
   Canada                                                                    8,534                       8,873
   Eliminations                                                             (3,577)                     (3,142)

     Transfers between geographic areas have not been presented as they are not significant.

NOTE J: INCOME TAXES

     Pretax income (loss) for the years ended December 31 was taxed under the following jurisdictions:

                                                  1997                         1996                        1995
----------------------------------------------------------------------------------------------------------------
                                                                    (dollars in thousands)
Domestic                                        $(6,842)                     $  (378)                      $4,486
Foreign                                             273                           61                          940
                                                --------                     --------                      ------
                                                $(6,569)                     $  (317)                      $5,426
                                                ========                     ========                      ======

     The provision (benefit) for income taxes is summarized as follows for the year ended December 31:

                                                  1997                         1996                        1995
-----------------------------------------------------------------------------------------------------------------
Current:                                                            (dollars in thousands)
         Federal                                $(1,619)                 $  (137)                         $ 1,386
         State                                      (19)                      12                              273
         Foreign                                    108                       41                              405
                                                -------                  -------                          -------
                                                 (1,530)                     (84)                           2,064
                                                -------                  -------                          -------

Deferred:
         Federal                                    412                     (129)                             (44)
         State                                     (152)                      14                               62
         Foreign                                    (33)                       5                               --
                                                -------                  -------                          -------
                                                    227                     (110)                              18
                                                -------                  -------                          -------

Income tax
         provision                              $(1,303)                 $  (194)                         $ 2,082
                                                =======                  =======                          =======

     The total operating loss carryforwards available for state income tax purposes at December 31, 1997 aggregate $4,120,000. The earliest carryforwards begin to expire in 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred tax assets (liabilities) are comprised of the following at December 31:

                                            1997           1996           1995
------------------------------------------------------------------------------
                                                  (dollars in thousands)
Deferred tax assets
 Inventory
  capitalization                         $   936        $ 1,034        $   918
 Bad debt provision                          382            382            345
 Inventory reserve                           427            507            403
 Property, plant and
  equipment                                 --                1             41
 Loss carryforwards                          261            145            181
 Other                                        34             45             11
                                         -------        -------        -------
 Gross deferred
  tax assets                               2,040          2,114          1,899
 Less valuation
  allowance                                  (60)           (72)           (76)
                                         -------        -------        -------
                                         $ 1,980        $ 2,042        $ 1,823
                                         -------        -------        -------

Deferred tax liabilities
 Investment in
   affiliates                            $  (474)       $  (257)       $  (233)
 Property, plant and
   equipment                                (182)           (91)           (82)
                                         -------        -------        -------
 Gross deferred
   tax liabilities                          (656)          (348)          (315)
                                         -------        -------        -------
 Net deferred
   tax assets                            $ 1,324        $ 1,694        $ 1,508
                                         =======        =======        =======

     A reconciliation between actual tax expense(benefit) for the year and expected tax expense(benefit) is as follows:

                                                       1997         1996           1995
----------------------------------------------------------------------------------------
                                                            (dollars in thousands)
Earnings (loss) before
    income taxes                                    $(6,569)       $(317)       $ 5,426
                                                    -------        -----        -------
Expected income tax
    expense at 34%                                   (2,233)        (108)         1,845
Higher rates on earnings
  of foreign operations                                 (34)           8             69
Goodwill amortization                                   231          229            267
Dividend exclusion on
  earnings of affiliate                                (143)        (242)          (269)
Temporary differences related to sold
  affiliates not previously recognized                  913         --             --
State taxes
  (net of federal benefit)                             (129)          44            225
Decrease in valuation
   allowance                                            (12)          (4)            (6)
Exclusion of earnings of
  foreign affiliates                                     65         (133)           (71)
 Other                                                   39           12             22
                                                    -------        -----        -------
Income tax provision                                $(1,303)       $(194)       $ 2,082
                                                    =======        =====        =======

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K: EARNINGS PER SHARE

                                       For the Year Ended December 31, 1997
------------------------------------------------------------------------------------------------------
                                            Income                  Shares                  Per-Share
                                          (Numerator)            (Denominator)                Amount
------------------------------------------------------------------------------------------------------
                                               (dollars in thousands, except per share amounts)
Net loss                                   $(5,266)
  Preferred
    dividends                                  (13)
                                           -------
Net loss
  attributable to common
  shareholders                             $(5,279)
                                           =======
Basic and diluted earnings
  (loss) per share                         $(5,279)                5,239,152                  ($1.01)
                                           =======                 =========                  ======

                                  For the Year Ended December 31, 1996
------------------------------------------------------------------------------------------------------
                                            Income                  Shares                  Per-Share
                                          (Numerator)            (Denominator)                Amount
------------------------------------------------------------------------------------------------------
                                               (dollars in thousands, except per share amounts)
Net loss                                     $(123)
 Preferred
   dividends                                   (18)
                                             -----
Net loss
   attributable to
   common shareholders                       $(141)
                                             =====
Basic and diluted earnings
   (loss) per share                          $(141)                5,198,402                  ($0.03)
                                             =====                 =========                  ======

                                    For the Year Ended December 31, 1995
------------------------------------------------------------------------------------------------------
                                             Income                  Shares                 Per-Share
                                          (Numerator)            (Denominator)                Amount
------------------------------------------------------------------------------------------------------
                                                (dollars in thousands, except per share amounts)
Net earnings                                 $  3,344
   Preferred
     dividends                                    (33)
                                             --------
Net earnings
   available to common
   shareholders                              $  3,311
                                             ========
Basic Earnings
   per share                                 $  3,311             5,101,117                  $0.65
                                                                                             =====
Effect of Dilutive
   Securities
     Stock options                                                   51,745
     Convertible debt                              27                51,712
                                             --------
Diluted earnings
   per share                                 $  3,338             5,204,574                  $0.64
                                             ========             =========                  =====

     Options to purchase 335,700, 183,200 and 198,250 shares of common stock were outstanding during the years 1997, 1996 and 1995, respectively. Not all of these options were included in the computation of diluted EPS because either 1) the options' exercise price was greater than the average market price of the common shares, or 2) the inclusion of the options in 1997 or 1996 would have been antidilutive because the company experienced a net loss in those years.

NOTE L: ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

                                               1997                   1996
------------------------------------------------------------------------------
                                                 (dollars in thousands)

Payroll and related benefits                 $  641                 $  723
Rent                                            127                    267
Income and other taxes                          890                    461
Other                                           568                    460
                                             ------                 ------
                                             $2,226                 $1,911
                                             ======                 ======

NOTE M: NOTES PAYABLE

     At December 31, 1997 and 1996 the Company owed HWH $1,500,000. The notes payable are due on demand and interest is paid monthly at the Company's current rate payable on its secured note payable to bank (see note E). At December 31, 1997 the note has been reclassified and netted against the HWH investment.

NOTE N: FINANCIAL INSTRUMENTS

     The fair values of financial instruments, other than long-term debt, closely approximate their carrying value. Investments in affiliates, other than HWH, consists of securities for which a reasonable estimate of fair value could not be made as no quoted market prices for the securities exist and the costs of determining fair value would be excessive. The investment in HWH is carried at fair value, at December 31, 1997. As of December 31, 1997, the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities, exceeds the carrying value by approximately $126,000.

NOTE O: SIGNIFICANT CONCENTRATIONS

     The Company's ability to satisfy demand for its products may be limited by the availability of those products from the Company's suppliers. In 1995 the Company entered into a multi-year supply agreement with Recreational Vehicle Products, Inc. ("RVP"), which manufactures air conditioners under the Coleman(R) brand name and awnings under the Faulkner(R) brand name. RVP is the Company's principal supplier of these products, the sales of which accounted for approximately 17% and 15% of the Company's net sales in 1997 and 1996.

NOTE P: OTHER INCOME

     Other income in 1996 consists primarily of the proceeds to the Company from the favorable settlement of a lawsuit with a former leading supplier. The resultant gain is shown net of certain expenses incurred as a result of the Company's involvement in the lawsuit.

SCHEDULE II


                 THE COAST DISTRIBUTION SYSTEM AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1995, 1996 and 1997

                                                             BALANCE,                                BALANCE,
                                                           BEGINNING OF                               END OF
                                   DESCRIPTION               PERIOD      ADDITIONS   DEDUCTIONS(1)    PERIOD
                         --------------------------------  ------------  ---------   -------------  ----------
                         Allowance for doubtful accounts:

                         Year Ended December 31, 1995      $ 1,140,000   $ 161,000   $ 364,000      $  937,000
                         Year Ended December 31, 1996      $   937,000   $ 534,000   $ 385,000      $1,086,000
                         Year Ended December 31, 1997      $ 1,086,000   $ 307,000   $ 313,000      $1,080,000

-------------------
(1)      Write-off of doubtful accounts against the allowance and recoveries.


                                                          BALANCE,                                BALANCE,
                                                        BEGINNING OF                               END OF
                                   DESCRIPTION             PERIOD     ADDITIONS   DEDUCTIONS(1)    PERIOD
                          --------------------------    ------------  ---------   ------------   -----------
                          Allowance for obsolete or
                          slow-moving inventory:

                          Year Ended December 31, 1995  $   998,000  $  594,000   $   269,000    $ 1,323,000
                          Year Ended December 31, 1996  $ 1,323,000  $  427,000   $   380,000    $ 1,370,000
                          Year Ended December 31, 1997  $ 1,370,000  $  432,000   $   325,000    $ 1,477,000

-------------------
(1) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998 for the Company's 1998 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998 for the Company's 1998 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998 for the Company's 1998 annual meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement to be filed with the Commission on or before April 30, 1998 for the Company's 1998 annual shareholders' meeting.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Report:

                  (1) Financial Statements. The Consolidated Financial Statements of The Coast Distribution System and Financial Statement Schedules:
See Index to Financial Statements on Page 17.

                  (2) Exhibits. See Index to Exhibits, elsewhere in this Report, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

                  Compensation Plans and Arrangements. Set forth below is a list of Compensation Plans and Arrangements that have been filed as exhibits with the Commission, together with the respective exhibit numbers thereof:

                  1983 Employee Stock Option Plan, as amended
                  -- See Exhibit 10.17

                  Nonqualified Stock Option Plan - 1987 -- See Exhibit 10.22

                  1987 Employee Stock Purchase Plan, as amended
                  -- See Exhibit 10.32

                  1993 Stock Option and Incentive Plan, as amended -- See Exhibit 10.31


         (b) Current Reports on Form 8-K. On October 8, 1997, the Company filed a Current Report on Form 8-K dated September 27, 1997, under Item 5 ("Other Events"), reporting the sale of its investment in Burden on September 27, 1997. The Company did not file any other reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 27, 1998                 THE COAST DISTRIBUTION SYSTEM

                                       By:  /s/ Thomas R. McGuire
                                            ------------------------------------
                                            Thomas R. McGuire,
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

         Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire, Jeff Wannamaker and Sandra A. Knell, or any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

          SIGNATURE                      TITLE                       DATE


   /s/Thomas R. McGuire       Chairman of the Board of           March 27, 1998
 --------------------------   Directors, Chief Executive
       Thomas R. McGuire      Officer and Director


    /s/Sandra A. Knell        Executive Vice President           March 27, 1998
 --------------------------   (Principal Financial and
       Sandra A. Knell        Principal Accounting
                              Officer)


    /s/John E. Turco          Director                           March 27, 1998
 --------------------------
       John E. Turco

    /s/                       Director                           March __, 1998
 --------------------------
       Louis B. Sullivan

    /s/Robert S. Throop       Director                           March 27, 1998
 --------------------------
       Robert S. Throop


    /s/Ben A. Frydman         Director                           March 27, 1998
 --------------------------
       Ben A. Frydman


    /s/Brian P. Friedman      Director                           March 27, 1998
 --------------------------
       Brian P. Friedman

                                INDEX TO EXHIBITS

                                                                                                              SEQUENTIALLY
  EXHIBIT                                                                                                       NUMBERED
  NUMBER                                                                                                          PAGE
------------                                                                                                ----------------
     3.1*     Articles of Incorporation of the Company, as currently in effect.                                    --

     3.2*     Bylaws of the Company, as currently in effect.                                                       --

   10.1**     Bank of America NT&SA Loan Agreement (Receivables and Inventory).                                    --

   10.2**     Bank of America NT&SA Master Note.                                                                   --

   10.3**     Bank of America NT&SA Security Agreement (Receivables and Inventory).                                --

   10.4**     Bank of America NT&SA Security Agreement (Equipment and Farm Products).                              --

   10.5**     Continuing Guarantee of Indebtedness of Coast R.V., Inc. by Coast Fabrication, Inc.                  --

   10.6**     Continuing Guarantee of Indebtedness of Coast R.V., Inc. by Thomas R. McGuire.                       --

   10.7**     1983 Employee Incentive Stock Option Plan.                                                           --

   10.8**     Industrial Lease Agreement dated May 30, 1978.                                                       --

  10.10**     Standard Lease Agreement dated July 19, 1983.                                                        --

    10.11     Agreement of Purchase and Sale dated September 13, 1984, among the Company, Trailer                  --
              Equipment Distributors, Inc. ("Tedco") and its Principal Shareholder.  (Incorporated by
              reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated September 26, 1984.)

    10.12     Lease Agreement dated September 26, 1984, by and between the Company and Tedco.                      --
              (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated September 26, 1984.)

    10.13     Option Agreement, with form of Real Estate Purchase Agreement attached, relating to the              --
              warehouse and office facility being leased by the Company from Tedco.  (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated September 26, 1984.)

    10.14     Bank Loan Agreement dated July 19, 1984, between the Company and Bank of America NT&SA.              --
              (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984.)

    10.15     Agreement of Purchase and sale dated May 3, 1985, between the Company and Rogers                     --
              Distributing Corporation.  (Incorporated by reference to the same numbered exhibit in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)

    10.16     Stock Purchase Agreement dated April 29, 1985, among the Company and certain purchasers              --
              named therein.  (Incorporated by reference to the same numbered exhibit in the
              Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)

   10.17*     Amended and Restated 1983 Employee Stock Option Plan.                                                --

    10.18     Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and                     --
              Coachmen Industries, Inc.  (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated June 28, 1985.)

    10.19     Loan and Security Agreement dated June 28, 1985, between Coast R.V., Inc. and Mellon                 --
              Financial Services Corporation.   (Incorporated by reference to the same numbered
              exhibit in the Company's Current Report on Form 8-K dated June 28, 1985.)

    10.20     Note Purchase Agreement dated June 27, 1985 relating to the Company's 11.5% Convertible              --
              Subordinated Notes due 1993.   (Incorporated by reference to the same numbered exhibit
              in the Company's Current Report on Form 8-K dated June 28, 1985.)

    10.21     Amendment No. 2 dated February 29, 1988 to Loan and Security Agreement between Coast                 --
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

    10.25     Note Agreement dated as of March 15, 1988 between the Company and Massachusetts Mutual               --
              Life Insurance Company and MassMutual Corporate Investors.  (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 10-K dated
              April 1, 1988.)

    10.26     Stock Purchase Agreement dated as of May 22, 1989 relating to the acquisition of shares              --
              of HWH Corporation.  (Incorporated by reference to the same numbered exhibit to the
              Company's Current Report on Form 8-K dated May 24, 1989.)

    10.27     Letter Agreement between Company and Furman Selz relating to HWH Shares.  (Incorporated              --
              by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated May 24, 1989.)

    10.28     Note Agreement dated as of June 1, 1989 relating to sale and issuance of $14,000,000 of              --
              10-year Subordinated Notes and $1,000,000 of 6-year Convertible Subordinated Notes.
              (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated August 17, 1989.)

    10.29     Asset Purchase Agreement dated as of August 17, 1989 which provides for the acquisition              --
              of substantially all of the assets of Griffin's Outboard Marine, Inc.  (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated August 17, 1989.)

    10.30     Amendment dated September 22, 1989 to Griffin's Outboard Marine Asset Purchase                       --
              Agreement.  (Incorporated by reference to the same numbered exhibit to the Company's
              Current Report on Form 8-K dated September 22, 1989.)

    10.31     1993 Stock Option and Incentive Plan.  (Incorporated by reference to Exhibit 4.3 to the              --
              Company's Registration Statement on Form S-8 (File No. 33-64582) filed with the
              Commission on June 17, 1993.)

    10.32     Share Option Agreement dated as of March 19, 1993, among the Company, H. Burden                      --
              Limited ("Burden) and the shareholders of Burden, pursuant to which the Company has acquired common shares, and may acquire additional common shares, of Burden.
              (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 29, 1994.)

    10.33     Second Amended and Restated Loan Agreement between the Company and Mellon Bank,                      --
              together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the
              Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

    10.34     Distribution Agreement dated October 11, 1995 between the Company and Recreation                     --
              Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's
              Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

    21        Subsidiaries.                                                                                        --

    23.1      Consent of Grant Thornton, LLP, Independent Certified Public Accountants, re Consolidated
              Financial Statements of The Coast Distribution System.                                               --

    24        Power of Attorney - Included on Signature Page.                                                      --

    27.1      1997 Financial Data Sheet.

    27.2      1996 Restated Financial Data Sheet.                                                                  --

    27.3      1995 Restated Financial Data Sheet.                                                                          --

    99.1      Pages 15 to 27 of the Company's Proxy Statement dated July 3, 1997 (Incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement dated July 3, 1997.
              As Filed in 1997's.                                                                                  --

---------------------

* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-4393) filed with the Commission on March 28, 1986.

** Incorporated by reference to the same numbered exhibit in the Company's Registration Statement No. 2-86420LA on Form S-18.