Form 10-K405/A
period 1997-12-31
COAST DISTRIBUTION SYSTEM
filed 1998-04-29
CIK 728303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                   FORM 10-K/A

(Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                    For the transition period from ___ to ___
                          Commission file number 1-9511
                                ----------------
                          THE COAST DISTRIBUTION SYSTEM
             (Exact name of Registrant as specified in its charter)

              California                                     94-2490990
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

1982 Zanker Road, San Jose, California                          95112
    (Address of principal executive                          (Zip Code)
               offices)


                                 (408) 436-8611
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                                    (NAME OF EACH EXCHANGE ON
       (TITLE OF CLASS)                                 WHICH REGISTERED)
--------------------------------              --------------------------------
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

                                ----------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Age  Position
----                           ---  --------
Thomas R. McGuire              54   Chairman of the Board,
                                    Co-Chief Executive Officer and Director

Sandra A. Knell                40   Executive Vice President - Finance,
                                    Chief Financial Officer and Secretary

Jeffrey R. Wannamaker          37   Executive Vice President - Distribution

David A. Berger                44   Executive Vice President - Marine Sales and
                                    Marketing

Dennis A. Castagnola           50   Senior Vice President - Proprietary Products

Louis B. Sullivan              72   Director

John E. Turco                  67   Director

Brian P. Friedman              42   Director

Ben A. Frydman                 51   Director

Robert S. Throop               60   Director


        Thomas R. McGuire is a founder of the Company and for more than five years has been Chairman of the Board and Chief Executive Officer of the Company.

        Sandra A. Knell has been the Company's Executive Vice President - Finance, Chief Financial Officer and Secretary since August 1985. Mrs. Knell is a Certified Public Accountant.

        Jeffrey R. Wannamaker, who joined the Company in 1984, has been Executive Vice President Operations since 1995. From 1991 and until his promotion to Executive Vice President, Mr. Wannamaker held the position of Senior Vice President - Branch Operations of the Company. Prior to that time he held various other management positions with the Company. In 1997, Mr. Wannamaker was appointed as President of the Company's Coast Distribution Division which markets and supplies products to RV and boating After-Market Customers.

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

        Dennis A. Castagnola was appointed to his current position of Senior Vice President-Proprietary Products in May 1994, in which he directs the Company's Proprietary Products program. From September 1993 until May 1994, he served as Senior Vice President -R.V. Sales and Marketing. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company's Portland, Oregon Distribution Center. In 1997, Mr. Castagnola was appointed as President of the Company's new DTS Division which markets and supplies proprietary products to RV and boating manufacturers and to customers in markets other than the RV and boating After-Market.

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

        Ben A. Frydman has served as a director sine 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling, Yocca, Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 1997.

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

ITEM 11.       EXECUTIVE COMPENSATION

        The following table sets forth compensation received for the three fiscal years ended December 31, 1997, by the Company's Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 1997 exceeded $100,000 (collectively, the "Named Officers"):


                           SUMMARY COMPENSATION TABLE


                                                        ANNUAL COMPENSATION                LONG-TERM COMPENSATION
                                            --------------------------------------------   ----------------------
                                                                                                    AWARDS
                                                                                                    ------

                                                                                                  SECURITIES
                                                                                                  UNDERLYING
    NAME AND PRINCIPAL                                                                              OPTIONS
        POSITION                            YEAR           SALARY($)            BONUS(1)            ( # )
---------------------------                 ----        ------------        ------------          ---------
Thomas R. McGuire                           1997        $    248,303        $         -0-            47,500
      Chairman of the Board and             1996             263,532               59,250               -0-
      Chief Executive Officer               1995             257,765                  -0-            12,500

Sandra A. Knell                             1997             134,039                  -0-            20,000
      Chief Financial Officer and           1996             121,192               30,500               -0-
      Executive Vice President              1995             101,442                  -0-             5,000

Jeffrey R. Wannamaker                       1997             134,039                  -0-            20,000
      Executive Vice President              1996             121,192               30,500               -0-
                                            1995             101,442                  -0-             5,000

David A. Berger                             1997             106,542                  -0-            20,000
      Executive Vice President              1996             102,248               30,500               -0-
                                            1995             101,442                  -0-             5,000

Dennis A. Castagnola                        1997             108,437                  -0-            12,500
      Senior Vice President                 1996              94,313               22,100               -0-
                                            1995              76,082                  -0-             2,500

----------
(1) Bonuses were awarded under annual incentive compensation plans.

OPTION GRANTS

                              NUMBER OF        PERCENT OF                                    POTENTIAL REALIZABLE VALUE OF
                              SECURITIES      TOTAL OPTIONS                                     OPTIONS AT ASSUMED ANNUAL
                              UNDERLYING       GRANTED TO        EXERCISE                                 RATES
                               OPTIONS        ALL EMPLOYEES        PRICE      EXPIRATION    OF STOCK PRICE APPRECIATION FOR
        NAME                  GRANTED(1)    IN FISCAL YEAR(2)  ($/SHARE)(3)      DATE                 OPTION TERM(4)
------------------------      ----------    -----------------  ------------      ----        -------------------------------
                                                                                                  5%               10%
                                                                                             ---------          ------------
Thomas R. McGuire               47,500           30.9%         $    4.125     1/16/07         $123,215         $312,265
Sandra A. Knell                 20,000           13.0               4.125     1/16/07           51,880          131,480
Jeffrey R. Wannamaker           20,000           13.0               4.125     1/16/07           51,880          131,480
David A. Berger                 20,000           13.0               4.125     1/16/07           51,880          131,480
Dennis A. Castagnola            12,500            8.1               4.125     1/16/07           32,425           82,175

-----------------

(1) These options vest in five equal annual installments of 20% of the shares covered by such options. Each option is subject to termination in the event of the optionee's cessation of employment with the Company.

(2) Options to purchase an aggregate of 153,500 shares were granted to all employees in fiscal 1997, including the Named Officers. Each non-employee director received options to purchase 2,000 shares in 1997.

(3) The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the date of exercise, or through a cashless exercise procedure.

(4) There is no assurance that the values that may be realized on exercise of such options will be at or near the values estimated in the table, which arbitrary compounded rates of growth of the price of the Company's stock of 5% and 10% per year.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

        There were no option exercises by any of the Named Officers in 1997. The following table provides information with respect to the number and the value of unexercised in-the-money options held by the Named Officers as of December 31, 1997.

                   Number of Securities Underlying Unexercised Options   Value of Unexercised In-the-Money Options at
Name                                at December 31, 1997                              December 31, 1997(1)
------------------------      Exercisable      Unexercisable                     Exercisable      Unexercisable
                              -----------      -------------                     -----------      -------------
Thomas R. McGuire                13,250            46,750                          $ -0-           $ -0-

Sandra A. Knell                  27,500            19,500                            -0-             -0-

Jeffrey R. Wannamaker            27,500            19,500                            -0-             -0-

David A. Berger                  27,500            19,500                            -0-             -0-

Dennis A. Castagnola              4,050            11,750                            -0-             -0-

-----------------

(1) The closing price of the Company's common stock on December 31, 1997 on the American Stock Exchange was $3.125.

                        COMPENSATION COMMITTEE INTERLOCKS

        In fiscal 1997, the members of the Compensation Committee were Louis B. Sullivan, Robert S. Throop, and John E. Turco, each of whom is a non-employee director of the Company.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 17, 1998, information regarding the ownership of the Company's outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and the Named Officers of the Company and all directors and officers of the Company as a group.

                                                 AMOUNT AND
            NAME AND ADDRESS                       NATURE OF                               PERCENT
           OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP(1)                       OF CLASS
 -----------------------------------        -----------------------                       --------
     Thomas R. McGuire                            657,329(2)                                 12.5%
         1982 Zanker Road
         San Jose,  CA 95112

     Linder Growth Fund                           501,000(3)                                  9.5%
     Ryback Management Corporation
         7711 Carondelet Avenue
         P.O. Box 16900
         St. Louis, MO  63105

     Dimensional Fund Advisors Inc.               404,600(4)                                  7.7%
         1299 Ocean Avenue
         Santa Monica, CA  90401

     Xerox Corporation                            403,914                                     7.7%
         800 Long Ridge Road
         Stamford, CT  06904

     John E. Turco                                220,192(5)                                  4.2%

     Louis B. Sullivan                            128,470(5)                                  2.4%

     Brian P. Friedman                            108,813(6)                                  2.1%

     Ben A. Frydman                                11,000(5)                                    *

     Robert S. Throop                              13,000(5)                                    *

     Sandra A. Knell                               65,465(7)                                  1.2%

     Jeffrey R. Wannamaker                         45,490(7)                                    *

     David A. Berger                               45,831(7)                                    *

     Dennis A. Castagnola                           8,596(7)                                    *

       All directors and officers               1,304,186(8)                                 24.1%
         as a group (10 persons)

-----------
*Less than 1%.

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Does not include an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire's adult children, as to which Mr. McGuire disclaims beneficial ownership. Includes 13,250 shares subject to outstanding stock options exercisable during the 60-day period ending May 17, 1998.

(3) Based on information contained in a report filed with the Securities and Exchange Commission by Ryback Management Corporation ("Ryback"), Linder Growth Fund, a registered investment company ("Linder"), holds sole voting and dispositive power with respect to all 501,000 shares. Ryback is Linder's Registered Investor Advisor.

(4) In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., a registered investment advisor ("DFA"), has reported that all 404,600 shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open ended investment company or in series of the DFA Investment Trust Company, a Delaware business trust , or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans for which DFA serves as investment manager. DFA disclaims beneficial ownership of all such shares.

(5) Includes shares subject to outstanding stock options, as follows: Mr. Sullivan -- 10,000 shares; Mr. Turco -- 10,000 shares; Mr. Frydman -- 10,000 shares; and Mr. Throop -- 8,000 shares.

(6) Includes 68,313 shares owned directly by Mr. Friedman, 10,000 shares owned by a family foundation, 500 shares held by his wife as custodian for a minor child, and 30,000 shares which may be purchased by exercise of stock options.

(7) Includes shares subject to outstanding stock options exercisable during the 60-day period ending May 17, 1998, as follows: Ms. Knell -- 27,500 shares; Mr. Wannamaker -- 27,500 shares; Mr. Berger -- 27,500 shares; and Mr. Castagnola -- 4,050 shares.

(8) Includes 167,800 shares subject to outstanding stock options exercisable during the 60-day period ending May 17, 1998.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          None.

                                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April  27, 1998                THE COAST DISTRIBUTION SYSTEM

                                       By: /s/ Thomas R. McGuire
                                           -------------------------------------
                                           Thomas R. McGuire,
                                           Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.


        SIGNATURE                              TITLE                                DATE
        ---------                              -----                                ----
/s/ Thomas R. McGuire
-----------------------        Chairman of the Board of Directors, Chief        April 27, 1998
Thomas R. McGuire              Executive Officer and Director

/s/ Sandra A. Knell
-----------------------        Executive Vice President (Principal Financial    April 27, 1998
Sandra A. Knell                and Principal Accounting Officer)

/s/ John E. Turco*             Director                                         April 27, 1998
-----------------------
John E. Turco

-----------------------        Director                                         April __, 1998
Louis B. Sullivan

/s/ Robert S. Throop*          Director                                         April 27, 1998
-----------------------
Robert S. Throop


/s/ Ben A. Frydman*            Director                                         April 27, 1998
-----------------------
Ben A. Frydman


/s/ Brian P. Friedman*         Director                                         April 27, 1998
-----------------------
Brian P. Friedman


*By: /s/ Sandra A. Knell
    --------------------
    Sandra A. Knell,
    Attorney-in-Fact