Form 10-Q
period 1998-03-31
COAST DISTRIBUTION SYSTEM
filed 1998-05-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1998
                               -------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                          COMMISSION FILE NUMBER 1-9511

                       THE COAST DISTRIBUTION SYSTEM, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                     94-2490990
    (State or other jurisdiction                 (I.R.S. Employer Identification
  of incorporation or organization)                          Number)

 1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                       95112
(Address of principal executive offices)                    (Zip Code)

                                 (408) 436-8611
              (Registrant's telephone number, including area code)

                          The Coast Distribution System
                 (Former name, former address and former fiscal
                       year, if changed, since last year)

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

                        5,279,854 shares of Common Stock
                               as of May 11, 1998

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      March 31, 1998 and December 31, 1997


                                                      March 31,       December 31,
                                                        1998             1997
                                                      ---------       ------------
                                                     (Unaudited)        (Audited)
                                     ASSETS

CURRENT ASSETS
      Cash                                            $    895         $    308
      Accounts receivable - net                         31,098           11,268
      Inventories                                       38,952           37,581
      Other current assets                               4,897            8,247
                                                      --------         --------

           Total current assets                         75,842           57,404

PROPERTY, PLANT, AND EQUIPMENT - NET                     4,512            4,709

OTHER ASSETS                                            10,379           10,550
                                                      --------         --------
                                                      $ 90,733         $ 72,663
                                                      ========         ========

                                  LIABILITIES

CURRENT LIABILITIES
      Current maturities of long-term
           obligations                                $  2,744         $  2,758
      Accounts payable - trade                          14,941            3,421
      Other current liabilities                          2,812            2,226
                                                      --------         --------
           Total current liabilities                    20,497            8,405

LONG-TERM OBLIGATIONS
      Secured note payable to bank                      30,489           25,121
      Subordinated term note                             2,334            2,334
      Other long-term liabilities                        2,399            2,453
                                                      --------         --------
                                                        35,222           29,908
REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                          303              354

SHAREHOLDERS' EQUITY
      Common stock, no par value;
         authorized: 10,000,000;
         issued and outstanding:
         5,246,879 at March 31, 1998
          and at December 31, 1997                      19,640           19,559
      Cumulative translation adjustment                   (276)            (305)
      Retained earnings                                 15,347           14,742
                                                      --------         --------
                                                        34,711           33,996
                                                      --------         --------
                                                      $ 90,733         $ 72,663
                                                      ========         ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                          Three months ended March 31,
                                   (Unaudited)


                                                         1998            1997
                                                       --------        --------
Net sales                                              $ 38,364        $ 35,205

Cost of sales, including
    distribution costs                                   31,874          29,672
                                                       --------        --------
           Gross Profit                                   6,490           5,533

Selling, general and administrative
    expenses                                              4,696           5,007
                                                       --------        --------
           Operating income                               1,794             526

Other income (expense)
    Equity in the net earnings
      of affiliate                                           --             159
    Interest expense                                       (724)           (884)
    Other                                                    --              (1)
                                                       --------        --------
                                                           (724)           (726)
                                                       --------        --------

           Income (loss) before income taxes              1,070            (200)

Income tax expense (benefit)                                462            (108)
                                                       --------        --------
NET INCOME (LOSS)                                      $    608        $    (92)
                                                       ========        ========

Income (loss) per common share:

    Basic                                              $    .12        $   (.02)
                                                       ========        ========

    Diluted                                            $    .12        $   (.02)
                                                       ========        ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)
                          Three months ended March 31,
                                   (Unaudited)


                                                                   1998           1997
                                                                 --------       --------
Cash flows from operating activities:
    Net income (loss)                                            $    608       $    (92)
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
      Depreciation and amortization                                   376            428
      Equity in net earnings of affiliated companies                   --           (159)
    Changes in assets and liabilities:
      (Increase) in accounts receivable                           (19,830)       (16,674)
      (Increase) decrease in inventories                           (1,371)         1,524
      (Increase) in prepaids and other
        current assets                                               (488)          (351)
      Increase in accounts payable                                 11,520          6,005
      Increase in note, accrueds, and other
        current liabilities                                          (914)           455
                                                                 --------       --------
        Total adjustments                                         (10,707)        (8,772)
                                                                 --------       --------
        Net cash (used in) operating activities                   (10,099)        (8,864)

Cash flows from investing activities:
    Capital expenditures                                              (47)          (189)
    Decrease (Increase) in other assets                                39            (55)
    Sale of business                                                5,338             --
                                                                 --------       --------
        Net cash (used in) provided by investing activities         5,330           (244)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                   5,368          9,888
    Net borrowings (repayments) of other long-term debt               (68)            70
    Issuance of Common Stock pursuant to Employee
      Stock Option Plans                                               81            120
    Redemption of redeemable preferred stock of subsidiary            (51)           (60)
    Dividends on preferred stock of subsidiary                         (3)            (3)
                                                                 --------       --------
        Net cash provided by financing activities                   5,327         10,015

Effect of exchange rate changes on cash                                29            (38)
                                                                 --------       --------
    NET INCREASE (DECREASE) IN CASH                                   587            869

Cash beginning of period                                              308            214
                                                                 --------       --------
Cash end of period                                               $    895       $  1,083
                                                                 ========       ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998 and 1997. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

2. The results of operations for the three-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

3. Earnings per share are based upon the average number of common and common equivalent (dilutive stock options and warrants) shares outstanding during each period (5,246,879 at March 31, 1998 and 5,239,152 at December 31, 1997).

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

        The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1997 are as follows:

        Year Ending
        December 31,       Equipment   Facilities     Total
        ----------------------------------------------------
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

RESULTS OF OPERATIONS

        Net Sales. Net sales increased by approximately $3,159,000 or 9% in the quarter ended March 31, 1998, as compared to the corresponding quarter of 1997. This increase was due to a strengthening in consumer demand for the products that the Company sells, and, to a lesser degree, selected price increases on the products that the Company sells.

        Gross Margin. The Company's gross margin increased to 16.9% of net sales in the three months ended March 31, 1997 from 15.7% for the same period of 1997. These increases were due primarily to (i) increases in prices by the Company on selected products which, as discussed above, also positively impacted the Company's sales, and (ii) the positive effect of higher sales on fixed costs.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses were 12.2% of net sales in the three months ended March 31, 1998, as compared to 14.2% in the same period of 1997. In absolute dollars, these expenses declined by approximately $311,000 in 1998 as compared to 1997. These decreases were primarily a result of a reduction of the Company's telephone expenses, increased efficiencies associated with the Company's national call center and a restructuring of the Company's sales force.

        Operating Income. Due to the combined effects of the increases in sales and gross margin during 1998, the Company's operating income increased to $1,794,000 in the quarter ended March 31, 1998, as compared to $526,000 in the quarter ended March 31, 1997.

        Equity in Net Earnings of Affiliated Companies. For several years, the Company maintained ownership interests in several companies in related industries ("affiliated companies"). The Company's ownership interests in these affiliated companies have been accounted for under the equity method of accounting, under which the Company has included in its operating results, as "equity in net earnings (loss) of affiliates" its pro rata share of the net income of or any loss incurred by these companies. H. Burden Limited

("Burden"), a distributor of caravan and boating products in Western Europe, in which the Company had owned a 35% ownership interest ("Burden"), and HWH, Inc., a manufacturer of hydraulic leveling devices and other products for recreational vehicles, in which the Company held 34% ownership interest ("HWH"), accounted for substantially all of the Company's equity in the net earnings of affiliates. In the second half of 1997 the Company sold its ownership interest in Burden for a cash price of $4,198,000; and, in early 1998, it sold its ownership interest in HWH for a cash price of $5,338,000, in order to provide funds to support the growth of the Company's core business of distributing after-market products in North America. As a result, equity in the net earnings of affiliates was not material to first quarter 1998 operating results and is not expected to be material to the Company's operating results in the future.

        Interest Expense. During the quarter ended March 31, 1998, interest expense decreased by $160,000 or 18%, as compared to the first quarter of 1997. This decrease was the result of reductions in average long-term borrowings outstanding during the first quarter of 1998, as compared to the same quarter of 1997, due to the use of the proceeds from the sales by the Company of its investments in Burden and HWH to reduce outstanding borrowings and, to a lesser extent, reductions in inventory as a result of an inventory reduction program commenced in 1996, the full effects of which were not felt until after the first quarter of 1997. The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

LIQUIDITY AND CAPITAL RESOURCES

        The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company is entitled to borrow up to the lesser of (i) $35,000,000 with a seasonal reduction to $30,000,000 between October 1 and January 1 of each year, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate plus
 .75% or, at the Company's option but subject to certain limitations, borrowings under the credit facility will bear interest at the bank's available LIBOR rate, plus 2.5% per annum. At May 6, 1998, outstanding borrowings under the revolving credit facility were $30,035,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

        The Company believes that available credit under its revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements over the next 12 months.

        The Company generally uses cash for, rather than generating cash from, operations during the first half of the year, because the Company builds inventories, and accounts receivables increase, as its customers begin increasing their product purchases for the spring and summer selling months (see "Seasonality and Inflation").

        Net cash provided by investing activities was $5,330,000 in the first quarter of 1998, as compared to the net cash used in investing activities of $244,000 in the same quarter of 1997. During the first quarter of 1998, the Company received cash proceeds of $5,338,000 from the sale of its investment in HWH. Capital expenditures were $47,000 in the first quarter of 1998 as compared to $89,000 in the same quarter of 1997.

        Net cash provided by financing activities, consisting primarily of increases in borrowings under the Company's revolving bank credit facility, totaled $5,327,000 in the first three months of 1998, as compared to $10,015,000 in the first three months of 1997.

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


        Year 2000

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

                               -------------------

        This Report contains forward-looking information which reflects Management's current view of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effects on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells; and the effects of currency fluctuations in the countries where the Company's foreign-based affiliates are located. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART II

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

Reincorporation

        On April 30, 1998, The Coast Distribution System, a California corporation ("Coast California"), completed a reincorporation (the "Reincorporation") in Delaware through the merger of Coast California with and into its wholly-owned subsidiary The Coast Distribution System, Inc., a Delaware corporation ("Coast Delaware" or the "Company"), with Coast Delaware being the surviving corporation. As of the effective date of such merger (the "Effective Date"), Coast California ceased to exist. The Reincorporation effects only a change in domicile. It will not result in any change of the name, business, management, employees, assets or liabilities or trading symbol of the Company. Appropriate consents and approvals were obtained for the reincorporation, including the approval of the shareholders of Coast California at the Annual Meeting of Shareholders of Coast California on August 7, 1997 and the approval of the sole stockholder of Coast Delaware.

        Pursuant to the Agreement and Plan of Merger between the Coast Delaware and Coast California, dated as of April 29, 1998, each outstanding share of Coast California's Common Stock, no par value, was automatically converted into one share of Common Stock, par value $.001 per share, of the Company. Each stock certificate representing issued and outstanding shares of Coast California's Common Stock represents the same number of shares of the Company's Common Stock. In addition, each outstanding option or right to acquire shares of Coast California's Common Stock was converted into an option or right to acquire an equal number of shares of the Company's Common Stock, under the same terms and conditions as the original options or rights.

Description of Securities

        Upon completion of the Reincorporation, the authorized capital stock of the Company consists of 20,000,000 shares of Common Stock, $.001 par value, and 5,000,000 shares of Preferred Stock, $.001 par value. As the successor to Coast California, the Common Stock of the Company is deemed to be registered under
Section 12(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in accordance with Rule 12g-3(a) under the Exchange Act.

        Common Stock

        Holders of Common Stock are entitled to one vote for each share on all matters submitted to a vote of stockholders, provided that, upon giving notice in the manner provided in the Company's Certificate of Incorporation, stockholders shall be entitled to cumulate their votes with respect to the election of directors, whereby each stockholder will have a number of votes equal to the number of shares held multiplied by the number of directors to be elected. The Bylaws of the Company provide for a classified Board of Directors consisting of three classes, with each class elected for a term of three years expiring in successive years. Each class currently consists of two directors. A director of the Company may be removed by the shareholders only for cause.

        Subject to the preference in dividend rights of any series of Preferred Stock which the Company may issue in the future, the holders of Common Stock are entitled to receive such cash dividends, if any, as may be declared by the Board of Directors out of legally available funds. Upon liquidation, dissolution or winding up of the Company, after payment of all debts and liabilities and after payment of the liquidation preferences of any shares of Preferred Stock then outstanding, the holders of the Common Stock will be entitled to all assets that are legally available for distribution.

        Other than the rights described above, the holders of Common Stock have no preemptive subscription, redemption, sinking fund or conversion rights and are not subject to further calls or assessments by the Company. The rights and preferences of holders of Common Stock will be subject to the rights of any series of Preferred Stock which the Company may issue in the future.

        Preferred Stock

        The Board of Directors has the authority, without further action by the stockholders, to issue up to 5,000,000 shares of Preferred Stock, $.001 par value, in one or more series and to fix the rights, preferences and privileges thereof, including voting rights, terms of redemption, redemption prices, liquidation preference and number of shares constituting any series or the designation of such series. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. The Company has no present plans to issue shares of Preferred Stock.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a)    Exhibits.

               Exhibit 11.1 Computation of Earnings (Loss) Per Share for the Quarter Ended March 31, 1998.

               Exhibit 27.   Financial Data Schedule


        (b)    Reports on Form 8-K.

               No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 13, 1998                   THE COAST DISTRIBUTION SYSTEM, INC.



                                       By:         /s/ Sandra A. Knell
                                           -------------------------------------
                                                     Sandra A. Knell
                                                 Executive Vice President
                                               and Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                 Sequentially
   Exhibit                                                       Numbered Page
   -------                                                       -------------

Exhibit 11.1   Computation of Earnings (Loss) Per Share               12
               for the Quarter Ended March 31, 1998

Exhibit 27.    Financial Data Schedule                                13