Form 10-Q
period 1998-06-30
COAST DISTRIBUTION SYSTEM INC
filed 1998-08-13
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            JUNE 30, 1998
                               ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ----------------------

                           Commission File Number      1-9511
                                                  ---------------

                       THE COAST DISTRIBUTION SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                      94-2490990
--------------------------------------------------------------------------------
  (State or other jurisdiction                  (I.R.S. Employer Identification
of incorporation or organization)                           Number)

   1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                             95112
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [XX]. NO [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,279,854 shares of Common Stock
                              as of August 5, 1998

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                       June 30, 1998 and December 31, 1997

                                                        June 30,         December 31,
               ASSETS                                     1998               1997
               ------                                   --------           --------
                                                       (Unaudited)         (Audited)
CURRENT ASSETS
      Cash                                              $  3,469           $    308
      Accounts receivable - net                           23,469             11,268
      Inventories                                         39,239             37,581
      Other current assets                                 3,724              8,247
                                                        --------           --------

           Total current assets                           69,901             57,404

PROPERTY, PLANT, AND EQUIPMENT - NET                       4,330              4,709

OTHER ASSETS                                              10,375             10,550
                                                        --------           --------

                                                        $ 84,606           $ 72,663
                                                        ========           ========

               LIABILITIES
               -----------

CURRENT LIABILITIES
      Current maturities of long-term
           obligations                                  $  2,724           $  2,758
      Accounts payable - trade                            14,202              3,421
      Other current liabilities                            2,336              2,226
                                                        --------           --------

           Total current liabilities                      19,262              8,405

LONG-TERM OBLIGATIONS
      Secured note payable to bank                        27,097             25,121
      Subordinated term note                                  --              2,334
      Other long-term liabilities                          2,325              2,453
                                                        --------           --------
                                                          29,422             29,908

REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                            295                354

SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value;
          authorized:  5,000,000 shares;
          none issued and outstanding                         --                 --
      Common stock, $.001 par value;
          authorized:  20,000,000 shares;
          5,279,854 and 5,246,879 issued as of
          June 30, 1998 and December 31, 1997,
          respectively                                         5                  5
      Additional paid-in capital                          19,635             19,554
      Cumulative translation adjustment                     (408)              (305)
      Retained earnings                                   16,395             14,742
                                                        --------           --------
                                                          35,627             33,996
                                                        --------           --------
                                                        $ 84,606           $ 72,663
                                                        ========           ========

The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Dollars in thousands)

                                   (Unaudited)

                                        Three Months Ended                      Six Months Ended
                                             June 30,                               June 30,
                                    ---------------------------           ---------------------------
                                      1998               1997               1998               1997
                                    --------           --------           --------           --------
Net Sales                           $ 46,188           $ 41,600           $ 84,552           $ 76,805

Cost of sales, including
   distribution costs                 38,204             35,617             70,079             65,289
                                    --------           --------           --------           --------

        Gross Profit                   7,984              5,983             14,473             11,516

Selling, general and
   administrative expenses             5,343              5,722             10,039             10,729
                                    --------           --------           --------           --------

        Operating income               2,641                261              4,434                787

Other income (expense)
  Equity in the net
    earnings of affiliates                --                788                 --                947
  Interest expense                      (789)              (959)            (1,512)            (1,843)
  Other                                   --                 --                 --                 (1)
                                    --------           --------           --------           --------
                                        (789)              (171)            (1,512)              (897)
                                    --------           --------           --------           --------
        Income (loss)
before                                 1,852                 90              2,922               (110)
          income taxes

Income tax expense                       800                141              1,262                 33
                                    --------           --------           --------           --------

NET INCOME (LOSS)                   $  1,052           $    (51)          $  1,660           $   (143)
                                    ========           ========           ========           ========

Income (loss) per common
  share:           Basic            $    .20           $   (.01)          $    .31           $   (.03)
                                    ========           ========           ========           ========
                  Diluted           $    .20           $   (.01)          $    .31           $   (.03)
                                    ========           ========           ========           ========


The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)
                            Six months ended June 30,
                                   (Unaudited)

                                                             1998            1997
                                                           --------        --------
Cash flows from operating activities:
    Net income (loss)                                      $  1,660        $   (143)
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
      Depreciation and amortization                             715             825
      Equity in net earnings of affiliated companies             --            (947)
    Changes in assets and liabilities:
      (Increase) in accounts receivable                     (12,201)         (7,579)
      (Increase) decrease in inventories                       (727)          2,986
      (Increase) decrease in prepaids and other
         current assets                                        (815)            410
      Increase in accounts payable                           10,781           5,572
      Increase in note, accrues, and other
        current liabilities                                     110             368
                                                           --------        --------

        Total adjustments                                    (2,137)          1,635
                                                           --------        --------

        Net cash generated from (used in)
          operating activities                                 (477)          1,492

Cash flows from investing activities:
    Acquisitions of businesses, net of cash acquired         (1,142)             --
    Capital expenditures                                        (68)           (284)
    Decrease (increase) in other assets                         117            (149)
    Sale of business                                          5,338              --
                                                           --------        --------

        Net cash used in (provided by)
          investing activities                                4,245            (433)

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement             1,976           3,504
    Net repayments of other long-term debt                   (2,496)         (2,296)
    Issuance of Common Stock pursuant to Employee
      Stock Option and Stock Purchase Plans                      81             120
    Redemption of redeemable preferred stock of
      subsidiary                                                (59)            (55)
    Dividends on preferred stock of subsidiary                   (6)             (6)
                                                           --------        --------

        Net cash provided by financing activities              (504)          1,267

Effect of exchange rate changes on cash                         103             (28)
                                                           --------        --------

    NET INCREASE IN CASH                                      3,161           2,298

Cash beginning of period                                        308             214
                                                           --------        --------

Cash end of period                                         $  3,469        $  2,512
                                                           ========        ========


The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



        1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of June 30, 1998 and the results of its operations and cash flows for the three and six month periods ended June 30, 1998 and 1997. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

        2. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

               The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1997 are as follows:

               Year Ending
               December 31,         Equipment             Facilities            Total
               ------------         ---------             ----------            -----
                                         (dollars in thousands)
                   1998               $   123             $2,395              $ 2,518
                   1999                    57              1,523                1,580
                   2000                    15                604                  619
                   2001                     8                577                  585
                   2002                     1                354                  355
                   Thereafter               -                836                  836
                                      -------             ------              -------
                                      $   204             $6,289              $ 6,493
                                      =======             ======              =======



        5. Certain reclassifications not affecting earnings or retained earnings have been made to the prior years' financial statements to conform to the current year presentation.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Factors Generally Affecting Sales of RV and Boating Products

        The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles ("RVs"), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments, and new and used RV and boat dealers ("After-Market Customers"). The Company's sales are affected primarily by (i) usage of RVs and boats and (ii) sales of new RVs and boats, because consumers often "accessorize" their RVs and boats at the time of purchase.

        The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, increases in gasoline prices which adversely affect the costs of using RVs and boats, and adverse weather conditions.


Results of Operations

        Net Sales. Net Sales in the second quarter of 1998 increased by approximately $4,588,000 or 11% as compared to the corresponding quarter of 1997. For the six months ended June 30, 1998, sales increased by 10% to $84,552,000 from $76,805,000 in the same six months of 1997. These sales increases were due to a strengthening in consumer demand for the products that the Company sells, and, to a lesser degree, selected price increases on the Company's products.

        Gross Margin. The Company's gross margin increased to 17.3% of net sales in the three months ended June 30, 1998 from 14.4% for the same period of 1997. In the six months ended June 30, 1998, the Company's gross margin increased to 17.1% of net sales from 15.0% in the same six months of 1997. These increases were due primarily to (i) price increases on selected products that the Company sells which, as discussed above, also positively impacted the Company's sales, and (ii) the impact of fixed costs on a higher sales base.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $379,000 in the quarter, and by $690,000 in the six months, ended June 30, 1998, as compared to the corresponding quarter and six month ended June 30, 1997. As a percentage of sales, these expenses declined to 11.8% and 11.9%, in the quarter and six months ended June 30, 1998, respectively, from 13.8% and 14.0%, respectively, in the same quarter and six months ended June 30, 1997. These decreases were primarily a result of reductions in advertising and telephone expenses, and cost savings resulting from a restructuring of the Company's sales force.

        Operating Income. Due to the combined effects of the increases in sales and gross margin, and the decreases in selling, general and administrative expenses, during the second quarter and six months ended June 30, 1998, the Company's operating income increased to $2,641,000 in the quarter ended June 30, 1998, as compared to $261,000 in the same quarter of 1997 and to $4,434,000 in the six months ended June 30, 1998 as compared to $787,000 in the same six months of 1997.

        Equity in Net Earnings of Affiliated Companies. For several years, the Company maintained ownership interests in several companies in related industries ("affiliated companies"). The Company's ownership interests in these affiliated companies were accounted for under the equity method of accounting, under which the Company included in its operating results, as "equity in net earnings (loss) of affiliates" its pro rata share of the net income of

(or any loss incurred by) these companies. H. Burden Limited ("Burden"), a distributor of caravan and boating products in Western Europe, in which the Company had owned a 35% ownership interest, and HWH, Inc., a manufacturer of hydraulic leveling devices and other products for RVs, in which the Company held a 34% ownership interest ("HWH), accounted for substantially all of the Company's equity in the net earnings of affiliates. In the second half of 1997, the Company sold its ownership interest in Burden for a cash price of $4,198,000; and in early 1998, it sold its ownership interest in HWH for a cash price of $5,338,000, in order to provide funds to support the growth of the Company's core business of distributing aftermarket products in North America. As a result, equity in the net earnings of affiliates was immaterial in the second quarter and six months ended June 30, 1998 and is not expected to be material to the Company's operating results in the future.

        Interest Expense. Interest expense is the most significant component of Other Income & Expense. During the second quarter of 1998 interest expense decreased by $170,000 or 18%, as compared to the same quarter of 1997. For the six months ended June 30, 1998, interest expense decreased by $331,000 or 18%, as compared to the same period of 1997. These decreases were the result of reductions in average long-term borrowings outstanding during the first six months of 1998 as compared to 1997, which were funded primarily with the net proceeds to the Company of the sales of its investments in Burden and HWH and, to a lesser extent, internally generated funds. The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.


Liquidity and Capital Resources

        The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $35,000,000 with a seasonal reduction to $30,000,000 between October 1 and January 1 of each year, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate plus .75% or, at the Company's option but subject to certain limitations, borrowings under the credit facility will bear interest at the bank's available LIBOR rate, plus 2.5% per annum. At August 6, 1998, outstanding borrowings under this credit facility were $22,145,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

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

        Net cash provided by investing activities was $4,245,000 in the first six months of 1998, as compared to net cash used in investing activities of $433,000 in the comparable period of 1997. During the first quarter of 1998 the Company received proceeds of $5,338,000 for the sale of its investment in HWH. In addition, in May 1998 the Company used cash of $1,142,000 to acquire the inventory of Marine Distributors, Inc., a distributor of marine products. Capital expenditures were $68,000 in 1998 and $284,000 in 1997.

        During the first six months of 1998, borrowings under the Company's revolving line of credit increased by $1,976,000, as compared to an increase of $3,504,000 in the same period of 1997. Using a combination of borrowings under that line of credit and internally generated funds, the Company made principal reduction payments of $2,333,000 on its outstanding senior subordinated notes (the "Subordinated Notes") in each of 1998 and 1997.

Seasonality and Inflation

        Sales of RV and boating parts, supplies and accessories are seasonal. The Company has significantly higher sales during the six-month period from April through September than it does during the remainder of the year. Because a substantial portion of the Company's expenses are fixed, operating income declines and the Company sometimes incurs losses in the winter months when sales are lower, particularly in years in which there occurs unusually severe winter weather conditions in large regions of the country.

        Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for the Company's products.


Year 2000

        The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by its computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, the costs of addressing the potential problems are not currently expected to have a material adverse effect on the Company's financial position, liquidity or results of operations in future periods. However, if the Company, or its customers or vendors, are unable to resolve such processing issues in a timely manner, it could pose a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

                        --------------------------------

        This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; and possible changes in economic conditions or in prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that the Company sells, and the potential for Year 2000 problems. For information concerning such factors and risks, see the foregoing discussion in this section of this Report titled, "Management's Discussion and Analysis of Financial Condition and Results of Operation." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART II


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a)    Exhibits.

               Exhibit 11.1  Computation of Earnings (Loss) Per Share for
                             the quarter and six months, ended June 30, 1998 and 1997

               Exhibit 27.   Financial Data Schedule


        (b) Reports on Form 8-K.

               A Report on Form 8-K was filed during the quarter ended June 30, 1998, to report (voluntarily under Item 5) the change in the Company's state of incorporation from California to Delaware, which became effective on April 30, 1998.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 12, 1998                     THE COAST DISTRIBUTION SYSTEM, INC.



                                            By:     /s/ SANDRA A. KNELL
                                               ---------------------------------
                                                      Sandra A. Knell
                                                     Executive Vice President
                                                   and Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                   Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------

Exhibit 11.1 Computation of Income (Loss) Per Share for the Quarter and the Six Months, ended June 30, 1998 and 1997

Exhibit 27.   Financial Data Schedule