Form 10-Q
period 1998-09-30
COAST DISTRIBUTION SYSTEM INC
filed 1998-11-12
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended    SEPTEMBER 30, 1998
                                       ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ______________



                          Commission File Number 1-9511
                                                 ------


                       THE COAST DISTRIBUTION SYSTEM, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                    DELAWARE                               94-2490990
-------------------------------------------------------------------------------
          (State or other jurisdiction                  (I.R.S. Employer
        of incorporation or organization)             Identification Number)


       1982 ZANKER ROAD, SAN JOSE, CALIFORNIA                 95112
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES XX NO
                                             ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        5,279,854 shares of Common Stock
                             as of October 22, 1998

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                    September 30, 1998 and December 31, 1997

                                                         September 30,     December 31,
                                                             1998             1997
                                                         -------------     ------------
               ASSETS

CURRENT ASSETS
    Cash                                                    $    219        $    308
    Accounts receivable - net                                 14,066          11,268
    Inventories                                               37,248          37,581
    Other current assets                                       3,737           8,247
                                                            --------        --------
           Total current assets                               55,270          57,404

PROPERTY, PLANT, AND EQUIPMENT - NET                           4,114           4,709
OTHER ASSETS                                                  10,408          10,550
                                                            --------        --------
                                                            $ 69,792        $ 72,663
                                                            ========        ========
               LIABILITIES

CURRENT LIABILITIES
    Current maturities of long-term obligations             $  2,700        $  2,758
    Accounts payable - trade                                   7,545           3,421
    Other current liabilities                                  2,342           2,226
                                                            --------        --------
           Total current liabilities                          12,587           8,405

LONG-TERM OBLIGATIONS
      Secured note payable to bank                            19,230          25,121
      Subordinated term note                                      --           2,334
      Other long-term liabilities                              2,227           2,453
                                                            --------        --------
                                                              21,457          29,908

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                         234             354

SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value;
         authorized:  5,000,000 shares;
         none issued and outstanding:                             --              --
      Common stock, $.001 par value;
         authorized:  20,000,000 shares;
         5,279,854 and 5,246,879 issued as of
         September 30, 1998 and December 31, 1997,
         respectively:                                             5               5
      Additional paid-in capital                              19,635          19,554
      Cumulative translation adjustment                         (588)           (305)
      Retained earnings                                       16,462          14,742
                                                            --------        --------
                                                              35,514          33,996
                                                            --------        --------
                                                            $ 69,792        $ 72,663
                                                            ========        ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)

                                            Three Months Ended          Nine Months Ended
                                               September 30,               September 30,
                                          ----------------------      ---------------------
                                             1998         1997           1998        1997
                                          ---------   ----------      ---------    --------
Net sales                                 $  41,555   $   37,847      $ 126,107    $114,652

Cost of sales, including distribution
  costs                                      35,279       32,715        105,358      98,004
                                          ---------   ----------      ---------    --------
      Gross profit                            6,276        5,132         20,749      16,648
Selling, general and administrative
  expenses                                    5,501        5,188         15,540      15,917
                                          ---------   ----------      ---------    --------
      Operating income (loss)                   775          (56)         5,209         731

Other income (expense)
  Equity in net earnings of affiliates           --         (311)            --         636
  Interest                                     (607)        (787)        (2,119)     (2,630)
  Other                                          --         (822)            --        (823)
                                          ---------   ----------      ---------    --------
                                               (607)      (1,920)        (2,119)     (2,817)
                                          ----------  ---------       ---------    --------
      Earnings (loss) before
        income taxes                            168       (1,976)         3,090      (2,086)
Income tax provision (benefit)                   99         (526)         1,361        (493)
                                          ---------   ----------      ---------    --------
      NET EARNINGS (LOSS)                 $      69   $   (1,450)     $   1,729    $ (1,593)
                                          =========   ==========      =========    ========
Earnings (loss) per common
  share (Note 3):
  Basic                                      $  .01       $ (.28)        $  .33      $ (.31)
                                             ======       ======         ======      ======
  Diluted                                    $  .01       $ (.28)        $  .33      $ (.31)
                                             ======       ======         ======      ======

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)

                         Nine months ended September 30,
                                   (Unaudited)

                                                                    1998            1997
                                                                  --------         -------
Cash flows from operating activities:
     Net income (loss)                                             $ 1,729         $(1,593)
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       Depreciation and amortization                                 1,105           1,228
       Equity in net earnings of affiliated companies                   --            (636)
       Loss on sale of investment                                       --             523
       Changes in assets and liabilities:
        (Increase) in accounts receivable                           (2,798)           (106)
        Decrease in inventories                                      1,265           2,282
        (Increase) in prepaids and other current assets               (828)           (182)
        Increase in accounts payable                                 4,124           2,840
        Increase in note, accrueds, and other
          current liabilities                                          116             409
                                                                  --------         -------
           Total adjustments                                         2,984           6,358
                                                                  --------         -------
           Net cash from operating activities                        4,713           4,765

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired                (1,142)             --
     Proceeds from sale of investment                                5,338           4,024
     Capital expenditures                                             (137)           (319)
     (Increase) in other assets                                        (21)           (186)
                                                                  --------         -------
           Net cash used in investing activities                     4,038           3,519

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement                  (5,891)         (3,508)
     Net borrowings (repayments) of other long-term debt            (2,618)         (2,401)
     Issuance of Common Stock pursuant to Employee
        Stock Option and Stock Purchase Plans                           81             120
     Redemption of redeemable preferred stock of subsidiary           (120)           (111)
     Dividends on preferred stock of subsidiary                         (9)            (10)
                                                                  --------         -------
           Net cash provided by (used in) financing activities      (8,557)         (5,910)
                                                                  --------         -------
Effect of exchange rate changes on cash                               (283)            (96)
                                                                  --------         -------
     NET INCREASE (DECREASE) IN CASH                                   (89)          2,278
Cash beginning of period                                               308             214
                                                                  --------         -------
Cash end of period                                                $    219         $ 2,492
                                                                  ========         =======

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of September 30, 1998 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1998 and 1997. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1997.

2. The Company's business is seasonal and its results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion & Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

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

      The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1997 are as follows:


      Year Ending
      December 31,         Equipment        Facilities        Total
      ------------         ---------        ----------       --------
                                (dollars in thousands)
          1998               $123             $2,395         $ 2,518
          1999                 57              1,523           1,580
          2000                 15                604             619
          2001                  8                577             585
          2002                  1                354             355
          Thereafter           --                836             836
                             ----             ------         -------
                             $204             $6,289         $ 6,493
                             ====             ======         =======

5. Certain reclassifications not affecting earnings or retained earnings have been made to the prior years' financial statements to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Factors Generally Affecting Sales of RV and Boating Products

        The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles ("RVs"), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers ("After-Market Customers"). The Company's sales are affected primarily by (i) usage of RVs and boats and (ii) sales of new RVs and boats, because consumers often "accessorize" their RVs and boats at the time of purchase.

        The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, increases in gasoline prices which adversely affect the costs of using RVs and boats, and unusually adverse weather conditions.

        Over the past three-to-four years, the recreational products After-Market in North America has become increasingly competitive, as participants in the After-Market have sought to reduce their costs of goods and their prices and to increase market share. The Company, itself, was one of the first After-Market participants to change its business by designing and arranging for the manufacture, by third party manufacturers in North America, Europe and Asia, of a growing line of proprietary products that it is able to obtain at lower costs than functionally equivalent products from traditional sources. More recently, some product manufacturers have chosen to integrate their operations vertically to include distribution as well as manufacturing. These developments resulted in significant changes in supply relationships within the recreational products After-Market and adversely affected the Company's operating results in 1997 and 1996. During 1997 the Company began implementing strategies to respond to the changed conditions in the After-Market which have resulted in improved 1998 operating results. However, there is no assurance that other changes in supply relationships will not occur in the future.

Results of Operations

        NET SALES. Net Sales increased by approximately $3,708,000 or 10%, and by approximately $11,455,000 or 10%, respectively, in the quarter and nine months ended September 30, 1998, as compared to the corresponding quarter and nine months of 1997. These sales increases were due to a strengthening in consumer demand for the products that the Company sells, and, to the acquisition, in May 1998, of the aftermarket wholesale distribution business of Marine Distributors, Inc., which resulted in an increase in the Company's marine product sales.

        GROSS MARGIN. The Company's gross margin increased to 15.1% of net sales in the three months ended September 30, 1998 from 13.6% for the same period of 1997. In the nine months ended September 30, 1998, the Company's gross margin increased to 16.5% of net sales from 14.5% in 1997. These increases were due primarily to (i) price increases on selected products that the Company sells, and (ii) the impact of fixed costs on a higher sales base.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. As a percentage of net sales, selling, general and administrative expenses decreased to 13.2% for the third quarter of 1998 from 13.7% in the comparable quarter of 1997. In the nine months ended September 30, 1998, these expenses decreased to 12.3% of net sales from 13.9% for the same period of 1997. These decreases were primarily the result of reductions in advertising and telephone expenses, and costs savings resulting from a restructuring of the Company's sales force.

        OPERATING INCOME. Due to the combined effects of the increases in sales and gross margin during the third quarter and nine months ended September 30, 1998, the Company increased its operating profits to $775,000 in the quarter ended September 30, 1998 from an operating loss of $56,000 for the same quarter of 1997 and to $5,209,000 for the nine months ended September 30, 1998 as compared to $731,000 for the same nine month period of 1997.

        EQUITY IN NET EARNINGS OF AFFILIATED COMPANIES. For several years, the Company maintained ownership interests in several companies in related industries ("affiliated companies"). The Company's ownership interests in these affiliated companies were accounted for under the equity method of accounting, under which the Company included in its operating results, as "equity in net earnings (loss) of affiliates" its pro rata share of the net income of (or any loss incurred by) these companies. H. Burden Limited ("Burden"), a distributor of caravan and boating products in Western Europe, in which the Company had owned a 35% ownership interest, and HWH, Inc., a manufacturer of hydraulic leveling devices and other products for RVs, in which the Company held a 34% ownership interest ("HWH), accounted for substantially all of the Company's equity in the net earnings of affiliates. In the third quarter of 1997, the Company sold its ownership interest in Burden for a cash price of $4,198,000; and in early 1998, it sold its ownership interest in HWH for a cash price of $5,338,000, in order to provide funds to support the growth of the Company's core business of distributing aftermarket products in North America. As a result, equity in the net earnings of affiliates was immaterial in the third quarter and nine months ended September 30, 1998 and is not expected to be material to the Company's operating results in the future.

        INTEREST EXPENSE. In the quarter ended September 30, 1998, interest expense declined by $180,000 or 23%, as compared to the same quarter of 1997. Interest expense for the nine months ended September 30, 1998 decreased by $511,000 or 19%, as compared to the same period of 1997. These decreases were the result of reductions in average long-term borrowings outstanding during the first nine months of 1998 as compared to 1997, which were funded primarily with the net proceeds to the Company of the sales of its investments in Burden and HWH and, to a lesser extent, internally generated funds. The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

Liquidity and Capital Resources

        The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company may borrow up to the lesser of (i) $35,000,000 (subject to a seasonal reduction to $30,000,000 between October 1 and January 1 of each year), or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate plus 0.75% or, at the Company's option but subject to certain limitations, borrowings under the credit facility will bear interest at the bank's available LIBOR rate, plus 2.5% per annum. During the first nine months of 1998, borrowings under the Company's revolving line of credit decreased by $5,891,000, as compared to $3,508,000 in the same period of 1997 and, at October 21, 1998, outstanding borrowings under the revolving credit facility were approximately $20,000,000. The reductions were due primarily to the use of the net proceeds from the sale of the Company's shares of HWH in the first quarter of 1998, and from the sale of the Company's shares in Burden in the third quarter of 1997, to reduce outstanding bank borrowings. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

        The Company made principal reduction payments of $2,333,000 on its outstanding senior subordinated notes (the "Subordinated Notes") in each of 1998 and 1997, principally with borrowings under its long-term bank credit facility. A final principal payment, in the amount of $2,334,000, is payable in June 1999.

        The Company believes that available credit under its revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements and other cash requirements over the next twelve months.

        During the nine months ended September 30, 1998, reductions in inventories, increases in accounts payable and net income enabled the Company to generate cash from operating activities of $4,713,000 as compared to $4,765,000 in the same nine months of 1997.

        Net cash provided by investing activities was $4,038,000 in the nine months ended September 30, 1998, as compared to $3,519,000 in the same period of 1997. During the first quarter of 1998, the Company received proceeds of $5,338,000 for the sale of its investment in HWH. During the third quarter of 1997, the Company received proceeds of $4,024,000 from the sale of its investment in Burden. In addition, in May 1998, the Company used cash of $1,142,000 to acquire the inventory of Marine Distributors, Inc., a distributor of marine products. Capital expenditures were $137,000 in 1998 and $319,000 in 1997.

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

        Generally, the Company has been able to pass inflationary price increases on to its customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increase in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for the Company's products.

Year 2000

        The Year 2000 issue ("Y2K") is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase I, which has been completed, involved the identification of those operational areas in which the Company had exposure to Y2K issues. Phase II involves the development and implementation of action plans to be Y2K compliant in those areas, which is scheduled to be completed by late 1998. Phase III, to be completed by mid-1999, involves the final testing of each major area of exposure to ensure compliance. The Company currently is proceeding with Phase II of its Y2K program and has identified, and arranged for the installation in early 1999 of, new Y2K compliant information systems to replace existing, non-compliant systems, at a cost estimated to be approximately $1,600,000. The Company expects to be able to finance the costs primarily through equipment leasing or purchase money financing arrangements.

        Phase III of the Company's compliance program, consisting of compliance testing of the new systems, will begin shortly after their installation The Company also has contacted its service providers, including its banks, and its suppliers and customers that have computer and information systems the failure of which could have a significant impact on the Company. Most of these third-party service providers and suppliers and customers have advised the Company that they expect to be Y2K compliant by the end of 1999.

                        --------------------------------


        This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that the Company sells; and the risks that the costs of resolving Y2K issues could prove to be greater than currently anticipated or that the Company's efforts to resolve those issues in a timely manner could prove to be unsuccessful. For information concerning such factors and risks, see the foregoing discussion in this section of this Report titled, "Management's Discussion and Analysis of Financial Condition and Results of Operation." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS FOR VOTE OF SECURITY HOLDERS

        (a) The Company's Annual Meeting of Stockholders was held on August 11, 1998.

        (b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election and the number of votes withheld. The election was uncontested and there were no broker non-votes in the election.

        DIRECTORS ELECTED AT THE ANNUAL MEETING:


            Name of                   Number of            Number of
       Nominee/Director              Votes "For"       Votes "Withheld"
       ----------------              -----------       ----------------
       Robert S. Throop               4,412,651           215,282

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a) Exhibits.

            Exhibit 11.1 Computation of Earnings (Loss) Per Share for the quarter and nine months, ended September 30, 1998 and 1997.

            Exhibit 27.   Financial Data Schedule.

        (b) Reports on Form 8-K.

            None.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 1998                     THE COAST DISTRIBUTION SYSTEM, INC.



                                             By: /s/ SANDRA A. KNELL
                                                 -------------------------------
                                                     Sandra A. Knell
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                 Sequentially
Exhibit                                                          Numbered Page
-------                                                          -------------
Exhibit 11.1   Computation of Income (Loss) Per Share                 12
               for the Quarter and the Nine Months,
               ended September 30, 1998 and 1997

Exhibit 27.    Financial Data Schedule                                14