Form 10-K405
period 1998-12-31
COAST DISTRIBUTION SYSTEM INC
filed 1999-03-31
CIK 728303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _______ to _____
                          Commission file number 1-9511

                       THE COAST DISTRIBUTION SYSTEM, INC.
             (Exact name of Registrant as specified in its charter)

                  Delaware                               94-2490990
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation or organization)

350 Woodview Avenue, Morgan Hill, California               95037
   (Address of principal executive offices)              (Zip Code)

                                 (408) 782-6686
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, without par value                American Stock Exchange
-------------------------------      -------------------------------------------
        (TITLE OF CLASS)             (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

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

         As of March 17, 1999, the aggregate market value of the Common Stock held by non-affiliates was approximately $11,466,000.

         As of March 17, 1999, a total of 5,279,854 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its 1999 Annual Meeting which is expected to be filed on or before April 30, 1999.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K ("Report") contains forward-looking information which reflects management's current views of the Company's future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effects on future performance of changing product supply relationships in the recreational vehicle industry and the uncertainties created by those changes; increased price competition within the industry; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe winter weather conditions, all of which can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells; and the Company's reliance on borrowings to fund a substantial portion of its working capital requirements and capital expenditures. For information concerning such factors and risks, see "Business - Products; Arrangements with Manufacturers; Competition; and Certain Factors That Could Affect Future Performance" in Part I, Item 1 of this Report; and "Management's Discussion and Analysis of Financial Condition and Results of Operation" in Part II of this Report. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Coast Distribution System, Inc. (the "Company") was incorporated in California in 1977, and reincorporated in Delaware in 1998. The Company is the largest supplier of replacement parts, supplies and accessories for recreational vehicles ("RVs"), and one of the largest suppliers of replacement parts, supplies and accessories for boats, in North America. The Company supplies more than 25,000 products and serves more than 15,000 customers throughout the United States and Canada, from 14 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida, Wisconsin and Alaska and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note H to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for certain information regarding the respective operating results of the Company's operations in the United States and Canada in 1997 and 1998. The Company's customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers ("After-Market customers"), who resell the products they purchase from the Company, at retail, to consumers that own or use RVs and boats.

         In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of products that have been designed specifically for the Company by independent product design firms and are manufactured for the Company, generally on an exclusive basis, by a number of different independent manufacturers ("proprietary products"). These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers. The Company is able to obtain the proprietary products at prices that generally are below those it would have to pay for functionally equivalent brand name products. See "Business--Products--Proprietary Products."

         Although initially designed for sale to After-Market customers, a number of the Company's more recently designed proprietary products also are suitable for installation as original equipment on RVs and boats at the time of their manufacture. In addition, a number of the proprietary products have applications in markets other than the RV and boating markets, such as the automobile or leisure products markets. As a result, in 1997 the Company established the DTS Manufacturing Division within the Company (the "DTS Division") to implement programs to market and sell those proprietary products to RV and boat manufacturers and to retail dealers and mass merchandisers in other markets. Utilizing distinctive brand names and packaging, these proprietary products are marketed separately, as products that are distinct, from the proprietary products that are sold by the Company to RV and boating After-Market customers. The DTS Division also will be identifying opportunities to design and arrange for the manufacture of new proprietary products that can be installed as original equipment on RVs and boats or that have applications in other markets. To date, the operating results of the DTS Division have not been material. The Company's RV and boating After-Market products business will continue to market proprietary products designed for RV and boating After-Market customers, under the name "Coast Distribution."

         To provide its customers with a high level of service, the Company utilizes a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to the Company, and enables the Company to prepare and invoice most orders within 24 hours of receipt. The Company also has established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. The Company believes that the breadth of its product lines, the proprietary products it is able to offer to its customers, the computer integration of its operations and the customer support programs it offers, distinguish it from other distributors of RV and boating parts, supplies and accessories. See "Business - Marketing and Sales."

SALE OF INVESTMENTS

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

         The sale of the Company's investment in Burden took place in the latter half of 1997 for a cash price to the Company of $4,198,000, plus a right to receive additional cash payments of up to $330,000 upon satisfaction of certain contingencies. The sale of the Company's investment in HWH was completed in early 1998 for a cash price to the Company of $5,388,000. The proceeds of both sales were used to reduce borrowings, pending use of the funds in its business. For financial reporting purposes, the Company recorded losses, in 1997, on the sales of its investments in Burden and HWH of $525,000 and $1,669,000, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

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

         The Company continues to retain ownership interests in two foreign distributors of RV parts, supplies and accessories, located respectively in Sydney, Australia and Mexico City, Mexico. Both of these distributors are small, each with annual sales in 1998 of less than $2,500,000, and neither of them is material to the Company's operations or financial condition. The Company's investments in these two companies are accounted for under the equity method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II of this Report.

THE PARTS, SUPPLIES AND ACCESSORIES MARKETS

         Many manufacturers of replacement parts, supplies and accessories rely on independent distributors, such as the Company, to market and distribute their products or to augment their own product distribution operations. Distributors relieve manufacturers of a portion of the costs associated with distribution of their products while providing geographically dispersed selling, order processing and delivery capabilities. At the same time, distributors offer retail dealers access to a broad line of products and the convenience of rapid delivery of orders.

         The market for RV parts, supplies and accessories distributed by the Company includes both RV dealers and RV product supply stores and service centers. Optional equipment and accessories, such as awnings, trailer hitches, air conditioning units, water heaters and other appliances make up a large proportion of the Company's sales to RV dealers, while RV replacement parts, maintenance supplies and smaller accessories make up a larger proportion of the Company's sales to supply stores and service centers. Although supply stores and service centers generally purchase lower cost products than those sold to RV dealers, supply stores and service centers generally order more frequently and purchase a wider variety of products than do RV dealers. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See "Business - Products."

         Sales to RV and boat dealers generally have been more sensitive to changes in economic conditions than have sales to supply stores and service centers. During periods of higher interest rates or unemployment, consumers are likely to postpone purchases of higher priced items such as RVs and boats and higher priced accessories and convenience items such as appliances, awnings and hitches. By contrast, continued demand among RV and boat owners for repair parts and supplies, and increases in the total number of RVs and boats in use, have increased the "aftermarket" for repair and maintenance items and for specialty products and supplies. In addition, RV manufacturers have been increasing the number of accessories that they install in their vehicles as original equipment at the time of manufacture. As a result, in recent years sales of accessories to RV dealers have come to represent a less significant percentage of the total product sales of After-Market distributors, such as the Company.

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

PRODUCTS

         General. The Company carries a full line of more than 15,000 RV parts, supplies and accessories which it purchases from more than 500 manufacturers. RV products distributed by the Company include awnings, antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized RV housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, mirrors and compressors. The Company also distributes various replacement parts and supplies for manufactured housing, including tie-downs, skirting, windows and doors.

         The Company stocks boating and marine parts, supplies and accessories at 13 of its 14 warehouse and distribution centers in the United States and at all 4 of its distribution centers in Canada. Boating and marine products distributed by the Company include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment.

         Proprietary Products. In order to improve its competitive position and increase its profitability, the Company has introduced into the marketplace a growing number of proprietary products, which are manufactured specifically for the Company, generally on an exclusive basis, by a number of different manufacturers. The proprietary products, which are designed for the Company by independent professional product design firms or by the independent manufacturers retained to manufacture the products for the Company, include trailer hitches, plastic wastewater tanks, portable toilets and toilet chemicals, vent lids and stabilizing jacks. These proprietary products are marketed by the Company under its own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of distributors and into other markets. However, the Company's proprietary products currently lack the name brand recognition that many competitive products have, which may have a limiting effect on unit sales of and on the prices that the Company is able to charge for such products. This lack of brand name recognition also means that the costs to the Company of marketing the proprietary products generally is greater than for brand-name products, which somewhat offsets the margin advantage of the proprietary products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

         The DTS Division. Although the Company's proprietary products were initially designed for sale to After-Market Customers, a number of those products also are suitable for installation as original equipment on RVs and boats at the time of their manufacture or have applications in markets other than the RV and boating markets, such as the automobile and leisure products markets. As a result, in 1997 the Company established the DTS Manufacturing Division within the Company (the "DTS Division"), to implement programs to market and sell those proprietary products to RV and boat manufacturers and to retail dealers and mass merchandisers in other markets. Utilizing distinctive brand names and packaging, these proprietary products are marketed separately, as products that are distinct from the proprietary products that are sold by the Company's "Coast Distribution" Division to RV and boating After-Market Customers. The DTS Division also will be identifying opportunities to design and arrange for the manufacture of new proprietary products that can be installed as original equipment on RVs and boats or that have applications in other markets. To date, the operating results of the new DTS Division have not been material.

MARKETING AND SALES

         The Company's customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new RVs and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. The Company is not dependent on any single customer for any material portion of its business. No single customer accounted for as much as 5% of the Company's sales in 1996, 1997 or 1998.

         Customer Service Center and Computerized Order Entry and Warehousing System. The Company has designed and implemented a computer-based order entry and warehousing system which enables its larger customers to transmit orders electronically to the Company's central computers and also enables the Company to prepare, ship and invoice most customer orders within 24 hours of receipt.

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

DISTRIBUTION

         The Company's regional warehouse and distribution centers in North America carry an inventory of up to approximately 15,000 RV parts, supplies and accessories. In addition, at 13 of the Company's distribution centers in the United States and at all 4 of its distribution centers in Canada, the Company carries, in varying quantities, up to approximately 10,000 boating and marine parts, supplies and accessories. Each regional distribution center is operated as a separate profit center.

         The Company relies primarily on independent freight companies to ship its products.

ARRANGEMENTS WITH MANUFACTURERS

         General. The products which the Company distributes are purchased by it from more than 600 different manufacturers. As is typical in the industry, in most instances the Company acquires its products on a purchase order basis and has no guaranteed price or delivery agreements with manufacturers, including the manufacturers that supply proprietary products to the Company. As a result, short-term inventory shortages can occur. The Company sometimes chooses to carry only a single manufacturer's products for certain of the brand-name product lines that it sells, although comparable products usually are available from multiple sources. In addition, each of the proprietary products is obtained by the Company from a single source manufacturer, although in most instances the Company owns the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the inability to readily obtain alternative product supply sources in the event a single source supplier were to encounter quality or other production problems or were to terminate its supply arrangement with the Company, which can, and in 1996 and 1997 did, adversely affect the Company's sales, as certain of its manufacturers were unable to meet the Company's product requirements (see "Recent Changes in Relationships With Manufacturers").

         No manufacturer or supplier of products to the Company accounted for more than 5% of the Company's product purchases in 1998, other than Airxcel, Inc. (formerly "Recreation Vehicle Products, Inc.") ("RVP"). RVP has, since 1996, supplied the Company with RV air conditioners sold under the Coleman(R) brand name and awnings under the Faulkner(R) brand name, under a multi-year product supply agreement. In 1998, the products supplied by RVP accounted for approximately 17% of the Company's net sales. In the later half of 1998, with the consent of RVP, the Company obtained a new supplier of awnings in place of RVP. As a result, beginning in 1999 the Company will be purchasing only air conditioners from RVP and expects that the percentage of total product purchases accounted for by RVP will decline.

         Manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

         Recent Changes in Relationships Affecting the After-Market. During the past three years some manufacturers of RV products have chosen to integrate their operations vertically to include distribution. As a result those manufacturers, which formerly had been a source of products for the Company and other distributors have become competitors. One of those manufacturers, Dometic Corporation ("Dometic"), which had supplied the Company with its requirements for air conditioners, awnings and refrigerators that had accounted for more than 20% of the Company's annual sales, began distributing their products directly to retail dealers and, therefore, became a competitor of the Company (as well as a competitor of other distributors) in 1996. In addition, some boating product distributors have vertically integrated their operations by opening an increasing number of retail establishments. The Company, itself, has become a designer and supplier of products that are manufactured for it by contract manufacturers and, therefore, has become a competitor of RV and boating product manufacturers, which led certain manufacturers to terminate their supply relationships with the Company. Finally, manufacturers of recreational vehicles and boats are installing an increasing number of accessories, that had formerly been sold primarily as After-Market products, into the vehicles or boats as original equipment at the time of their manufacture, which has had an adverse impact on sales of products by distributors, including the Company. These developments led to realignments of relationships among manufacturers, distributors and retail dealers within the After-Market that resulted in supply problems and product shortages for the Company in 1996 and, as a result, adversely affected the Company's operating results in 1996 and 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         In addition, since 1996 the Company has been encountering increased price competition from other wholesale distributors of branded products that compete with the Company's proprietary products. That increased price competition continued well into 1997 and contributed to the declines in the Company's sales and operating income in 1997.

         The Company resolved its supply problems during the second half of 1997 and during 1998, the Company was able to implement selected price increases on the products it sells. As a result, the Company was able to increase its sales by nearly 10% and increase its gross margin to 16.3% in 1998, from 13.7% in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

CERTAIN FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

    Changes in Industry Supply Relationships Have Increased Competition and Caused Problems for Us in the Past; They May Do So Again in the Future.

    Since 1996, significant changes have occurred in the product supply relationships within the RV accessories market. These changes led to increased competition and, in 1996, created supply problems for us, which adversely affected our sales and margins in 1996 and 1997. In the future, additional changes in relationships among participants in the RV and boating After-Market may increase competition, create uncertainties or produce supply problems for us. These changes may affect others in the industry as well. See "Business-Products; Arrangements with Manufacturers; and Competition" in Part I of this Report and "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

    Our Business is Seasonal and is Subject to Various Economic and Climatic Influences.

    Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by weather conditions. As a result, our sales and operating results ordinarily decline in the winter months and we sometimes incur losses in the first and fourth calendar quarters of the year. Purchases and usage of RVs and boats also are affected by consumers' level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, our sales and operating results can be, and in the past have been, adversely affected by the following:

    o Economic recessions, which affect the willingness of consumers to purchase and use their RVs and boats;

    o Increases in interest rates which affect the availability and affordability of financing for RVs and boats;

    o Increases in the costs and supply shortages of gasoline which affect the costs of using RVs and boats; and

    o Unusually severe or extended winter weather conditions, which can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions.


    We Finance Growth through Borrowing; We have Significant Debt Service Requirements.

We have financed our growth primarily with bank borrowings and institutional debt financing. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Although our 1998 operations generated approximately $5,194,000 of positive cash flow, and we expect to fund our 1999 working capital requirements and capital expenditures with internally generated funds and borrowings under our revolving bank credit line, our outstanding borrowings could harm us in the future. Among other things, (i) we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities; and (ii) we need a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Therefore, our existing debt makes us more vulnerable to general economic downturns and competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

EMPLOYEES

         At December 31, 1998, the Company had approximately 360 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company's employees is represented by a labor union. The Company believes that its relations with employees are good.

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

                                        SQUARE
     GEOGRAPHIC LOCATION                FOOTAGE     LEASE EXPIRATION DATE
---------------------------------    ----------     ---------------------
Visalia, California..............       70,000      February 28, 2007
Fort Worth, Texas................       90,670      April 30, 1999
San Antonio, Texas...............       27,300      April 30, 2001
Denver, Colorado.................       50,000      September 30, 1999
Elkhart, Indiana.................      109,000      December 31, 1999
Lancaster, Pennsylvania..........       64,900      February 29, 2004
Atlanta, Georgia.................       66,800      August 31, 2004
Tampa, Florida...................       53,100      September 30, 2003
Phoenix, Arizona.................       36,500      March 31, 2002
Salt Lake City, Utah.............       37,800      March 31, 2000
Portland, Oregon.................       72,000      Owned
Albany, New York.................       52,500      April 30, 2004
Eau Claire, Wisconsin............       36,000      July 31, 2001
Anchorage, Alaska................       13,200      December 31, 1999
Montreal, Quebec.................       40,715      January 1, 2000
Toronto, Ontario.................       34,020      December 1, 2001
Calgary, Alberta.................       30,750      December 1, 2003
Vancouver, British Columbia......       22,839      June 1, 2004

         In March 1999, the Company relocated its executive offices from San Jose to Morgan Hill, California, a suburb of San Jose, where it now leases 26,000 square feet of office space. The Company's address is now 350 Woodview Avenue, Morgan Hill, California 95037 and its telephone at that location is
(408) 782-6686.

         The Company also leases 1,500 square feet of office space in Seattle, Washington where the Company maintains a sales office.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF REGISTRANT

NAME                             AGE                       POSITION
----                             ---                       --------
Thomas R. McGuire...........     55     Chairman of the Board and Chief Executive Officer

Sandra A. Knell.............     41     Executive Vice President - Finance and Chief Financial
                                        Officer and Secretary

Jeffrey R. Wannamaker.......     38     Executive Vice President - Operations and President of the
                                        Coast Distribution Division of the Company

David A. Berger.............     45     Executive Vice President - Marine Sales and Marketing

Dennis A. Castagnola........     51     Senior Vice President - Proprietary Products and President
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

         DAVID A. BERGER. Mr. Berger served as Executive Vice President - Marketing from May 1988 until September 1993. Due to the growth of the Company's marine products sales, in September 1993 the Company's marketing department was restructured into two separate departments, one for marine products and the other for RV products, and Mr. Berger was placed in charge of marketing for the Company's marine products division. From August 1986 to May 1988, Mr. Berger was Senior Vice President Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories acquired by the Company in 1985.

         DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his position of Senior Vice President-Proprietary Products in May 1994, in which he directs the Company's proprietary products program. From September 1993 until May 1994, he served as Senior Vice President - RV Sales and Marketing. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company's Portland, Oregon Distribution Center. In 1997, Mr. Castagnola was appointed as President of the Company's new DTS Division which markets and supplies proprietary products to RV and boating manufactures and to customers in markets other than the RV and boating After-Market.

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

                                               HIGH            LOW
                                               ----            ---
         1998:

            First Quarter............         $3 25           2.00
            Second Quarter...........          5.00           2.75
            Third Quarter............          4.31           2.50
            Fourth Quarter...........          3.00           2.00

         1997:

            First Quarter............         $4.63          $3.63
            Second Quarter...........          3.75           2.19
            Third Quarter............          4.00           3.25
            Fourth Quarter...........          4.50           2.88

         On March 17, 1999, the closing price per share of the Company's common stock on the American Stock Exchange was $2.75. There were approximately 1,265 holders of record of the Company's common stock as of March 1, 1999.

DIVIDENDS

         The Company has a policy of retaining earnings to support the growth of its business and, therefore, does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends by the Company is restricted by its loan agreements. See Note E to the Company's Consolidated Financial Statements.

         During the first quarter of 1999, the Company received the consent from its bank lender for and then inaugurated a program to repurchase up to 5% of the Company's outstanding shares. A total of approximately 450,000 shares of common stock were purchased pursuant to this program at a total cost to the Company of $1,470,000. See Note O to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected operating data set forth below for the fiscal years ended December 31, 1998, 1997 and 1996, and the selected balance sheet data at December 31, 1998 and 1997, are derived from the Company's audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements. The selected financial data for the fiscal years ended December 31, 1995 and 1994 and at December 31, 1996, 1995, and 1994 are derived from audited financial statements which are not included in this report.

                                                YEAR ENDED DECEMBER 31,
                             -------------------------------------------------------------
                                1998        1997         1996         1995         1994
                             ---------    ---------    ---------    ---------    ---------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating Data:
Net Sales.................   $ 148,680    $ 135,952    $ 139,286    $ 169,559    $ 177,774
Cost of sales (including
 distribution costs)......     124,452      117,272      118,361      138,806      146,987
                             ---------    ---------    ---------    ---------    ---------
          Gross margin....      24,228       18,680       20,925       30,753       30,787
Selling, general and
 administrative expenses..      20,301       20,147       21,525       22,260       23,216
                             ---------    ---------    ---------    ---------    ---------
     Operating margin.....       3,927       (1,467)        (600)       8,493        7,571

Equity in net earnings of
 affiliated companies.....        (170)         673        1,529        1,204        1,237
Other Income (expense)....      (2,704)      (5,775)      (1,246)      (4,271)      (3,395)
                             ---------    ---------    ---------    ---------    ---------
Earnings (loss) before
 income taxes.............       1,053       (6,569)        (317)       5,426        5,413
Income taxes (credits)....         927       (1,303)        (194)       2,082        1,828
                             ---------    ---------    ---------    ---------    ---------
Net earnings (loss).......   $     126    $  (5,266)   $    (123)   $   3,344    $   3,585
                             =========    =========    =========    =========    =========
Net earnings (loss)
 per share-diluted(1).....   $     .02    $   (1.01)   $    (.03)   $     .64    $     .70
                             =========    =========    =========    =========    =========
Weighted average number
 of shares................       5,282        5,239        5,198        5,206        5,186
                             =========    =========    =========    =========    =========

                                                  AS OF DECEMBER 31,
                             -------------------------------------------------------------
                                1998        1997         1996         1995         1994
                             ---------    ---------    ---------    ---------    ---------
                                          (IN THOUSANDS EXCEPT PER SHARE DATA)
Balance Sheet Data:
Working capital............. $  42,937    $  48,999    $  45,639    $  50,004    $  42,127
Total assets................    66,813       72,663       88,442       92,136       85,957
Long-term obligations(2)....    23,175       29,726       33,771       38,376       32,624
Shareholders' equity .......    33,831       33,996       39,450       39,392       35,722

------------
(1) Basic and diluted earnings (loss) per share were identical in each of the years presented. See Note J to the Company's Consolidated Financial Statements.
(2) Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Factors Generally Affecting Sales of RV and Boating Products. The Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles ("RVs"), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments, and new and used recreational vehicle and boat dealers ("After-Market customers"). The Company's sales are affected primarily by (i) usage of RVs and boats and (ii) sales of new RVs and boats, because consumers often "accessorize" their RVs and boats at the time of purchase.

         The usage and the purchase, by consumers, of RVs and boats, depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of recreational vehicles and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, increases in gasoline prices which adversely affect the costs of using RVs and boats, and weather conditions.

         Over the past three years, the recreational products after-market in North America has become increasingly competitive, as participants in the after-market have sought to reduce their costs of goods and their prices and to increase market share. The Company, itself, was one of the first after-market participants to change its business by designing and arranging for the manufacture, by third party contract manufacturers, in North America, Europe and Asia, of a growing line of proprietary products that it is able to obtain at lower costs than functionally equivalent products from traditional sources. Over this same period, some product manufacturers have chosen to integrate their operations vertically to include distribution as well as manufacturing, thereby becoming competitors of the Company and other distributors. Additionally, RV and boat manufacturers are increasingly installing, as original equipment on the RVs and boats which they manufacture, products, such as air conditioners and awnings and other accessories, that had previously been sold almost exclusively in the After Market. These developments resulted in significant changes in supply relationships within the recreational products after-market and adversely affected the Company's operating results in 1997 and 1996. During 1997 the Company began to implement strategies to respond to the changed conditions in the After-Market. Those strategies enabled the Company to improve its operating results in 1998 (see "Selected Financial Data"). However, there is no assurance that other changes in supply relationships, adverse to the Company, will not occur in the future.

         Sale of Burden and HWH Investments. In September 1997, the Company sold its minority ownership interest in H. Burden Limited ("Burden"), which distributed RV and boating accessories, parts and supplies in Western Europe, for a cash purchase price of $4,198,000, plus a right to receive additional payments of up to $330,000 if certain contingencies were satisfied. In early 1998, the Company completed the sale of its minority ownership interest in HWH Corporation, a privately owned manufacturer of after-market products for recreational vehicles ("HWH"), for a cash price of $5,388,000. Although the amounts received from each of these sales exceeded the Company's cost of acquiring those investments; for financial reporting purposes, the Company reported (non-cash) losses on these sales of $524,000 and $1,669,000, respectively, because the carrying values of those investments had been increased over the years by the Company's proportionate share of the earnings of Burden and HWH. Those earnings were included in the Company's results under the equity method of accounting. See, Business - Sale of Investments" in Part I of this Report.

RESULTS OF OPERATIONS

         Net Sales. Net sales in 1998 increased by approximately $12,728,000 or 9.4% as compared to 1997, due primarily to a strengthening in consumer demand for the products that the Company sells, new marketing programs implemented by the Company and the acquisition, in May 1998, of the aftermarket wholesale distribution business of Marine Distributors, Inc., which resulted in an increase in the Company's marine product sales.

         In 1997, net sales decreased by approximately $3,334,000 or 2.4% as compared to 1996, due primarily to (i) the continuing adverse effects of the changes in supply relationships that occurred in 1996; (ii) continued increased price competition that began in 1996; and (iii) adverse weather conditions which affected the Northern United States and Canada beyond the winter months and into the second quarter of 1997.

         Gross Margin. The Company's gross margin increased to 16.3% of net sales in 1998 from 13.7% in 1997. This increase was due primarily to (i) selected price increases on the products that the Company sells, and (ii) the impact of fixed costs on a higher sales base.

         The Company's gross margin decreased to 13.7% of net sales in 1997 as compared to 15.0% in 1996 due to (i) changes in product mix to a greater proportion of lower margin products, and (ii) the impact of fixed costs on a lower sales base, the combined effect of which more than offset the more favorable margins which the Company realizes on sales of its proprietary products.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses declined to 13.7% in 1998 from 14.8% in 1997 and 15.5% in 1996. These decreases were due primarily to increased sales in 1998, a reduction of the Company's telephone expenses in each year, and, in 1997, the expiration of certain non-competition agreements that were obtained by the Company in connection with its acquisition of other businesses in previous years.

         Operating Income. Due to the combined effects of the increases in sales and gross margin during 1998, the Company's operating income increased to $3,927,000 in 1998 as compared to losses from operations of $1,467,000 in 1997 and $600,000 in 1996. This increased loss was attributable to the decline in sales and gross margin in 1997 as compared to 1996.

         Equity in Net Earnings of Affiliated Companies. For several years, the Company maintained minority ownership interests in several companies in related industries ("affiliated companies"). The Company's ownership interests in these affiliated companies had been accounted for under the equity method of accounting, under which the Company included in its operating results, as "equity in net earnings (loss) of affiliates," its pro rata share of the net income of or any loss incurred by these companies. H. Burden Limited ("Burden"), a distributor of caravan and boating products in Western Europe, in which the Company had owned a 35% ownership interest, and HWH, Inc., a manufacturer of hydraulic leveling devices and other products for recreational vehicles, in which the Company held 34% ownership interest ("HWH"), accounted for substantially all of the Company's equity in the net earnings of affiliates. In the second half of 1997 the Company sold its ownership interest in Burden for a cash price of $4,198,000; and, in early 1998, it sold its ownership interest in Burden for a cash price of $5,338,000, in order to provide funds to support the growth of the Company's core business of distributing after-market products in North America. See "Business - Sale of Investments" in Part I of this Report. As a result, equity in the net earnings of affiliates is not expected to be material to the Company's operating results in the future.

         Other Expense. Interest expense is the most significant component of Other Income and Expense. During 1998 interest expense decreased by $674,000 or 20%, as compared to 1997. This decrease was the result of reductions in average long-term borrowings outstanding as compared to 1997. Those reductions were funded with proceeds from the sales of the Company's investments in Burden and HWH and, to a lesser extent, internally generated funds. During 1997, interest expense decreased by $264,000 or 7% as compared to 1996. This decrease was due to the Company's inventory reduction program and the sale, in the latter half of 1997, of its investment in Burden.

         The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

         Income Taxes. The Company's effective income tax rate in 1998 was 88%. The substantial increase in that rate, as compared to 1997 and 1996 was due primarily to (i) an increase in non-tax deductible expenses as a percentage of pre-tax income; and (ii) an increase in income generated by the Company's Canadian subsidiary, because such income is taxed at higher rates in Canada than the income tax rates applicable in the United States. The Company expects that its effective income tax rate will be lower in 1999.

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

         At March 16, 1999 outstanding borrowings under the bank credit facility were approximately $31,400,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

         Borrowings under the Company's credit facility decreased by $3,876,000 in 1998, as compared to a decrease of $2,835,000 in 1997. The Company made principal payments of $2,333,000 on its outstanding senior subordinated notes in 1998 and 1997, principally with borrowings under its long term revolving bank credit facility. The remaining aggregate principal balance of the subordinated notes is $2,334,000, which is payable in June 1999.

         The Company believes that available credit under its revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital and cash requirements over the next 12 months.

         The Company generally uses cash for, rather than generating cash from, operations in the first half of the year, because the Company builds inventories, and accounts receivable increase, as its customers begin increasing their product purchases for the spring and summer selling seasons.

         The Company generated cash from operating activities of $5,194,000, $1,544,000 and $4,182,000 in 1998, 1997 and 1996 respectively. In 1998, the cash was generated primarily from net earnings and non-cash expenses and the receipt of income tax refunds arising from the taxable loss in 1997. The inventory reduction program, which the company initiated in 1996, generated cash of $1,267,000 in 1998, $5,612,000 in 1997 and $5,032,000 in 1996.

         Investing activities generated net cash of $3,294,000 in 1998, as compared to $3,615,000 in 1997 and net cash used in investing activities of $1,082,000 in 1996. During the first quarter of 1998, the Company received proceeds of $5,388,000 from the sale of its investment in HWH. In the second half of 1997, the Company received proceeds of $4,198,000 from the sale of its investment in Burden. The Company used cash of $1,142,000 in 1998 to acquire the inventory of Marine Distributors, Inc., a distributor of marine products, and $687,000 in 1996 to acquire additional shares of Burden. Capital expenditures were $258,000 in 1998, and $428,000 in 1997 and $305,000 in 1996. Capital
expenditures during these years related principally to the acquisition of warehouse equipment, the establishment and equipping of the national customer service center, and additional investments in data processing equipment.

         The Company leases the majority of its facilities and certain of its equipment under non-cancelable operating leases. In 1998, rent expense under all operating leases totaled approximately $2,900,000. The Company's future lease commitments are described in Note F to the Company's Consolidated Financial Statements contained elsewhere in this Report.

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

YEAR 2000

         The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase I, which has been completed, involved the identification of those operational areas in which the Company had exposure to Y2K issues. Phase II, which has also been completed, involved the development and implementation of action plans designed to achieve Y2K compliance. Phase III, to be completed during the third quarter of 1999, involves the final testing of each major area of exposure to confirm compliance.

         The Company recently replaced its existing computer systems with new or upgraded systems, as part of a capital equipment improvement program, to take advantage of improvements in computer technology and functionality that have occurred since the last major upgrading of its computer systems. Although the primary purpose of this program was not to address the Y2K Issue, the Company has been assured by its computer vendors and consultants that the new and upgraded systems are Y2K compliant. Most of the costs of the new and upgraded systems, which total approximately $2,000,000 and are being financed with bank borrowings or equipment lease financing, would have been incurred without regard to the Y2K Issue. As a result, the Company believes that the costs of achieving Y2K compliance will represent only a fraction of the costs of obtaining the new and upgraded systems and such costs will not have a material effect on the Company's financial condition or operating results.

         Based on currently available information, the Company believes that the impact of the Year 2000 Issue, as it relates to its internal computer systems, will not be material to the Company. However, notwithstanding the Company's Y2K compliance and testing programs, it will not be possible, until the beginning of 2000, to determine, with certainty, whether or not some processing problems or disruptions will occur that could cause delays in the processing, shipping and invoicing of customer orders, the processing and transmission of product purchase orders to and the receipt of products from vendors, and the gathering and analysis of financial data used by the Company in its operations. The impact of any such delays on the Company's operating results and financial condition cannot be accurately predicted, however, as this would depend on which computer systems are affected by, and the time it takes and expense that must be incurred to correct those problems.

         The Company currently expects that most of its vendors and customers that rely heavily on computer systems in transacting business with the Company, including public utilities that provide phone and other utility services to the Company and the financial institutions with which the Company has banking and borrowing relationships, will be Y2K compliant prior to the beginning of 2000. However, that expectation is based on information furnished to the Company by those vendors and customers, and the Company has no cost effective means of independently confirming that these third parties will, in fact, achieve Y2K compliance in sufficient time to avoid disruptions in their businesses that could affect the Company. As a result, the Company's business operations and its results of operations could be adversely affected, if any of its major vendors or customers fail to remedy their Y2K issues on a timely basis.

FOREIGN EXCHANGE AGREEMENTS AND RELATED MARKET RISKS

         The Company sometimes enters into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of its inventory purchases in Canada for its Canadian operations. The gains and losses on these contracts are reflected in earnings in the period when the transactions being hedged are recognized. The Company believes that these agreements do not subject the Company to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 1998, there were no such agreements outstanding.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998

                                                                              PAGE
                                                                              ----
Consolidated Financial Statements:

         Report of Independent Certified Public Accountants.................   16

         Consolidated Balance Sheets, December 31, 1998 and 1997............   17

         Consolidated Statements of Operations for the Years Ended
         December 31, 1998, 1997 and 1996...................................   18

         Consolidated Statements of Cash Flows
         for the Years Ended December 31, 1998, 1997 and 1996...............   19

         Consolidated Statement of Shareholders' Equity for the
         Years Ended December 31, 1998, 1997 and 1996.......................   21

         Notes to Consolidated Financial Statements.........................   22

Financial Statement Schedules:

         Schedule II - Valuation and Qualifying Accounts
         for the Years Ended December 31, 1998, 1997 and 1996...............   30

 (Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders

The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

We have also audited Schedule I of The Coast Distribution System, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1998. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth herein.

/s/ Grant Thornton LLP

San Jose, California
March 11, 1999

                 CONSOLIDATED BALANCE SHEETS

As of December 31,                                          1998         1997
--------------------------------------------------------------------------------
                                                          (dollars in thousands)
ASSETS
    CURRENT ASSETS
            Cash                                          $    435    $    308
            Accounts receivable (less allowance for
                  doubtful receivables of $890 in
                  1998 and $1,080 in 1997)                  12,412      11,268
            Inventories                                     37,246      37,581
            Prepaid expenses                                   390         676
            Deferred income taxes                            1,823       1,980
            Investment in affiliate                             --       3,888
            Income tax refunds receivable                       45       1,703
                                                          --------    --------
                  Total current assets                      52,351      57,404

                                                             3,904       4,709
    PROPERTY, PLANT & EQUIPMENT
    OTHER ASSETS
            Investments in affiliates                          159         409
            Costs in excess of net assets of acquired
              businesses                                     8,086       8,466
            Other                                            2,313       1,675
                                                          --------    --------
                                                            10,558      10,550
                                                          --------    --------
                                                          $ 66,813    $ 72,663
                                                          ========    ========

LIABILITIES
    CURRENT LIABILITIES
            Accounts payable                              $  4,647    $  3,421
            Accrued liabilities                              2,071       2,226
            Current maturities of long-term obligations      2,696       2,758
                                                          --------    --------
                  Total current liabilities                  9,414       8,405

    LONG-TERM OBLIGATIONS                                   23,175      29,726
    DEFERRED INCOME TAXES                                      156         182
    COMMITMENTS                                                 --          --
    REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                   237         354

    SHAREHOLDERS' EQUITY
            Common stock, no par value; authorized
              10,000,000 shares; issued and
              outstanding, 5,279,854 shares in 1998
              and 5,246,879 shares in 1997                  19,640      19,559
            Cumulative translation adjustment                 (665)       (305)
            Retained earnings                               14,856      14,742
                                                          --------    --------
                                                            33,831      33,996
                                                          --------    --------
                                                          $ 66,813    $ 72,663
                                                          ========    ========

        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,                                  1998         1997         1996
------------------------------------------------------------------------------------------
                                                             (dollars in thousands,
                                                          except for per share amounts)
Net sales                                              $ 148,680    $ 135,952    $ 139,286
Cost of products sold (including distribution costs)     124,452      117,272      118,361
                                                       ---------    ---------    ---------
Gross margin                                              24,228       18,680       20,925
Selling, general and administrative expenses              20,301       20,147       21,525
                                                       ---------    ---------    ---------
Operating margin                                           3,927       (1,467)        (600)

Equity in net earnings of affiliated companies              (170)         673        1,529
Other income (expense)
    Interest expense                                      (2,662)      (3,336)      (3,600)
    Loss from sale of investments in affiliates               --       (2,193)          --
    Other                                                    (42)        (246)       2,354
                                                       ---------    ---------    ---------
Earnings (loss) before income taxes                        1,053       (6,569)        (317)
    Income tax provision (benefit)                           927       (1,303)        (194)
                                                       ---------    ---------    ---------
Net earnings (loss)                                    $     126    $  (5,266)   $    (123)
                                                       =========    =========    =========

Earnings (loss) per share:
    Basic                                              $     .02    $   (1.01)   $    (.03)
                                                       =========    =========    =========
    Diluted                                            $     .02    $   (1.01)   $    (.03)
                                                       =========    =========    =========


        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                      1998       1997       1996
---------------------------------------------------------------------------------------
                                                               (dollars in thousands)
Cash flows from operating activities:
    Net earnings (loss)                                    $   126    $(5,266)   $  (123)
    Adjustment to reconcile net earnings (loss) to net
      cash provided by operating activities:
         Depreciation                                          972      1,015      1,166
         Amortization                                          604        608      1,084
         (Loss) Gain from sale of equipment                     51         (9)       (62)
         Equity in net earnings of affiliated companies,
              net of dividends                                 170       (148)      (950)
         Loss from sale of investments in affiliates            --      2,193         --
         Deferred income taxes                                (344)       227       (110)
         Change in assets and liabilities net of
           effects from business acquisitions:
              Accounts receivable                           (1,144)     2,299     (1,202)
              Inventory                                      1,267      5,612      5,032
              Prepaids and tax refunds receivable            1,944       (924)      (505)
              Accounts payable                               1,226     (3,901)       (54)
              Accrued liabilities                              322       (162)       (94)
                                                           -------    -------    -------
                                                             3,615      2,924      3,177
                                                           -------    -------    -------
    Net cash provided by operating
           activities                                        5,194      1,544      4,182

Cash flows from investing activities:
    Proceeds from sale of equipment                             11         45        124
    Increase in other assets                                  (705)      (200)       (74)
    Acquisitions of businesses, net of cash acquired        (1,142)        --       (827)
    Proceeds from sale of investments in affiliates          5,388      4,198         --
    Capital expenditures                                      (258)      (428)      (305)
                                                           -------    -------    -------
         Net cash provided by (used in)
           investing activities                              3,294      3,615     (1,082)

Cash flows from financing activities:
    Net borrowings (repayments) under notes
      payable and line-of-credit agreements                 (5,376)    (2,835)    (1,068)
    Proceeds from issuance of long-term debt                    50        259        161
    Repayment of long-term debt                             (2,779)    (2,372)    (2,613)
    Issuance of common stock under employee
      stock purchase and stock option plans                     81        119        285
    Redemption of redeemable preferred stock
      of subsidiary                                            (96)      (103)      (106)
    Dividends on preferred stock of subsidiary                 (12)       (13)       (18)
                                                           -------    -------    -------
      Net cash used by financing activities                 (8,132)    (4,945)    (3,359)


        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                1998       1997       1996
-----------------------------------------------------------------------------------
                                                         (dollars in thousands)
Effect of exchange rate changes on cash              $  (229)   $  (120)   $   (28)
                                                     -------    -------    -------
NET INCREASE (DECREASE) IN CASH                          127         94       (287)

Cash beginning of year                                   308        214        501
                                                     -------    -------    -------
Cash end of year                                     $   435    $   308    $   214
                                                     =======    =======    =======

Supplemental disclosures of cash flow information:
            Cash paid during the year for:
                        Interest                     $ 2,671    $ 3,312    $ 3,733
                        Income taxes                    (920)      (608)       673

        The accompanying notes are an integral part of these statements.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                             Other
                                                 Common      Retained    Comprehensive
Three Years Ended December 31, 1998              Stock       Earnings    Earnings (Loss)    Total
---------------------------------------------------------------------------------------------------
                                                             (dollars in thousands)
Balance at January 1, 1996                       $ 19,155    $ 20,162      $     75        $ 39,392

Net loss for the year                                  --        (123)           --            (123)
Foreign currency translation adjustments               --          --           (86)            (86)
                                                                                           --------
Comprehensive Loss                                                                             (209)
                                                                                           --------
Issuance of common stock under employee
    stock purchase plan                               198          --            --             198
Exercise of stock options                              87          --            --              87
Dividends on preferred stock of subsidiary             --         (18)           --             (18)
                                                 --------    --------      --------        --------
Balance at December 31, 1996                       19,440      20,021           (11)         39,450

Net loss for the year                                  --      (5,266)           --          (5,266)
Foreign currency translation adjustments               --          --          (227)           (227)
Reclassification adjustment:
Gain on sale of investment in foreign entity           --          --           (67)            (67)
                                                                                           --------
Comprehensive loss                                                                           (5,560)
                                                                                           --------
Issuance of common stock under employee
    stock purchase plan                               119          --            --             119
Dividends on preferred stock of subsidiary             --         (13)           --             (13)
                                                 --------    --------      --------        --------
Balance at December 31, 1997                       19,559      14,742          (305)         33,996

Net earnings for the year                              --         126            --             126
Foreign currency translation adjustments               --          --          (360)           (360)
                                                                                           --------
Comprehensive loss                                                                             (234)
                                                                                           --------
Issuance of common stock under employee
  stock purchase plan                                  81          --            --              81
Dividends on preferred stock of subsidiary             --         (12)           --             (12)
                                                 --------    --------      --------        --------
Balance at December 31, 1998                     $ 19,640    $ 14,856      $   (665)       $ 33,831
                                                 ========    ========      ========        ========


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

   Buildings and improvements        12-40 years
   Warehouse and office equipment      5-7 years
   Automobiles                         3-5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Currently the amortization periods range from 5 to 15 years.

4. Revenue Recognition. Revenue from sales of product is recognized upon shipment.

5. Industry Segment. The Company operates in one industry segment which is the distribution of recreation- al replacement parts, supplies and accessories. The Company distributes its product from 18 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company's revenues in 1998, 1997, or 1996.

6. Intangible Assets. The costs in excess of net assets of acquired businesses are being amortized on a straight-line basis using periods ranging from four to thirty years. At December 31, 1998 and 1997, the accumulated amortization applicable to intangible assets was approximately $5,450,000 and $4,898,000 respectively. On an ongoing basis, management reviews the valuation and amortization of intangibles. As part of this review, the Company evaluates the recoverability of the intangibles based upon the cash flows generated by the related acquired businesses to determine if impairment has occurred.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of shareholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of the Company's Canadian subsidiary is the Canadian dollar.

8. Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of its subsidiary. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 1998, there were no forward exchange contracts outstanding.

9. Income Taxes. The Company provides a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur.

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

11. Comprehensive Income. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," Statement 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components. Statement 130 requires unrealized gains or losses on the Company's available-for-sale investments and foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of Statement 130. The adoption of this Statement had no effect on the Company's net income or stockholder's equity.

12. Earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable upon the exercise of stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

NOTE B: PROPERTY, PLANT& EQUIPMENT

         Property and equipment consists of the following at December 31:

                                     1998      1997
------------------------------------------------------
                                (dollars in thousands)
Buildings                         $ 2,771     $ 2,791
Warehouse equipment                 3,340       3,434
Office equipment                    3,518       4,427
Leasehold improvements                695         744
Automobiles                            49          55
                                   ------      ------
                                   10,373      11,451
Less accumulated depreciation
    and amortization                7,106       7,379
                                   ------      ------
                                    3,267       4,072
Land                                  637         637
                                   ------      ------
                                  $ 3,904     $ 4,709
                                  =======     =======

NOTE C: INVESTMENTS IN AFFILIATED COMPANIES

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Summarized financial information of Burden for the year ended September 30, 1996 is presented as follows:

Condensed Statements of Earnings
Year Ended September 30,                          1996
----------------------------------------------------------
                                               (dollars in
                                                thousands)
Net sales                                        $64,526
Cost of goods sold                                52,316
                                                 -------
Gross margin                                      12,210
Selling, general and administrative expenses       8,818
Other (income) expense                               803
                                                 -------
Earnings before income taxes                       2,589
Provision for income taxes                         1,030
                                                 -------
    Net earnings                                 $ 1,559
                                                 =======

The Company accounted for its 34% investment in HWH Corporation using the equity method of accounting. In February 1998, HWH repurchased all of the shares Coast owned for $5,388,000. The carrying value of the investment was $7,057,000 and, as of December 31,1997, the investment was written down to its net realizable value, resulting in a loss. Summarized financial information of HWH for the year ended December 31, 1996, is presented below:

Condensed Statements of Earnings
Year Ended December 31,                            1996
----------------------------------------------------------
                                               (dollars in
                                                thousands)
Net sales                                         $32,279
Cost of goods sold                                 21,544
                                                  -------
Gross margin                                       10,735
Selling, general an administrative expenses         6,837
Other income                                          375
                                                  -------
Earnings before income taxes                        4,273
Provision for income taxes                          1,535
                                                  -------
  Net earnings                                    $ 2,738
                                                  =======

The Company's investments in unconsolidated affiliates are summarized as follows:

                                   HWH        Burden        Other
-------------------------------------------------------------------
                                      (dollars in thousands)
Balance at 1/1/97                $ 6,705      $ 5,071      $   682
  Investments                         --           --           --
  Equity in earnings (loss),
   net of goodwill amortization      877           --         (203)
  Dividends received                (525)          --           --
  Translation adjustments             --          (67)         (70)
  Sale/writedown of investment    (1,669)      (5,004)          --
                                 -------      -------      -------
Balance at 12/31/97                5,388           --          409

Investments                           --           --           --
Equity in earnings (loss),
 net of goodwill amortization         --           --         (169)
Dividends received                    --           --           --
Translation adjustments               --           --          (81)
Sales/writedown of investment    (5,388)          --           --
                                 -------      -------      -------
Balance at 12/31/98              $    --      $    --      $   159
                                 =======      =======      =======

In May 1998 the Company acquired the inventory of Marine Distributors, Inc. ("MDI"), a Seattle based distributor or marine parts and accessories, for $1,142,000. The acquisition was recorded under the purchase method of accounting and accordingly, results of operations of MDI are included in the accompanying consolidated financial statements subsequent to acquisition. Pro forma results of operations assuming the MDI acquisition had occurred as of the beginning of each respective year presented have not been presented as such results do not differ materially from the reported results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D: LONG-TERM OBLIGATIONS


Long-term obligations consist of the following at
December 31:                         1998        1997
--------------------------------------------------------
                                  (dollars in thousands)

Secured note payable to bank       $21,245     $25,121

11.2% senior subordinated
 secured notes-due June 1,1999       2,334       4,668

8.75% note collateralized
 by a deed of trust on land
 and building, due in
 monthly installments of
 $13, final payment due in
 November 2012                       1,349       1,346

10% note collateralized
 by a deed of trust on land
 and building, due in
 monthly installments of
 $11, final payment
 due in September 2004                 590         663

Other                                  353         686
                                   -------     -------
                                    25,871      32,484
Current portion                      2,696       2,758
                                   -------     -------
                                   $23,175     $29,726
                                   =======     =======

         Subsequent to 1999, annual maturities of long-term obligations (in thousands) are $263 in 2000, $21,409 in 2001, $175 in 2002, $193 in 2003, and
$1,135 due thereafter.


Secured Note Payable to Bank

         The secured note payable to bank represents a revolving credit agreement, collateralized by substantially all assets of the Company. The Company may borrow up to the lesser of (i) $35,000,000 with a seasonal reduction to $30,000,000 between October 1 and January 1 of each year, or (ii) an amount equal 80% of the value of eligible accounts receivable and 50% of the value of eligible inventory. Interest is payable at the bank's prime rate plus 75 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 250 basis points.


11.2% Senior Subordinated Secured Notes--Due June 1, 1999

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

At December 31, 1997 the Company owed its affiliate HWH $1,500,000. The note payable was due on demand and interest was paid monthly at the Company's current rate payable on its secured note payable to bank. At December 31, 1997 the note has been reclassified and netted against the HWH investment. In February 1998 the note was repaid.


















NOTE E: COMMITMENTS

Operating Leases

         The Company leases its corporate offices, certain warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The office and warehouse leases expire over the next twelve years and the equipment leases expire over the next five years. Minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1998 are as follows:


Year Ending
December 31,        Equipment   Facilities    Total
----------------------------------------------------
                         (dollars in thousands)

      1999           $    57     $ 2,521     $ 2,578
      2000                15       1,734       1,749
      2001                 8       1,632       1,640
      2002                 1       1,368       1,369
      2003                --       1,313       1,313
      Thereafter          --       4,250       4,250
                     -------     -------     -------
                     $    81     $12,818     $12,899
                     =======     =======     =======

Rent expense charged to operations amounted to (in thousands) $2,899 in 1998, $2,758 in 1997 and $3,116 in 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F: STOCK OPTION AND STOCK PURCHASE PLANS

Stock Option Plans

         The Company has in effect a 1987 Nonqualified Stock Option Plan and a 1993 Stock Option and Incentive Plan ("the plans") which authorize the issuance of options to purchase 700,000 shares of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors. The plans are accounted for under the provisions of APB No. 25 and generally provide that option prices will not be less than fair market value per share on the date the option is granted, or 110% of fair market value in the case of an option granted to any employee who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company. Accordingly, no compensation cost has been recognized for grants made from the plans. Had compensation cost for the plans been determined based on the fair value of the options at the grant dates, consistent with the method prescribed in Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation ("SFAS 123"), the Company's net earnings
(loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below. Pro forma amounts may not be indicative of pro forma results in future periods because the pro forma amounts below do not include pro forma compensation cost for options granted prior to January 1, 1995.

                             1998          1997          1996
---------------------------------------------------------------
                                  (dollars in thousands)
Net earnings (loss) attributable
 to common shareholders
  As reported               $   114     $  (5,279)     $  (141)
  Pro forma                 $    53        (5,351)        (211)

Per share - Basic
  As reported               $   .02     $   (1.01)     $ (0.03)
  Pro forma                 $   .01         (1.02)       (0.04)

Per share - Diluted
  As reported               $   .02     $   (1.01)     $ (0.03)
  Pro forma                 $   .01         (1.02)       (0.04)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following assumptions used: no expected dividends; expected volatility of 70% for 1998, 50% for 1997 and 45% for 1996; risk-free interest rates of 6.0%, 6.2%, and 6.1%; an expected forfeiture rate of 46%; and expected lives of 4 years. A summary of the status of the Company's stock option plans is presented below:

                                  1998                        1997                     1996
                         ---------------------------------------------------------------------------
                             Weighted Average           Weighted Average         Weighted Average
                         ---------------------------------------------------------------------------
                         Shares   Exercise Price     Shares  Exercise Price   Shares  Exercise Price
                         ---------------------------------------------------------------------------
Outstanding at
  beginning of year      335,700      $5.67          183,200      $7.03       198,250      $6.00
Granted                  183,000       3.18          163,500       4.09        10,000       5.63
Exercised                     --         --               --         --       (24,675)      3.50
Forfeited                (39,200)      5.93          (11,000)      5.08          (375)      3.62
Outstanding at end
  of year                479,500       4.69          335,700       5.67       183,200       7.03

Weighted average
  fair value of
  options granted
  during the year                     $1.79                       $1.87                    $2.40
----------------------------------------------------------------------------------------------------

The following information applies to options outstanding at December 31, 1998:

                                                      Weighted Average
                  Options    Weighted Average   Remaining Contractual Options           Weighted Average
    Range       Outstanding   Exercise Price            Life (Years)             Exercisable     Exercise Price
---------------------------------------------------------------------------------------------------------------
$3.25 - $5.63     345,000        $  3.65                     9                     119,000          $   3.83
$6.50 - $7.88     134,500           7.37                     6                     113,500              7.42
                  479,500        $  4.69                                           232,500          $   5.58

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employee Stock Purchase Plans

         The Company had in effect a 1987 Employee Stock Purchase Plan and a 1997 Employee Stock Purchase Plan under which 850,000 shares of the Company's common stock were reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The 1987 plan expired on October 13, 1997. During the years ended December 31, 1998 and 1997, 32,975 and 36,156 shares, respectively, of common stock were issued, at weighted average prices of $2.44, $3.29 and $6.48. The weighted average per share fair values of the awards were $0.80, $0.81 and $2.11 respectively. At December 31, 1998, 367,025 shares under the 1997 plan remain available for issuance in future offering periods.

NOTE G: EMPLOYEE BENEFIT PLAN

         The Company has a 401(K) profit sharing plan in which all full-time employees are eligible to participate beginning on the first quarter following completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $65,825 in 1998, $54,364 in 1997, and $39,803 in 1996.

NOTE H: FOREIGN OPERATIONS

         A summary of the Company's operations by geographic area is presented below:

                                      1998       1997
--------------------------------------------------------
                                 (dollars in thousands)
Sales to external customers
    United States               $ 123,861      $ 114,563
    Canada                         24,819         21,389
Operating margin
    United States                   2,142         (2,038)
    Canada                          1,785            571
Identifiable assets
    United States                  58,402         64,129
    Canada                          8,411          8,534

         Transfers between geographic areas have not been presented as they are not significant.

NOTE I: INCOME TAXES

         Pretax income (loss) for the years ended December 31 was taxed under the following jurisdictions:

                      1998         1997         1996
------------------------------------------------------
                         (dollars in thousands)
Domestic            $  (276)     $(6,842)     $  (378)
Foreign               1,329          273           61
                    -------      -------      -------
                    $ 1,053      $(6,569)     $  (317)
                    =======      =======      =======



























         The provision (benefit) for income taxes is summarized as follows for the year ended December 31:

                      1998         1997        1996
------------------------------------------------------
                         (dollars in thousands)
Current:
        Federal     $   577      $(1,619)     $  (137)
        State            98          (19)          12
        Foreign         596          108           41
                    -------      -------      -------
                      1,271       (1,530)         (84)
                    -------      -------      -------
Deferred:
        Federal        (402)         412         (129)
        State            66         (152)          14
        Foreign          (8)         (33)           5
                    -------      -------      -------
                       (344)         227         (110)
                    -------      -------      -------
Income tax
  provision         $   927      $(1,303)     $  (194)
                    =======      =======      =======

         The total operating loss carryforwards available for state income tax purposes at December 31, 1998 aggregate $3,400,000. The earliest carryforwards begin to expire in 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Deferred tax assets (liabilities) are comprised of the following at December 31:

                                1998         1997         1996
----------------------------------------------------------------
                                     (dollars in thousands)
Deferred tax assets
  Inventory
    capitalization             $   892      $   936      $ 1,034
  Bad debt provision               314          382          382
  Inventory reserve                457          427          507
  Property, plant and
    equipment                       21           --            1
  Loss carryforwards               196          261          145
  Other                             43           34           45
                               -------      -------      -------
  Gross deferred
    tax assets                   1,923        2,040        2,114
  Less valuation
    allowance                     (100)         (60)         (72)
                               -------      -------      -------
                               $ 1,823      $ 1,980      $ 2,042
                               -------      -------      -------
Deferred tax liabilities
  Investment in affiliates          --      $  (474)     $  (257)
  Property, plant and
    equipment                     (156)        (182)         (91)
                               -------      -------      -------
  Gross deferred
    tax liabilities               (156)        (656)        (348)
                               -------      -------      -------
  Net deferred tax assets      $ 1,667      $ 1,324      $ 1,694
                               =======      =======      =======

         A reconciliation between actual tax expense (benefit) for the year and expected tax expense (benefit) is as follows:

                                    1998        1997         1996
-------------------------------------------------------------------
                                        (dollars in thousands)
Earnings (loss) before
  income taxes                    $ 1,053     $(6,569)     $  (317)
                                  -------     -------      -------
Expected income tax
  expense at 34%                      358      (2,233)        (108)
Higher rates on earnings
  of foreign operations               121         (34)           8
Goodwill amortization                 254         231          229
Dividend exclusion on
  earnings of affiliate                --        (143)        (242)
Temporary differences related
  to sold affiliates not
  previously recognized                --         913           --
State taxes
  (net of federal benefit)             78        (129)          44
Change in valuation
  allowance                            40         (12)          (4)
Exclusion of earnings of
  foreign affiliates                   31          65         (133)
Other                                  45          39           12
                                  -------     -------      -------
Income tax provision              $   927     $(1,303)     $  (194)
                                  =======     =======      =======

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J: EARNINGS PER SHARE

                                                For the Year Ended December 31,
                                                1998          1997         1996
--------------------------------------------------------------------------------
                                                     (dollars in thousands)
Numerator:
Net earnings (loss)                            $   126      $(5,266)     $  (123)
Preferred dividends                                (12)         (13)         (18)
                                               -------      -------      -------
Numerator for basic earnings (loss)
 per share                                     $   114      $(5,279)     $  (141)
                                               =======      =======      =======
Numerator for diluted earnings (loss)
 per share                                     $   114      $(5,279)     $  (141)
                                               =======      =======      =======
Denominator:
(in thousands)
Denominator for basic earnings per share
Weighted average shares outstanding              5,275        5,239        5,198

Dilutive effect of stock options                     7           --           --
                                               -------      -------      -------
Denominator for diluted earnings per share       5,282        5,239        5,198
                                               =======      =======      =======

         Not all of these options were included in the computation of diluted EPS because either 1) the options' exercise price was greater than the average market price of the common shares, or 2) the inclusion of the options in 1997 or 1996 would have been antidilutive because the company experienced a net loss in those years.

NOTE K: ACCRUED LIABILITIES

         Accrued liabilities consist of the following at December 31:

                                  1998       1997
-----------------------------------------------------
                               (dollars in thousands)
Payroll and related benefits     $  753     $  641
Rent                                 62        127
Income and other taxes              828        890
Other                               428        568
                                 ------     ------
                                 $2,071     $2,226
                                 ======     ======

NOTE L: FINANCIAL INSTRUMENTS

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. The fair values of investments in affiliates consist of securities for which a reasonable estimate of fair value could not be made as no quoted market prices for the securities exist and the costs of determining fair value would be excessive. As of December 31, 1998, the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities, exceeds the carrying value by approximately $153,000.

NOTE M: SIGNIFICANT CONCENTRATIONS

         The Company's ability to satisfy demand for its products may be limited by the availability of those products from the Company's suppliers. In 1995 the Company entered into a multi-year supply agreement with Recreational Vehicle Products, Inc. ("RVP"), which manufactures air conditioners under the Coleman((R)) brand name and awnings under the Faulkner((R)) brand name. RVP is the Company's principal supplier of these products, the sales of which accounted for approximately 17% of the Company's net sales in 1998 and 1997, and 15% of the Company's net sales in 1996.

NOTE N: OTHER INCOME

         Other income in 1996 consists primarily of the proceeds to the Company from the favorable settlement of a lawsuit with a former leading supplier. The resultant gain is shown net of certain expenses incurred as a result of the Company's involvement in the lawsuit.

NOTE O: STOCK REPURCHASES

         During the first quarter of 1999, the Company implemented a program to repurchase up to approximately 5% of its shares in open market and private share transactions. A total of approximately 450,000 shares of common stock were repurchased at a total cost to the Company of $1,470,000.

SCHEDULE II

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1996, 1997 and 1998

                                     BALANCE AT                                    BALANCE AT
                                    BEGINNING OF                                     END OF
           DESCRIPTION                 PERIOD        ADDITIONS      DEDUCTIONS       PERIOD
--------------------------------    ------------     ---------      ----------     ----------
Allowance for doubtful accounts:

   Year Ended December 31, 1996      $  937,000      $ 534,000      $ 385,000      $1,086,000
   Year Ended December 31, 1997      $1,086,000      $ 307,000      $ 313,000      $1,080,000
   Year Ended December 31, 1998      $1,080,000      $ 209,000      $ 399,000      $  890,000

----------
(1) Write-off of doubtful accounts against the allowance and recoveries.

                                     BALANCE AT                                    BALANCE AT
                                    BEGINNING OF                                     END OF
           DESCRIPTION                 PERIOD        ADDITIONS      DEDUCTIONS       PERIOD
--------------------------------    ------------     ---------      ----------     ----------
Allowance for obsolete or slow-moving inventory:

   Year Ended December 31, 1996      $1,323,000      $ 427,000      $ 380,000      $1,370,000
   Year Ended December 31, 1997      $1,370,000      $ 432,000      $ 325,000      $1,477,000
   Year Ended December 31, 1998      $1,477,000      $ 334,000      $ 247,000      $1,564,000

----------
(1) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 1999 for the Company's 1999 annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 1999 for the Company's 1999 annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 1999 for the Company's 1999 annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 1999 for the Company's 1999 annual shareholders' meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this Report:

                  (1) Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 15 of this Report.

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

                         1983 Employee Stock Option Plan, as amended
                         -- See Exhibit 10.17

                         Nonqualified Stock Option Plan - 1987
                         -- See Exhibit 10.22

                         1987 Employee Stock Purchase Plan, as amended -- See Exhibit 10.32

                         1993 Stock Option and Incentive Plan, as amended -- See Exhibit 10.31

                         1997 Employee Stock Purchase Plan
                         -- See Exhibit 10. 35

         (b) Current Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 1999                  THE COAST DISTRIBUTION SYSTEM, INC.


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


         Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire, Jeffrey R. Wannamaker and Sandra A. Knell, or any of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

               SIGNATURE                                                  TITLE                                       DATE
               ---------                                                  -----                                       ----


/s/ THOMAS R. MCGUIRE                            Chairman of the Board of Directors, Chief Executive           March 30, 1999
--------------------------------------------     Officer and Director
               Thomas R. McGuire


/s/ SANDRA A. KNELL                              Executive Vice President (Principal Financial and             March 30, 1999
--------------------------------------------     Principal Accounting Officer)
                Sandra A. Knell


/s/ JOHN E. TURCO                                Director                                                      March 30, 1999
--------------------------------------------
                 John E. Turco


                                                 Director                                                      March   , 1999
--------------------------------------------
               Louis B. Sullivan


/s/ ROBERT S. THROOP                             Director                                                      March 30, 1999
--------------------------------------------
               Robert S. Throop


/s/ BEN A. FRYDMAN                               Director                                                      March 30, 1999
--------------------------------------------
                Ben A. Frydman


                                                 Director                                                      March __, 1999
--------------------------------------------
                John W. Casey

                                INDEX TO EXHIBITS

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
NUMBER                                                                                                  PAGE
-------                                                                                             ------------
   3.1*   Articles of Incorporation of the Company, as currently in effect.                              --

   3.2*   Bylaws of the Company, as currently in effect.                                                 --

  10.1*   Bank of America NT&SA Loan Agreement (Receivables and Inventory).                              --

  10.2*   Bank of America NT&SA Master Note.                                                             --

  10.3**  Bank of America NT&SA Security Agreement (Receivables and Inventory).                          --

  10.4**  Bank of America NT&SA Security Agreement (Equipment and Farm Products).                        --

  10.5**  Continuing Guarantee of Indebtedness of Coast R.V., Inc. by Coast Fabrication, Inc.            --

  10.6**  Continuing Guarantee of Indebtedness of Coast R.V., Inc. by Thomas R. McGuire.                 --

  10.7**  1983 Employee Incentive Stock Option Plan.                                                     --

  10.8**  Industrial Lease Agreement dated May 30, 1978.                                                 --

  10.10** Standard Lease Agreement dated July 19, 1983.                                                  --

  10.11   Agreement of Purchase and Sale dated September 13, 1984, among the Company, Trailer
          Equipment Distributors, Inc. ("Tedco") and its Principal Shareholder. (Incorporated by
          reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated
          September 26, 1984.)                                                                           --

  10.12   Lease Agreement dated September 26, 1984, by and between the Company and Tedco.
          (Incorporated by reference to the same numbered exhibit in the Company's Current Report on
          Form 8-K dated September 26, 1984.)                                                            --

  10.13   Option Agreement, with form of Real Estate Purchase Agreement attached, relating to the warehouse and office facility being leased by the Company from Tedco. (Incorporated by reference to the same numbered exhibit in the Company's Current Report on Form 8-K dated
          September 26, 1984.)                                                                           --

  10.14   Bank Loan Agreement dated July 19, 1984, between the Company and Bank of America NT&SA.
          (Incorporated by reference to the same numbered exhibit in the Company's Annual Report on
          Form 10-K for the fiscal year ended December 31, 1984.)                                        --

  10.15   Agreement of Purchase and sale dated May 3, 1985, between the Company and Rogers
          Distributing Corporation. (Incorporated by reference to the same numbered exhibit in the
          Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)                 --

  10.16   Stock Purchase Agreement dated April 29, 1985, among the Company and certain purchasers named therein. (Incorporated by reference to the same numbered exhibit in the Company's
          Quarterly Report on Form 10-Q for the quarter ended March 31, 1985.)                           --

  10.17*  Amended and Restated 1983 Employee Stock Option Plan.                                          --

  10.18   Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and
          Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the
          Company's Current Report on Form 8-K dated June 28, 1985.)                                     --

  10.19   Loan and Security Agreement dated June 28, 1985, between Coast R.V., Inc. and Mellon
          Financial Services Corporation. (Incorporated by reference to the same numbered exhibit in
          the Company's Current Report on Form 8-K dated June 28, 1985.)                                 --

  10.20   Note Purchase Agreement dated June 27, 1985 relating to the Company's 11.5% Convertible
          Subordinated Notes due 1993. (Incorporated by reference to the same numbered exhibit in
          the Company's Current Report on Form 8-K dated June 28, 1985.)                                 --

  10.21   Amendment No. 2 dated February 29, 1988 to Loan and Security Agreement between Coast
          R.V., Inc. and Mellon Financial Services Corporation. (Incorporated by reference to the
          same numbered exhibit in the Company's Annual Report on Form 10-K dated March 28, 1988.)       --

  10.22   Nonqualified Stock Option Plan - 1987. (Incorporated by reference to Exhibit 4.1 in the
          Company's Registration Statement on Form S-8 (File No. 33-15322) filed with the Commission
          on June 25, 1987.)                                                                             --

  10.23   1987 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 in the
          Company's Registration Statement on Form S-8 (File No. 33-18696) filed with the Commission
          on December 1, 1987.)                                                                          --

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
NUMBER                                                                                                  PAGE
-------                                                                                             ------------
  10.24   Agreement of Purchase and Sale of Assets dated as of March 24, 1988 entered into between the Company and SunWest Wholesale Distributors. (Incorporated by reference to the same
          numbered exhibit to the Company's Current Report on Form 8-K dated April 1, 1988.)             --

  10.25   Note Agreement dated as of March 15, 1988 between the Company and Massachusetts Mutual
          Life Insurance Company and MassMutual Corporate Investors. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 10-K dated April 1,
          1988.)                                                                                         --

  10.26   Stock Purchase Agreement dated as of May 22, 1989 relating to the acquisition of shares of HWH Corporation. (Incorporated by reference to the same numbered exhibit to the
          Company's Current Report on Form 8-K dated May 24, 1989.)                                      --

  10.27   Letter Agreement between Company and Furman Selz relating to HWH Shares. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K
          dated May 24, 1989.)                                                                           --

  10.28   Note Agreement dated as of June 1, 1989 relating to sale and issuance of $14,000,000 of
          10-year Subordinated Notes and $1,000,000 of 6-year Convertible Subordinated Notes.
          (Incorporated by reference to the same numbered exhibit to the Company's Current Report on
          Form 8-K dated August 17, 1989.)                                                               --

  10.29   Asset Purchase Agreement dated as of August 17, 1989 which provides for the acquisition of substantially all of the assets of Griffin's Outboard Marine, Inc. (Incorporated by reference to the same numbered exhibit to the Company's Current Report on Form 8-K dated
          August 17, 1989.)                                                                              --

  10.30   Amendment dated September 22, 1989 to Griffin's Outboard Marine Asset Purchase
          Agreement. (Incorporated by reference to the same numbered exhibit to the Company's
          Current Report on Form 8-K dated September 22, 1989.)                                          --

  10.31   1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the
          Company's Registration Statement on Form S-8 (File No. 33-64582) filed with the Commission
          on June 17, 1993.)                                                                             --

  10.32   Share Option Agreement dated as of March 19, 1993, among the Company, H. Burden Limited
          ("Burden) and the shareholders of Burden, pursuant to which the Company has acquired common shares, and may acquire additional common shares, of Burden. (Incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 29,
          1994.)                                                                                         --

  10.33   Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the
          Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).                  --

  10.34   Distribution Agreement dated October 11, 1995 between the Company and Recreation
          Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's
          Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).                       --

  10.35   1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the
          Company's Registration Statement on Form S-8 (No. 333-55933 filed with the Commission on
          June 3, 1998                                                                                   --

  21      Subsidiaries.                                                                                  --

  23.1    Consent of Grant Thornton, LLP, Independent Certified Public Accountants, re Consolidated
          Financial Statements of The Coast Distribution System, Inc.                                    37


  24      Power of Attorney - Included on Signature Page.                                                --

  27.1    1998 Financial Data Sheet                                                                      38

----------
* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-4393) filed with the Commission on March 28, 1986.
** Incorporated by reference to the same numbered exhibit in the Company's Registration Statement No. 2-86420LA on Form S-18.