Form 10-K405/A
period 1998-12-31
COAST DISTRIBUTION SYSTEM INC
filed 1999-04-30
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to _______________

                         Commission File Number: 1-9511

                       THE COAST DISTRIBUTION SYSTEM, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                         94-2490990
(State of Incorporation)                              (I.R.S. Employer
                                                     Identification No.)

               350 Woodview Avenue, Morgan Hill, California 95037
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (408) 782-6686

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                              -------------------
Common Stock, par value $.001 per share                American Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of March 17, 1999, was approximately $10,229,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the Nasdaq National Market for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 17, 1999, approximately 4,829,640 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


        Name                           Age           Position
        ----                           ---           --------
Thomas R. McGuire..................    55    Chairman of the Board,
                                             Chief Executive Officer and Director

Sandra A. Knell....................    41    Executive Vice President - Finance,
                                             Chief Financial Officer and Secretary

Jeffrey R. Wannamaker..............    38    Executive Vice President and President of the
                                             Distribution Division of the Company

David A. Berger....................    45    Executive Vice President

Dennis A. Castagnola...............    51    Executive Vice President and President of
                                             the DTS Products Division of the Company

Louis B. Sullivan..................    74    Director

John E. Turco......................    68    Director

Ben A. Frydman.....................    52    Director

Robert S. Throop...................    61    Director

John W. Casey......................    55    Director

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

        Ben A. Frydman has served as a director sine 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 1997.

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

        John W. Casey has served as a director since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company ("Shurflo"), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey serves as a director of Shurflo, the Deschutes Basin Land Trust and the RV/MHI Heritage Foundation, Inc.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth compensation received for the three fiscal years ended December 31, 1998, by the Company's Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 1998 exceeded $100,000 (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                               ------------
                                                                                  AWARDS
                                                                               ------------
                                           ANNUAL COMPENSATION                  SECURITIES
   NAME AND PRINCIPAL           ------------------------------------------      UNDERLYING
        POSITION                YEAR           SALARY($)          BONUS(1)      OPTIONS(#)
-------------------------       ----           ---------          --------     ------------
Thomas R. McGuire               1998           $248,276           $20,000            -0-
  Chairman of the Board         1997            248,303               -0-         47,500
  and Chief Executive Officer   1996            263,532            59,250            -0-

Sandra A. Knell                 1998            143,366            13,500         50,000
  Chief Financial Officer       1997            134,039               -0-         20,000
  and Executive Vice            1996            121,192            30,500            -0-
  President

Jeffrey R. Wannamaker           1998            160,193            16,500         50,000
  Executive Vice President      1997            134,039               -0-         20,000
  and President of              1996            121,192            30,500            -0-
  Distribution Division

David A. Berger                 1998            112,116            10,000         20,000
  Executive Vice President      1997            106,542               -0-         20,000
                                1996            102,248            30,500            -0-

Dennis A. Castagnola            1998            112,116            10,000         20,000
  Executive Vice President      1997            108,437               -0-         12,500
  and President of the          1996             94,313            22,100            -0-
  DTS Division

-----------------
(1) Bonuses were awarded under annual incentive compensation plans.

OPTION GRANTS

                                                                               POTENTIAL REALIZABLE VALUE
                                      PERCENT OF                                  OF OPTIONS AT ASSUMED
                       NUMBER OF     TOTAL OPTIONS                                ANNUAL RATES OF STOCK
                       SECURITIES     GRANTED TO                                 PRICE APPRECIATION FOR
                       UNDERLYING    ALL EMPLOYEES    EXERCISE                      OPTION TERM(4)
                        OPTIONS        IN FISCAL       PRICE       EXPIRATION  -------------------------
       NAME            GRANTED(1)       YEAR(2)     ($/SHARE)(3)      DATE         5%            10%
       ----            ----------    -------------  ------------   ----------  ----------    -----------
Thomas R. McGuire           -0-           0.0%         N/A             N/A     $    -0-       $    -0-
Sandra A. Knell          50,000          28.9         3.1875         1/07/08    100,000        254,000
Jeffrey R. Wannamaker    50,000          28.9         3.1875         1/07/08    100,000        254,000
David A. Berger          20,000          11.6         3.1875         1/07/08     40,000        101,600
Dennis A. Castagnola     20,000          11.6         3.1875         1/07/08     40,000        101,600

----------------------
(1) These options vest in five equal annual installments of 20% of the shares covered by such options. Each option is subject to termination in the event of the optionee's cessation of employment with the Company.

(2) Options to purchase an aggregate of 173,000 shares were granted to all employees in fiscal 1998, including the Named Officers. Each non-employee director received options to purchase 2,000 shares in 1998.

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

OPTION EXERCISES AND FISCAL YEAR-END VALUES

        There were no option exercises by any of the Named Officers in 1998. In addition, none of the Named Officers held any in-the-money options as of December 31, 1998.

                        COMPENSATION COMMITTEE INTERLOCKS

        In fiscal 1998, the members of the Compensation Committee were Louis B. Sullivan, Robert S. Throop, and John E. Turco, each of whom is a non-employee director of the Company.

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

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Based on its review of copies of reporting forms and certifications of the Company's directors and executive officers, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors and executive officers in the year ended December 31, 1998 were satisfied.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth, as of March 17, 1999, information regarding the ownership of the Company's outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and the Named Officers of the Company and all directors and officers of the Company as a group.

                                                 AMOUNT AND
      NAME AND ADDRESS                            NATURE OF                         PERCENT
     OF BENEFICIAL OWNER                    BENEFICIAL OWNERSHIP(1)                 OF CLASS
     -------------------                    -----------------------                 --------
     Thomas R. McGuire                            657,829(2)                         13.9%
        1982 Zanker Road
        San Jose,  CA 95112
     Dimensional Fund Advisors Inc.               404,600(3)                          8.3%
        1299 Ocean Avenue
        Santa Monica, CA  90401
     John E. Turco                                222,192(4)                          4.6%
     Louis B. Sullivan                            130,470(4)                          2.7%
     John W. Casey                                  9,000(4)                           *
     Ben A. Frydman                                13,000(4)                           *
     Robert S. Throop                              15,000(4)                           *
     Sandra A. Knell                               92,465(5)                          1.9%
     Jeffrey R. Wannamaker                         72,490(5)                          1.5%
     David A. Berger                               60,831(5)                          1.2%
     Dennis A. Castagnola                          21,246(5)                           *
     All directors and officers
       as a group (10 persons)                  1,315,523(6)                         25.7%

------------------
 *    Less than 1%.

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Does not include an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire's adult children, as to which Mr. McGuire disclaims beneficial ownership. Includes 34,750 shares subject to outstanding stock options exercisable during the 60-day period ending May 17, 1999.

(3) In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., a registered investment advisor ("DFA"), has reported that all 404,600 shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open ended investment company or in series of the DFA Investment Trust Company, a Delaware business trust , or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans for which DFA serves as investment manager. DFA disclaims beneficial ownership of all such shares.

(4) Includes shares subject to outstanding stock options, as follows: Mr. Sullivan -- 12,000 shares; Mr. Turco -- 12,000 shares; Mr. Frydman -- 12,000 shares; and Mr. Throop -- 10,000 shares.

(5) Includes shares subject to outstanding stock options exercisable during the 60-day period ending May 17, 1999, as follows: Ms. Knell -- 54,500 shares; Mr. Wannamaker -- 54,500 shares; Mr. Berger -- 42,500 shares; and Mr. Castagnola -- 16,750 shares.

(6) Includes 251,000 shares subject to outstanding stock options exercisable during the 60-day period ending May 17, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 1999                   THE COAST DISTRIBUTION SYSTEM, INC.



                                        By:      /s/ SANDRA A. KNELL
                                            ------------------------------------
                                                     Sandra A. Knell,
                                                Executive Vice President and
                                                  Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.


           SIGNATURE                                   TITLE                                DATE
           ---------                                   -----                                ----
    /s/  THOMAS R. MCGUIRE*             Chairman of the Board of Directors, Chief        April 28, 1999
------------------------------------    Executive Officer and Director
         Thomas R. McGuire


    /s/  SANDRA A. KNELL                Executive Vice President (Principal              April 28, 1999
------------------------------------    Financial and Principal Accounting Officer)
         Sandra A. Knell


    /s/  JOHN E. TURCO*                 Director                                         April 28, 1999
------------------------------------
         John E. Turco


                                        Director                                         April __, 1999
------------------------------------
         Louis B. Sullivan


    /s/  ROBERT S. THROOP*              Director                                         April 28, 1999
------------------------------------
         Robert S. Throop


    /s/  BEN A. FRYDMAN                 Director                                         April 28, 1999
------------------------------------
         Ben A. Frydman


                                        Director                                         April __, 1999
------------------------------------
         John W. Casey


*By: /s/  SANDRA  A. KNELL                                                               April 28, 1999
     -------------------------------
          Sandra A. Knell,
          Attorney-in-Fact