Form 10-Q
period 1999-03-31
COAST DISTRIBUTION SYSTEM INC
filed 1999-05-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              MARCH 31, 1999
                               ------------------------------------------------


                                        OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                          Commission File Number 1-9511

                       THE COAST DISTRIBUTION SYSTEM, INC.
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                   DELAWARE                                 94-2490990
                   --------                                 ----------
         (State or other jurisdiction            (I.R.S. Employer Identification
      of incorporation or organization)                      Number)

 350 Woodview Avenue, Morgan Hill, California                 95037
 --------------------------------------------                 -----
   (Address of principal executive offices)                 (Zip Code)

                                 (408) 782-6686
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
               --------------------------------------------------
                 (Former name, former address and former fiscal
                      year, if changed, since last report)

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

               4,709,341 shares of Common Stock as of May 11, 1999

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                      March 31, 1999 and December 31, 1998


                                                        MARCH 31,     DECEMBER 31,
                                                          1999           1998
                                                        ---------     ------------
                                                       (UNAUDITED)     (AUDITED)
                                    ASSETS
CURRENT ASSETS
      Cash                                              $    258       $    435
      Accounts receivable - net                           34,096         12,412
      Inventories                                         39,400         37,246
      Other current assets                                 2,497          2,258
                                                        --------       --------
           Total current assets                           76,251         52,351

PROPERTY, PLANT, AND EQUIPMENT - NET                       3,991          3,904

OTHER ASSETS                                               9,460         10,558
                                                        --------       --------
                                                        $ 89,702       $ 66,813
                                                        ========       ========

                                 LIABILITIES

CURRENT LIABILITIES
      Current maturities of long-term
           obligations                                  $  2,676       $  2,696
      Accounts payable - trade                            15,999          4,647
      Other current liabilities                            2,383          2,071
                                                        --------       --------
           Total current liabilities                      21,058          9,414

LONG-TERM OBLIGATIONS
      Secured note payable to bank                        33,504         21,245
      Other long-term liabilities                          2,081          2,086
                                                        --------       --------
                                                          35,585         23,331
REDEEMABLE PREFERRED STOCK
    OF SUBSIDIARY                                            190            237

SHAREHOLDERS' EQUITY
       Preferred stock, $.001 par value;
           authorized:  5,000,000 shares;
           none issued or outstanding                         --             --
      Common stock, $.001 par value;
           authorized: 20,000,000 shares;
           issued and outstanding:
           4,864,936 at March 31, 1999
           and 5,279,854 at December 31, 1998                  5              5
      Additional paid-in capital                          18,280         19,635
      Cumulative translation adjustment                     (611)          (665)
      Retained earnings                                   15,195         14,856
                                                        --------       --------
                                                          32,869         33,831
                                                        --------       --------
                                                        $ 89,702       $ 66,813
                                                        ========       ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                          Three months ended March 31,
                                   (Unaudited)


                                                        1999             1998
                                                      --------         --------
Net sales                                             $ 41,129         $ 38,364

Cost of sales, including
    distribution costs                                  33,999           31,874
                                                      --------         --------
           Gross Profit                                  7,130            6,490

Selling, general and administrative
    expenses                                             5,717            4,696
                                                      --------         --------
           Operating income                              1,413            1,794

Other income (expense)
    Interest expense                                      (623)            (724)
    Other                                                  (13)              --
                                                      --------         --------
                                                          (636)            (724)
                                                      --------         --------

           Earnings before income taxes                    777            1,070

Income tax expense                                         437              462
                                                      --------         --------
NET EARNINGS                                          $    340         $    608
                                                      ========         ========

Earnings per common share:

    Basic                                             $    .07         $    .12
                                                      ========         ========

    Diluted                                           $    .07         $    .12
                                                      ========         ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)
                          Three months ended March 31,
                                   (Unaudited)


                                                                   1999           1998
                                                                 --------       --------
Cash flows from operating activities:
    Net income                                                   $    340       $    608
    Adjustments to reconcile net earnings to net
        cash provided by operating activities:
      Depreciation and amortization                                   359            376
    Changes in assets and liabilities:
      Increase in accounts receivable                             (21,684)       (19,830)
      Increase in inventories                                      (2,154)        (1,371)
      Increase in prepaids and other
        current assets                                               (239)          (488)
      Increase in accounts payable                                 11,352         11,520
      (Decrease) Increase in note, accrueds, and other
        current liabilities                                           312           (914)
                                                                 --------       --------
        Total adjustments                                         (12,054)       (10,707)
                                                                 --------       --------
        Net cash used in operating activities                     (11,714)       (10,099)

Cash flows from investing activities:
    Capital expenditures                                             (300)           (47)
    Decrease in other assets                                          953             39
    Proceeds from sale of investment                                   --          5,338
                                                                 --------       --------
        Net cash provided by investing activities                     653          5,330

Cash flows from financing activities:
    Net borrowings under line-of-credit agreement                  12,259          5,368
    Net borrowings (repayments) of other long-term debt               (25)           (68)
    Issuance of Common Stock pursuant to Employee
      Stock Option Plans                                               86             81
    Redemption of redeemable preferred stock of subsidiary            (47)           (51)
    Dividends on preferred stock of subsidiary                         (2)            (3)
    Repurchase of Common Stock                                     (1,441)            --
                                                                 --------       --------
        Net cash provided by financing activities                  10,830          5,327

Effect of exchange rate changes on cash                                54             29
                                                                 --------       --------
    NET INCREASE (DECREASE) IN CASH                                  (177)           587

Cash beginning of period                                              435            308
                                                                 --------       --------
Cash end of period                                               $    258       $    895
                                                                 ========       ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999 and 1998. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

2. The results of operations for the three-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.

3. Earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

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

        The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1998 are as follows:

        YEAR ENDING
        DECEMBER 31,       EQUIPMENT     FACILITIES     TOTAL
        ------------       ---------     ----------    -------
                                  (DOLLARS IN THOUSANDS)
          1999               $  57         $ 2,521    $ 2,578
          2000                  15           1,734      1,749
          2001                   8           1,632      1,640
          2002                   1           1,368      1,369
          2003                  --           1,313      1,313
        Thereafter              --           4,250      4,250
                             -----         -------     -------
                             $  81         $12,818     $12,899
                             =====         =======     =======

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

        The usage and the purchase, by consumers, of recreational vehicles and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of recreational vehicles and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of recreational vehicles and boats, increases in gasoline prices which adversely affect the costs of using recreational vehicles and boats, and unusually adverse weather conditions.

        Over the past three years, the recreational products After Market in North America has become increasingly competitive, as participants in the After Market have sought to reduce their costs of goods and their prices and to increase market share. The Company, itself, was one of the first After-Market participants to change its business by designing and arranging for the manufacture, by third party contract manufacturers, in North America, Europe and Asia, of a growing line of proprietary products that it is able to obtain at lower costs than functionally equivalent products from traditional sources. Over this same period, some product manufacturers have chosen to integrate their operations vertically to include distribution as well as manufacturing, thereby becoming competitors of the Company and other distributors. Additionally, recreational vehicle and boat manufacturers are increasingly installing, as original equipment on the recreational vehicles and boats which they manufacture, products, such as air conditioners and awnings and other accessories, that had previously been sold almost exclusively in the After Market. These developments resulted in significant changes in supply relationships within the recreational products After Market and adversely affected the Company's operating results in 1997 and 1996. During 1997 the Company began to implement strategies to respond to the changed conditions in the After Market. Those strategies enabled the Company to improve its operating results in 1998. However, there is no assurance that other changes in supply relationships, adverse to the Company, will not occur in the future.


Results of Operations

        Net Sales. Net sales increased by approximately $2,765,000 or 7% in the quarter ended March 31, 1999, as compared to the corresponding quarter of 1998. This sales increase was due to the continued strength in the RV industry both at the OEM and the after-market level, and, to the acquisition, in May 1998, of the aftermarket wholesale distribution business of Marine Distributors, Inc.

        Gross Margin. The Company's gross margin increased to 17.3% of net sales in the three months ended March 31, 1999 from 16.9% for the same period of 1998. This increase was due primarily to: (i) price increases on selected products that the Company sells, and (ii) a slight change in the mix of products sold to include more lower-ticket, higher-margin items.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1,021,000 in the first quarter of 1999 as compared to the same quarter of 1998. As a percentage of sales, selling, general and administrative expenses increased to 13.9% for the first three months of 1999 from 12.2% in the comparable period of 1998. These increases were due to costs associated with the transfer of the Company's corporate headquarters from San Jose, California to Morgan Hill, California and the implementation of the Company's new computer system, which will become effective in the third quarter of 1999.

        Operating Income. The increase in the Company's selling, general and administrative expenses more than offset the benefits resulting from the increased sales and gross margin. As a result, operating income declined in the first three months of 1999 to $1,413,000 from $1,794,000 in the same period of 1998.

        Interest Expense. In the quarter ended March 31, 1999, interest expense declined by $101,000 or 14%, as compared to the same quarter of 1998. This decrease was the result of reductions in average long-term borrowings outstanding during the first three months of 1999, as compared to the same quarter of 1998, and a reduction in the rate of interest the Company pays on its long-term borrowings. The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.


Liquidity and Capital Resources

        The Company finances its working capital requirements for its operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, the Company is entitled to borrow up to the lesser of (i) $35,000,000 with a seasonal reduction to $30,000,000 between October 1 and January 1 of each year, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate or, at the Company's option but subject to certain limitations, at the bank's available LIBOR rate, plus 2.50% per annum. At May 5, 1999, outstanding borrowings under the revolving credit facility were approximately $33,000,000. The Company also increased its borrowings in its revolving line of credit by $12,259,000 in the first quarter of 1999 as compared to $5,368,000 in the first quarter of 1998. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

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

        Net cash provided by investing activities was $653,000 in the first quarter of 1999, as compared to $5,330,000 in the same quarter of 1998. During the first quarter of 1998, the Company received cash proceeds of $5,338,000 from the sale of an investment. Capital expenditures were $300,000 in the first quarter of 1999 as compared to $47,000 in the same quarter of 1998.

        The Company implemented a stock repurchase program in the first quarter of 1999 and used $1,441,000 in cash to repurchase and redeem shares of its common stock.

        The Company leases the majority of its facilities and certain of its equipment under non-cancelable operating leases. The Company's future lease commitments are described in Note 4 of Notes to the Company's Interim Condensed Consolidated Financial Statements included elsewhere in this report.


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


Year 2000

        The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. In 1998, the Company developed a three-phase program for Y2K information systems compliance. Phase I, which has been completed, involved the identification of those areas in which the Company has exposure to Y2K issues. Phase II, which has also been completed, involved the development and implementation of action plans designed to achieve Y2K compliance. Phase III, to be completed during the third quarter of 1999, involves the final testing of each major area of exposure to ensure compliance.

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

        Based on currently available information, the Company believes that the impact of the Year 2000 issue, as it relates to its internal computer systems, will not be material to the Company. However, notwithstanding the Company's Y2K compliance and testing programs, it will not be possible, until the beginning of 2000, to determine, with certainty, whether or not some processing problems or disruptions will occur that could cause delays in the processing, shipping and invoicing of customer orders, the processing and transmission of product purchase orders to and the receipt of products from vendors, and the gathering and analysis of financial data used by the Company in its operations. The impact of any such delays on the Company's operating results and financial condition cannot be accurately predicted,; however, as this would depend on which computer systems are affected by, and the time it takes and the expense that must be incurred to correct those problems.

        The Company currently expects that most of its vendors and customers that rely heavily on computer systems in transacting business with the Company, including public utilities that provide telephone and other utility services to the Company and the financial institutions with which the Company has banking and borrowing relationships, will be Y2K compliant prior to the beginning of 2000. However, that expectation is based on information furnished to the Company by those vendors and customers, and the Company has no costs-effective means of independently confirming that these third parties will, in fact, achieve Y2K compliance in sufficient time to avoid disruptions in their businesses that could affect the Company. As a result, the Company's business operations and its results of operations could be adversely affected, if any of its major vendors or customers fail to remedy their Y2K issues on a timely basis.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowings activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, the Company is exposed to market risk from foreign currency fluctuations associated with the Company's Canadian operations and, to a lesser degree, Canadian currency denominated debt. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments.


        In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. As of March 31, 1999, the Company had outstanding $33.0 million under its revolving credit facility. At March 31, 1999, a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $200,000 in annual pretax earnings. The fair value of borrowings under the Company's revolving credit facility approximate the carrying value of such obligations.

        The Company sometimes enters into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of its inventory purchases in Canada for its Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. The Company believes that these agreements do not subject the Company to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 1999, there were no such agreements outstanding.

        Approximately 20% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, the Company has not used derivative financial instruments to manage its exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.



                                 --------------



        This Report contains forward-looking information which reflects Management's current view of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of the changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; and possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of recreational vehicles and boats and which, in turn, affects purchases by consumers of the products that the Company sells. For information concerning such factors and risks, see the foregoing discussion in this section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operation." Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a)    Exhibits.

               Exhibit 11.1 Computation of Earnings (Loss) Per Share for the Quarter Ended March 31, 1999.

               Exhibit 27.    Financial Data Schedule

        (b) Reports on Form 8-K.

               No Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  May 13, 1999                    THE COAST DISTRIBUTION SYSTEM, INC.




                                        By:       /s/ SANDRA A. KNELL
                                            ------------------------------------
                                                      Sandra A. Knell
                                                 Executive Vice President
                                                and Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                  SEQUENTIALLY
   EXHIBIT                                                        NUMBERED PAGE
------------                                                      -------------
Exhibit 11.1   Computation of Earnings (Loss) Per Share for the
               Quarter Ended March 31, 1999.

Exhibit 27.    Financial Data Schedule