Form 10-Q
period 1999-06-30
COAST DISTRIBUTION SYSTEM INC
filed 1999-08-13
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ---------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended            JUNE 30, 1999
                                     -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       to
                                    ---------------------     ------------------

                          Commission File Number 1-9511


                       THE COAST DISTRIBUTION SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                 DELAWARE                                        94-2490990
      ---------------------------------                   ----------------------
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                   Identification Number)


350 WOODVIEW AVENUE, MORGAN HILL, CALIFORNIA                       95037
--------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)


                                 (408) 782-6686
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed, since last year)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [XX] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              4,450,041 shares of Common Stock as of July 30, 1999

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                       June 30, 1999 and December 31, 1998

                                     ASSETS

                                                      June 30,        December 31,
                                                        1999              1998
                                                     -----------      -----------
                                                     (Unaudited)       (Audited)
CURRENT ASSETS
       Cash                                            $  2,774         $    435
       Accounts receivable - net                         25,891           12,412
       Inventories                                       40,456           37,246
       Other current assets                                 824            2,258
                                                       --------         --------
              Total current assets                       69,945           52,351

PROPERTY, PLANT, AND EQUIPMENT - NET                      4,001            3,904

OTHER ASSETS                                              9,395           10,558
                                                       --------         --------
                                                       $ 83,341         $ 66,813
                                                       ========         ========

                                   LIABILITIES

CURRENT LIABILITIES
       Current maturities of long-term obligations     $    346         $  2,696
       Accounts payable - trade                          14,964            4,647
       Other current liabilities                          1,901            2,071
                                                       --------         --------
              Total current liabilities                  17,211            9,414

LONG-TERM OBLIGATIONS
       Secured note payable to bank                      31,098           21,245
       Other long-term liabilities                        1,867            2,086
                                                       --------         --------
                                                         32,965           23,331

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                    197              237

SHAREHOLDERS' EQUITY
       Preferred stock, $.001 par value;
           authorized: 5,000,000 shares;
           none issued and outstanding                       --               --
       Common stock, $.001 par value;
           authorized: 20,000,000 shares;
           4,453,941 and 5,279,854 issued as of
           June 30, 1999 and December 31, 1998,
           respectively                                       4                5
       Additional paid-in capital                        17,124           19,635
       Cumulative translation adjustment                   (507)            (665)
       Retained earnings                                 16,347           14,856
                                                       --------         --------
                                                         32,968           33,831
                                                       --------         --------
                                                       $ 83,341         $ 66,813
                                                       ========         ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                                   (Unaudited)

                                          Three Months Ended         Six Months Ended
                                                June 30,                  June 30,
                                         ---------------------     ---------------------
                                           1999         1998         1999         1998
                                         --------     --------     --------     --------
Net Sales                                $ 49,624     $ 46,188     $ 90,753     $ 84,552

Cost of sales, including distribution
  costs                                    40,243       38,204       74,244       70,079
                                         --------     --------     --------     --------
     Gross Profit                           9,381        7,984       16,509       14,473

Selling, general and administrative
  expenses                                  5,896        5,343       11,614       10,039
                                         --------     --------     --------     --------
         Operating income                   3,485        2,641        4,895        4,434

Other income (expense)
   Interest expense                          (670)        (789)      (1,291)      (1,512)
   Other                                        6           --           (6)          --
                                         --------     --------     --------     --------
                                             (664)        (789)      (1,297)      (1,512)
                                         --------     --------     --------     --------
Income before income taxes                  2,821        1,852        3,598        2,922
Income tax expense                          1,666          800        2,103        1,262
                                         --------     --------     --------     --------
NET INCOME                               $  1,155     $  1,052     $  1,495     $  1,660
                                         ========     ========     ========     ========

Income per common share:
   Basic                                 $    .25     $    .20     $    .31     $    .31
                                         ========     ========     ========     ========
   Diluted                               $    .25     $    .20     $    .31     $    .31
                                         ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                            Six months ended June 30,
                                   (Unaudited)

                                                                             1999            1998
                                                                           --------        --------
Cash flows from operating activities:
     Net income (loss)                                                     $  1,495        $  1,660
                                                                           --------        --------
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
       Depreciation and amortization                                            758             715
     Changes in assets and liabilities:
       (Increase) in accounts receivable                                    (13,479)        (12,201)
       (Increase) decrease in inventories                                    (3,210)           (727)
       (Increase) decrease in prepaids and other current assets               1,434            (815)
       Increase in accounts payable                                          10,317          10,781
       (Increase) decrease in accrueds and other current liabilities           (170)            110
                                                                           --------        --------
         Total adjustments                                                   (4,350)         (2,137)
                                                                           --------        --------
         Net cash generated from (used in) operating activities              (2,855)           (477)

Cash flows from investing activities:
     Acquisitions of businesses, net of cash acquired                            --          (1,142)
     Capital expenditures                                                      (564)            (68)
     Decrease (increase) in other assets                                        872             117
     Proceeds from sale of investment                                            --           5,338
                                                                           --------        --------
         Net cash used in (provided by) investing activities                    308           4,245

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement                            9,853           1,976
     Net repayments of other long-term debt                                  (2,569)         (2,496)
     Issuance of Common Stock pursuant to Employee
       Stock Option and Stock Purchase Plans                                     86              81
     Redemption of redeemable preferred stock of subsidiary                     (40)            (59)
     Dividends on preferred stock of subsidiary                                  (4)             (6)
     Repurchases of Common Stock                                             (2,598)             --
                                                                           --------        --------
         Net cash provided by financing activities                            4,728            (504)
Effect of exchange rate changes on cash                                         158             103
                                                                           --------        --------
     NET INCREASE IN CASH                                                     2,339           3,161
Cash beginning of period                                                        435             308
                                                                           --------        --------
Cash end of period                                                         $  2,774        $  3,469
                                                                           ========        ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of June 30, 1999 and the results of its operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

2. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. See, "Seasonality and Inflation" in Item 2 of Part I of this Report.

3. Earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

4. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No.
         13. The office and warehouse leases expire over the next eight years and the equipment leases expire over the next five years.

         The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 3, 1998 are as follows:

         YEAR ENDING
         DECEMBER 31,           EQUIPMENT     FACILITIES    TOTAL
         ------------           ---------     ----------    -----
                                      (DOLLARS IN THOUSANDS)
           1999                    $57        $ 2,521       $2,578
           2000                     15          1,734        1,749
           2001                      8          1,632        1,640
           2002                      1          1,368        1,369
           2003                     --          1,313        1,313
         Thereafter                 --          4,250        4,250
                                   ---        -------        -----
                                   $81        $12,818      $12,899
                                   ===        =======      =======

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

Results of Operations

         Net Sales. Net sales increased both in the quarter and six months ended June 30, 1999 by $3,436,000, or 7.4%, and $6,201,000, or 7.3%, respectively, as compared to the corresponding periods of 1998. These sales increases were primarily due to continued consumer demand for the products that we sell as a result of increased sales of new and increased usage of existing recreational vehicles and boats. Also contributing to these increases was the addition, in the quarter and six months ended June 30, 1999, of sales from the business of Marine Distributors, Inc. That business was acquired by us in May 1998 and, therefore, did not make a meaningful contribution to our sales in the first half of 1998.

         Gross Margin. Our gross margin increased to 18.9% of net sales in the three months ended June 30, 1999 from 17.3% for the same period of 1998. In the six months ended June 30, 1999, our gross margin increased to 18.2% of net sales from 17.1% in the same six months of 1998. These increases were due primarily to
(i) price increases on selected products that the Company sells, and (ii) a change in the mix of products sold to include a greater proportion of higher-margin items.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in the quarter and six months ended June 30, 1999 by $553,000, or 10.3%, and $1,575,000, or 15.7%, respectively. These increases were primarily attributable to costs associated with the relocation of our corporate headquarters from San Jose, California to Morgan Hill, California, and the installation of a new computer system, which will become operational in the fourth quarter of 1999. Selling expenses also increased somewhat because of the addition of sales personnel at our marine products division during the first half of 1999.

         Operating Income. The increases in the Company's sales and gross margin more than offset the effect of the Company's increased selling, general and administrative expenses during the second quarter and six months ended June 30, 1999. As a result, the Company's operating income increased by 32%, to $3,485,000, in the quarter ended June 30, 1999 as compared to $2,641,000 in the same quarter of 1998, and by 10.4%, to $4,895,000, in the six months ended June 30, 1999 as compared to $4,434,000 in the same six months of 1998.

         Interest Expense. In the quarter and six months ended June 30, 1999, interest expense declined by $119,000 or 15.0%, and by $221,000, or 14.6%, respectively, as compared to the corresponding periods of 1998. These decreases were the result of reductions in average long-term borrowings outstanding during the first six months of 1999 as compared to 1998, and a reduction in the rate of interest the Company pays on its long-term borrowings. We will continue to rely on borrowings to fund a substantial portion of our working capital requirements and future growth and, as a result, we anticipate that interest will continue to be a significant expense for us.

Liquidity and Capital Resources

         We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $40,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of its eligible accounts receivable and 50% of its eligible inventory plus an additional amount of up to $5,000,000 that may be used for general corporate purposes, such as acquisitions or stock repurchases (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate or, at the Company's option but subject to certain limitations, at the bank's available LIBOR rate, plus 1.75% (or, in the case of borrowings other than for working capital purposes, at Libor plus 2.25% per annum. At July 30, 1999, outstanding borrowings under the revolving credit facility were $26,100,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

         The Company believes that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements over the next twelve months.

         The Company generally uses cash for, rather than generating cash from, operations during the first half of the year, because the Company builds inventories, and accounts receivables increase, as its customers begin increasing their product purchases for the spring and summer selling months (see "Seasonality and Inflation").

         Net cash provided by investing activities was $308,000 in the first six months of 1999, as compared to $4,245,000 in the same period of 1998. During the first six months of 1998, the Company received cash proceeds of $5,338,000 from the sale of an investment. In addition, in May 1998, the Company used cash of $1,142,000 to acquire the inventory of Marine Distributors, Inc., a distributor of marine products. Capital expenditures were $564,000 in the first six months of 1999 and $68,000 in the same period of 1998.

         In June 1999, we made the final principal payment, in the amount of $2,333,000, on our outstanding senior subordinated notes. In early 1999 we commenced an open market and private stock repurchase program and, as of July 30, 1999, we had purchased $2,598,000 of shares of our common stock. We used a combination of borrowings under the bank line of credit and internally generated funds to make the principal payment on the senior subordinated notes and to fund the purchase price paid for the repurchased shares.

         The Company leases the majority of its facilities and certain of its equipment under non-cancelable operating leases. The Company's future lease commitments are described in Note 4 of Notes to the Company's Interim Condensed Consolidated Financial Statements included elsewhere in this report.

Seasonality and Inflation

         Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year. Because a substantial portion of our expenses do not vary significantly as a result of seasonal fluctuations in sales volume, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in the months when sales are lower.

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

Year 2000

         The software for most computer systems was written using two digits (rather that four) to define the applicable year. As a result, those computer systems will be unable to interpret dates beginning with the year 2000 ("Y2K"), which could cause computer errors or even system failures, leading to disruptions in operations.

         The Company recently acquired a new primary computer system, as part of a capital equipment improvement program, to take advantage of improvements in computer technology and functionality that have occurred since the last major upgrading of its computer systems. Although the primary purpose of acquiring the new computer system was not to address the Y2K issue, the Company has been assured by its computer vendors and consultants that the software employed by the new system was written to recognize and process date sensitive information after 1999 and that, as a result, the new computer system is Y2K compliant. Most of the costs of the new and upgraded systems, which total approximately $2,000,000 and are being financed with bank borrowings or equipment lease financing, would have been incurred without regard to the Y2K issue. As a result, the Company believes that the costs of achieving Y2K compliance will represent only a fraction of the costs of obtaining the new system and such costs will not have a material effect on the Company's financial condition or operating results.

         The Company also uses other electronic and communication systems that contained software that would be unable to interpret dates after 1999. As a result, we developed a three-phase program designed to make those other systems Y2K compliant. Phase I, which has been completed, involved the identification of those systems. Phase II, which also has been completed, involved the development and implementation of action plans, including the upgrading or replacement of existing software, designed to make those systems Y2K compliant. Phase III, to be completed during the fourth quarter of 1999, involves the final testing of each of those systems and also the testing of the new computer system to ensure that all of those systems are Y2K compliant.

         Based on currently available information, the Company believes that the impact of the Year 2000 issue, as it relates to its internal computer systems, will not be material to the Company. However, notwithstanding the Company's Y2K compliance and testing programs, it will not be possible, until the beginning of 2000, to determine, with certainty, whether or not some processing problems or disruptions will occur that could cause delays in the processing, shipping and invoicing of customer orders, the processing and transmission of product purchase orders to and the receipt of products from vendors, and the gathering and analysis of financial data used by the Company in its operations. The impact of any such delays on the Company's operating results and financial condition cannot be accurately predicted, however, as this would depend on which computer systems are affected by the time it takes and the expense that must be incurred to correct those problems.

         The Company currently expects that most of its vendors and customers that rely heavily on computer systems in transacting business with the Company, including public utilities that provide telephone and other utility services to the Company, and the financial institutions with which the Company has banking and borrowing relationships, will be Y2K compliant prior to the beginning of 2000. However, that expectation is based on information furnished to the Company by those vendors and customers, and the Company has no cost-effective means of independently confirming that these third parties will, in fact, achieve Y2K compliance in sufficient time to avoid disruptions in their businesses that could affect the Company. As a result, the Company's business operations and its results of operations could be adversely affected, if and to the extent its major vendors or customers fail to remedy their Y2K issues on a timely basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowings activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, the Company is exposed to market risk from foreign currency fluctuations associated with the Company's Canadian operations and its Canadian currency denominated debt. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments.

         In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. As of June 30, 1999, the Company had outstanding $31.1 million under its revolving credit facility. At June 30, 1999, a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $150,000 in annual pretax earnings. The fair value of borrowings under the Company's revolving credit facility approximate the carrying value of such obligations.

         The Company sometimes enters into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of its inventory purchases in Canada for its Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. The Company believes that these agreements do not subject the Company to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 1999, there were no such agreements outstanding.

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

                                ----------------

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

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a) Exhibits.

            Exhibit 11.1 Computation of Earnings (Loss) Per Share for the quarter and six months, ended June 30, 1999 and 1998.

            Exhibit 27.       Financial Data Schedule.

        (b) Reports on Form 8-K.

         No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 12, 1999                  THE COAST DISTRIBUTION SYSTEM, INC.



                                        By: /s/ SANDRA A. KNELL
                                            ------------------------------------
                                            Sandra A. Knell
                                            Executive Vice President
                                            and Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                Sequentially
Exhibit                                                         Numbered Page
-------                                                         -------------

Exhibit 11.1      Computation of Income (Loss) Per Share             14
                  for the Quarter and the Six Months,
                  ended June 30, 1999 and 1998

Exhibit 27.       Financial Data Schedule                            16