Form 10-Q
period 1999-09-30
COAST DISTRIBUTION SYSTEM INC
filed 1999-11-15
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended         September 30, 1999
                                    ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from____________________ to ___________________


                          Commission File Number 1-9511


                       THE COAST DISTRIBUTION SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                            94-2490990
---------------------------------                         ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


350 WOODVIEW AVENUE, MORGAN HILL, CALIFORNIA                      95037
--------------------------------------------               ---------------------
  (Address of principal executive offices)                      (Zip Code)


                                 (408) 782-6686
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed, since last year)


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

                        4,312,746 shares of Common Stock
                             as of November 8, 1999

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                    September 30, 1999 and December 31, 1998

                                                       SEPTEMBER 30,   DECEMBER 31,
                                                           1999           1998
                                                       -------------   ------------
                                                        (UNAUDITED)      (AUDITED)
                             ASSETS
CURRENT ASSETS
    Cash                                                 $    798        $    435
    Accounts receivable - net                              15,444          12,412
    Inventories                                            37,777          37,246
    Other current assets                                      918           2,258
                                                         --------        --------
           Total current assets                            54,937          52,351

PROPERTY, PLANT, AND EQUIPMENT - NET                        3,925           3,904
OTHER ASSETS                                                9,661          10,558
                                                         --------        --------
                                                         $ 68,523        $ 66,813
                                                         ========        ========
                        LIABILITIES

CURRENT LIABILITIES
    Current maturities of long-term obligations          $    324        $  2,696
    Accounts payable - trade                                7,073           4,647
    Other current liabilities                               1,871           2,071
                                                         --------        --------
           Total current liabilities                        9,268           9,414

LONG-TERM OBLIGATIONS
      Secured note payable to bank                         24,467          21,245
      Other long-term liabilities                           1,962           2,086
                                                         --------        --------
                                                           26,429          23,331

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                      146             237

SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value;
         authorized: 5,000,000 shares;
         none issued and outstanding:                          --              --
      Common stock, $.001 par value;
         authorized: 20,000,000 shares;
         4,403,146 and 5,279,854 issued as of
         September 30, 1999 and December 31,
         1998, respectively                                     4               5
      Additional paid-in capital                           16,979          19,635
      Cumulative translation adjustment                      (486)           (665)
      Retained earnings                                    16,183          14,856
                                                         --------        --------
                                                           32,680          33,831
                                                         --------        --------
                                                         $ 68,523        $ 66,813
                                                         ========        ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                 ------------------------      ------------------------
                                                    1999           1998          1999            1998
                                                 ---------      ---------      ---------      ---------
Net sales                                        $  41,407      $  41,555      $ 132,160      $ 126,107

Cost of sales, including distribution costs         35,235         35,279        109,479        105,358
                                                 ---------      ---------      ---------      ---------
      Gross profit                                   6,172          6,276         22,681         20,749
Selling, general and administrative expenses         6,165          5,501         17,779         15,540
                                                 ---------      ---------      ---------      ---------
      Operating income                                   7            775          4,902          5,209

Other income (expense)
  Interest                                            (542)          (607)        (1,833)        (2,119)
  Other                                                 11             --              5             --
                                                 ---------      ---------      ---------      ---------
                                                      (531)          (607)        (1,828)        (2,119)
                                                 ---------      ---------      ---------      ---------
      Earnings (loss) before income taxes             (524)           168          3,074          3,090
Income tax provision (benefit)                        (361)            99          1,742          1,361
                                                 ---------      ---------      ---------      ---------
      NET EARNINGS (LOSS)                        $    (163)     $      69      $   1,332      $   1,729
                                                 =========      =========      =========      =========

Earnings (loss) per common Share:
  Basic                                          $    (.04)     $     .01      $     .28      $     .33
                                                 =========      =========      =========      =========
  Diluted                                        $    (.04)     $     .01      $     .28      $     .33
                                                 =========      =========      =========      =========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

            INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                         Nine months ended September 30,
                                   (Unaudited)

                                                             1999         1998
                                                           -------      -------
Cash flows from operating activities:
     Net income                                            $ 1,332      $ 1,729
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                         1,119        1,105
       Changes in assets and liabilities:
         (Increase) in accounts receivable                  (3,032)      (2,798)
         (Increase) decrease in inventories                   (531)       1,265
         (Increase) decrease in prepaids and other
           current assets                                    1,340         (828)
         Increase in accounts payable                        2,426        4,124
         Increase (decrease) in note, accrueds, and
           other current liabilities                          (200)         116
                                                           -------      -------
            Total adjustments                                1,122        2,984
                                                           -------      -------
            Net cash from operating activities               2,454        4,713

Cash flows from investing activities:
     Acquisition of businesses, net of cash acquired            --       (1,142)
     Proceeds from sale of investment                           --        5,338
     Capital expenditures                                     (714)        (137)
     (Increase) decrease in other assets                       471          (21)
                                                           -------      -------
           Net cash provided by (used in)
             investing activities                             (243)       4,038


Cash flows from financing activities:
     Net borrowings under line-of-credit agreement           3,222       (5,891)
     Net repayments of other long-term debt                 (2,496)      (2,618)
     Issuance of Common Stock pursuant to Employee
        Stock Option and Stock Purchase Plans                   86           81
     Redemption of redeemable preferred stock of
       subsidiary                                              (91)        (120)
     Dividends on preferred stock of subsidiary                 (5)          (9)
     Repurchases of common stock                            (2,743)          --
                                                           -------      -------
           Net cash used in financing activities            (2,027)      (8,557)
Effect of exchange rate changes on cash                        179         (283)
                                                           -------      -------
     NET INCREASE (DECREASE) IN CASH                           363          (89)
Cash beginning of period                                       435          308
                                                           -------      -------
Cash end of period                                         $   798      $   219
                                                           =======      =======

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of September 30, 1999 and the results of its operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1998.

2. The Company's business is seasonal and its results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion & Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

3. Earnings per share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares have been excluded from the computation of earnings per share as if their effect is anti-dilutive.

4. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13. The office and warehouse leases expire over the next eleven years and the equipment leases expire over the next five years.

     The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1998 are as follows:


                YEAR ENDING
                DECEMBER 31,        EQUIPMENT    FACILITIES     TOTAL
                ------------        ---------    ----------     ------
                                              (DOLLARS IN THOUSANDS)
                  1999                 $57        $2,521        $2,578
                  2000                  15         1,734         1,749
                  2001                   8         1,632         1,640
                  2002                   1         1,368         1,369
                  2003                  --         1,313         1,313
                Thereafter              --         4,250         4,250
                                       ---       -------       -------
                                       $81       $12,818       $12,899
                                       ===       =======       =======

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Geographic net sales for the nine months ended September 30, 1999 are as follows:

                            USA                $109,258,000
                            Canada               22,902,000
                                               ------------
                                               $132,160,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Factors Generally Affecting Sales of RV and Boating Products

         We believe that the Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles ("RVs"), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Sales are made by the Company to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers ("After-Market Customers"). The Company's sales are affected primarily by (i) usage of RVs and boats and (ii) sales of new RVs and boats, because consumers often "accessorize" their RVs and boats at the time of purchase.

         The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, increases in gasoline prices which adversely affect the costs of using RVs and boats, and unusually weather conditions.

Results of Operations

         Net Sales. Net Sales remained relatively unchanged in the third quarter of 1999 at $41,407,000 as compared to $41,555,000 for the same quarter in 1998. For the nine months ended September 30, 1999 sales increased 5% to $132,160,000 from $126,107,000 in the first nine months of 1998. This increase was a result primarily of (i) increased consumer demand, during the first and second quarters of the year, for the products that we sell, which we believe resulted primarily from increases in sales and usage of recreational vehicles and boats, and (ii) the fact that during the nine months ended September 30, 1999 we had nine full months of product sales by Marine Distributors, a marine products distribution business we acquired in late May 1998, whereas due to the date of that acquisition, sales from that business were included in our operating results for only four months of the nine month period ended September 30, 1998. Sales in the third quarter of 1999 flattened on a comparative basis with the preceding year due to more moderate than usual summer weather which adversely affected sales of some of our higher-priced products such as air conditioners.

         Gross Margin. The Company's gross margin decreased to 14.9% of net sales in the three months ended September 30, 1999 from 15.1% for the same period of 1998. This decrease was due primarily to (i) increased price competition in the markets in which the Company operates, which the Company believes is due to a market-wide slowdown in aftermarket sales of recreational vehicle and boating products, and (ii) increased shipping costs charged by the third-party freight carriers that deliver our products to customers. In the nine months ended September 30, 1999, the Company's gross margin increased to 17.2% of net sales from 16.5% in 1998. These increases were due primarily to (i) price increases in early 1999 on selected products that the Company sells, and (ii) the impact of fixed costs on a higher sales base.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 14.9% for the third quarter of 1999 from 13.2% in the comparable quarter of 1998. In the nine months ended September 30, 1999, these expenses increased to 13.5% of net sales from 12.3% for the same period of 1998. These increases were primarily the result of the installation of the Company's new computer system, which will become operational in the fourth quarter of 1999 and increased selling expenses due to the addition of marine sales personnel. Also contributing to the increase in selling, general and administrative expenses in the nine months ended September 30, 1999 were costs incurred in the relocation of our corporate headquarters from San Jose, California to Morgan Hill, California that took place in the first quarter of 1999.

         Operating Income. Due to the combined effects of the decreases in sales and gross margin and the increases in selling, general and administrative expenses during the quarter ended September 30, 1999, operating income declined to $7,000 from $775,000 in the third quarter of 1998. The increase in selling, general and administrative expenses in the nine months ended September 30, 1999 more than offset the increases in sales and gross margin for the same period as compared to the nine months ended September 30, 1998, and therefore, operating income declined to $4,902,000 for the nine months ended September 30, 1999 as compared to $5,209,000 for the same nine month period of 1998.

         Interest Expense. In the quarter ended September 30, 1999, interest expense declined by $65,000 or 11%, as compared to the same quarter of 1998. Interest expense for the nine months ended September 30, 1999 decreased by $286,000 or 14%, as compared to the same period of 1998. These decreases were largely the result of a reduction in the rate of interest the Company pays on borrowings under its bank credit facility. The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

         Income Taxes. For the nine months ended September 30, 1999, the Company's effective income tax rate was 56.7%. The effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and income tax rates in Canada which are higher than income tax rates in the United States.

Liquidity and Capital Resources

         We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $40,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory (the "borrowing base"). We also may borrow up to an additional $5,000,000 under the credit facility for general corporate purposes, such as acquisitions or stock repurchases. Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate or, at the Company's option but subject to certain limitations, at the bank's available LIBOR rate, plus 1.75% (or, in the case of borrowings other than for working capital purposes, at LIBOR plus 2.25% per annum). At November 8, 1999 outstanding borrowings under the revolving credit facility were $23,665,000. Borrowings under the credit facility are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

         The Company believes that available credit under its revolving credit facility, together with internally generated funds, will be sufficient to enable the Company to meet its working capital requirements and other cash requirements over the next twelve months. The Company does not presently anticipate any material increases in its cash requirements or material changes in its sources of funds in the foreseeable future.

         During the nine months ended September 30, 1999, increases in accounts payable, net income and the receipt of income tax refunds enabled the Company to generate cash from operating activities of $2,454,00. During the nine months ended September 30, 1998, increases in accounts payable, reductions in inventory, combined with the Company's earnings, enabled us to generate cash from operating activities of $4,713,000.

         Net cash used in investing activities was $243,000 in the nine months ended September 30, 1999, as compared to net cash provided by investing activities of $4,038,000 in the same period of 1998. During the first quarter of 1998, the Company received proceeds of $5,338,000 from the sale of its investment in HWH. In addition, in May 1998, the Company used cash of $1,142,000 to acquire the inventory of Marine Distributors, Inc., a distributor of marine products. Capital expenditures were $714,000 in 1999 and $137,000 in 1998.

         In June 1999, we made the final payment, in the amount of $2,333,000, on our outstanding senior subordinated notes. In early 1999 we began an open market and private stock repurchase program and, as of October 31, 1999, we had purchased $3,004,000 of shares of our common stock. We used a combination of borrowings under the bank credit facility and internally generated funds to make the principal payment on the senior subordinated notes and to fund the repurchases of our shares. We intend to purchase additional shares in the future if opportunities to do so, at favorable prices, become available.

         The Company leases the majority of its facilities and certain of its equipment under non-cancelable operating leases. The Company's future lease commitments are described in Noted 4 of Notes to the Company's Interim Condensed Consolidated Financial Statements included elsewhere in this report.

Seasonality and Inflation

         Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year. Because a substantial portion of the Company's expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in months when sales are lower.

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

Year 2000

         The software for most computer systems was written using two digits (rather than four) to define the applicable year. As a result, those computer systems will be unable to interpret dates beginning with the year 2000 ("Y2K"), which could cause computer errors or even system failures, leading to disruptions in operations.

         We recently acquired a new primary computer system, as part of a capital equipment improvement program, to take advantage of improvements in computer technology and functionality that have occurred since the last major upgrading of our computer system. Although the primary purpose of acquiring the new computer system was not to address the Y2K issue, we have been assured by our computer vendors and consultants that the software employed by the new system was written to recognize and process date sensitive information after 1999 and that, as a result, the new computer system is Y2K compliant. Most of the costs of the new and upgraded systems, which total approximately $2,500,000 and are being financed with bank borrowings or equipment lease financing, would have been incurred without regard to the Y2K issue. As a result, we believe that the costs of achieving Y2K compliance will represent only a fraction of the costs of obtaining the new system and such costs will not have a material effect on the Company's financial condition or operating results.

         We also use other electronic and communication systems that contain software that would be unable to interpret dates after 1999. Although we believe that the Company does not have non-IT systems that are of material importance to our operations, we have developed a three-phase program designed to make those other systems Y2K compliant. Phase I, which has been completed, involved the identification of those systems. Phase II, which also has been completed, involved the development and implementation of action plans, including the upgrading or replacement of existing software, designed to make those systems Y2K compliant. Phase III, to be completed during the fourth quarter of 1999, involves the final testing of each of those systems and also the testing of the new computer system to ensure that all of those systems are Y2K compliant.

         Based on currently available information, we believe that the impact of the Y2K issue, as it relates to our internal computer systems, will not be material to the Company. However, notwithstanding the Company's Y2K compliance and testing programs, it will not be possible, until the beginning of 2000, to determine, with certainty, whether or not some processing problems or disruptions will occur that could cause delays in the processing, shipping and invoicing of customers orders, the processing and transmission of product purchase orders to and the receipt of products from vendors, and the gathering and analysis of financial data used by the Company in its operations. The impact of any such delays on the Company's operating results and financial condition cannot be accurately predicted, however, as this would depend on which computer systems are affected by the time it takes and the expense that must be incurred to correct those problems.

         The Company currently expects that most of its vendors and customers that rely heavily on computer systems in transacting business with the Company, including public utilities that provide telephone and other utility services to the Company, and the financial institutions with which the Company has banking and borrowing relationships, will be Y2K compliant prior to the beginning of 2000. However, that expectation is based on verbal, rather than written, information furnished to the Company by those vendors and customers, and the Company has no cost-effective means of independently confirming that these third parties will, in fact achieve Y2K compliance in sufficient time to avoid disruptions in their businesses that could affect the Company. As a result, the Company's business operations and its results of operations could be adversely affected, if and to the extent its major vendors or customers fail to remedy their Y2K issues on a timely basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, the Company is exposed to market risk from foreign currency fluctuations associated with the Company's Canadian operations and its Canadian currency denominated debt. The Company does not use financial instruments for trading or other speculative purposes and is not party to any derivative financial instruments.

         In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. As of September 30, 1999, the Company had outstanding $24,500,000 under its revolving credit facility. At September, 30 1999, a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $61,000 in 1999 pretax earnings. The fair value of borrowings under the Company's revolving credit facility approximate the carrying value of such obligations.

         The Company sometimes enters into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of its inventory purchases in Canada for its Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. The Company believes that these agreements do not subject the Company to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 1999, there were no such agreements outstanding.

         Approximately 15% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, the Company has not used derivative financial instruments to manage its exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

                           --------------------------

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

         (a) The Company's Annual Meeting of Stockholders was held on July 27, 1999.

         (b) Set forth below is the name of each director elected at the meeting and the number of votes cast for their election and the number of votes withheld. The election was uncontested and there were no broker non-votes in the election.

         Directors Elected at the Annual Meeting:

             Name of                   Number of                 Number of
         Nominee/Director             Votes "For"            Votes "Withheld"
         ----------------             -----------            ----------------
         John Casey                    4,066,238                  13,072


         The incumbent directors whose term of office continued after the meeting were Thomas R. McGuire, Robert S. Throop and Ben A. Frydman.

         (c) At the Annual Meeting, the Company's 1999 Stock Incentive Plan, which provides for the grant of stock options purchase up to an aggregate of 300,000 shares of the Company's Common Stock to directors, officers, employees and service providers, was approved by the following vote of the Shareholders:


           For:  1,879,550       Against: 469,534        Abstain: 27,305
           ---                   -------                 --------

         A total of 2,081,751 shares held of record by brokers were not voted on approval of the 1999 Stock Incentive Plan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

         (a) Exhibits.

             Exhibit 11.1 -- Computation of Earnings (Loss) Per Share for the
                             quarter and nine months, ended September 30, 1999 and 1998.

             Exhibit 27   -- Financial Data Schedule.

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999                     THE COAST DISTRIBUTION SYSTEM, INC.


                                             By: /s/ SANDRA A. KNELL
                                                 -------------------------------
                                                 Sandra A. Knell
                                                 Executive Vice President and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                   SEQUENTIALLY
EXHIBIT                             DESCRIPTION                                    NUMBERED PAGE
-------                             -----------                                    -------------
Exhibit 11.1  Computation of Income (Loss) Per Share for the Quarter and the Nine
              Months, ended September 30, 1999 and 1998

Exhibit 27    Financial Data Schedule