Form 10-K
period 1999-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2000-03-30
CIK 728303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

    (Mark One)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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

  Common Stock,  par value
       $.001 per share                         American Stock Exchange
-------------------------------      -------------------------------------------
       (TITLE OF CLASS)              (NAME OF EACH EXCHANGE ON WHICH REGISTERED)


Securities registered pursuant to Section 12(g) of the Act:   None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 9, 2000, the aggregate market value of the Common Stock held by non-affiliates was approximately $7,321,000.

         As of March 9, 2000, a total of 4,302,846 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before May 1, 2000.

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

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         The Coast Distribution System, Inc. (the "Company") was incorporated in California in November 1977, and reincorporated in Delaware in April 1998. We believe that we are the largest wholesale supplier of replacement parts, supplies and accessories for recreational vehicles ("RVs"), and one of the largest wholesale suppliers of replacement parts, supplies and accessories for boats, in North America. We supply more than 25,000 products and serve more than 15,000 customers throughout the United States and Canada, from 14 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida, Wisconsin and Alaska and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note H to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for certain information regarding the respective operating results of the Company's operations in the United States and Canada. The Company's customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers ("After-Market Customers"), who resell the products they purchase from the Company, at retail, to consumers that own or use RVs and boats.

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

         Although initially designed for sale to After-Market Customers, a number of the Company's more recently designed proprietary products also are suitable for installation as original equipment on RVs and boats at the time of their manufacture. In addition, a number of the proprietary products have applications in markets other than the RV and boating markets, such as the automobile or outdoor furniture markets. As a result, in 1997 the Company established the DTS Manufacturing Division within the Company (the "DTS Division") to implement programs to market and sell those proprietary products to RV and boat manufacturers and to retail dealers and mass merchandisers in other markets. Utilizing distinctive brand names and packaging, these proprietary products are marketed separately, as products that are distinct, from the proprietary products that are sold by the Company to RV and boating After-Market Customers. The DTS Division also will be identifying opportunities to design and arrange for the manufacture of new proprietary products that can be installed as original equipment on RVs and boats or that have applications in other markets. To date, the operating results of the DTS Division have not been material. The

 Company's RV and boating After-Market products business will continue to market proprietary products designed for RV and boating After-Market Customers under the name "Coast Distribution."

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

THE PARTS, SUPPLIES AND ACCESSORIES AFTER-MARKETS

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

         The market for RV parts, supplies and accessories distributed by the Company includes both RV dealers and RV supply stores and service centers. The products that we sell include optional equipment and accessories, such as awnings, trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See "Business
- Products."

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

         The DTS Division. Although the Company's proprietary products were initially designed for sale to After-Market Customers, a number of those products also are suitable for installation as original equipment on RVs and boats at the time of their manufacture or have applications in markets other than the RV and boating markets, such as the automobile and outdoor furniture markets. As a result, in 1997 the Company established the DTS Manufacturing Division within the Company (the "DTS Division"), to implement programs to market and sell those proprietary products to RV and boat manufacturers and to retail dealers and mass merchandisers in other markets. Utilizing distinctive brand names and packaging, these proprietary products are marketed separately, as products that are distinct from the proprietary products that are sold by the Company's "Coast Distribution" Division to RV and boating After-Market Customers. The DTS Division also will be identifying opportunities to design and arrange for the manufacture of new proprietary products that can be installed as original equipment on RVs and boats or that have applications in other markets. To date, the operating results of the DTS Division have not been material.

MARKETING AND SALES

         The Company's customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent recreational vehicle supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. The Company is not dependent on any single customer for any material portion of its business. No single customer accounted for as much as 5% of the Company's sales in 1997, 1998 or 1999.

         Customer Service Center and Computerized Order Entry and Warehousing System. The Company has designed and implemented a computer-based order entry and warehousing system which enables its customers to transmit orders electronically to the Company's central computers and also enables the Company to prepare and invoice most customer orders within 24 hours of receipt.

         The Company also operates a national customer service center, through which the Company's customers can obtain product information and place orders by telephone using the Company's toll-free telephone numbers. With the exception of holidays, the customer service center is operational for a total of 13 hours per day, Monday through Friday, and 8 hours on Saturdays and is staffed by sales personnel who are trained to promote the sale of the Company's products and to handle customer service issues. Currently, the number of customer calls handled by the national customer service center, which can be accessed by virtually all of the Company's customers in the United States and Canada, ranges from 2,000 to 6,000 per day and the customer service center has enabled the Company not only to improve customer service, but also to reduce selling expenses.

         Orders transmitted from customers either electronically or by telephone to the national customer service center are input into the Company's IBM AS 400 computer and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer's call at the customer service center, that the order has been accepted and whether any items are not currently in stock. In addition, the Company offers to participating customers a "split shipment program" by which a customer's order for a product that is not available from the Company's distribution center closest to the customer, will be shipped to that customer from another of the Company's distribution centers that has been pre-selected by that customer as a "back-up" distribution center, when that product is available at that back-up distribution center.

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

ARRANGEMENTS WITH MANUFACTURERS

         General. The products which the Company distributes are purchased by it from more than 500 different manufacturers. As is typical in the industry, in most instances the Company acquires its products on a purchase order basis and has no guaranteed price or delivery agreements with manufacturers, including the manufacturers that supply proprietary products to the Company. As a result, short-term inventory shortages can occur. The Company sometimes chooses to carry only a single manufacturer's products for certain of the brand-name product lines that it sells, although comparable products usually are available from multiple sources. In addition, each of the proprietary products is obtained by the Company from a single source manufacturer, although in most instances the Company owns the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the inability to readily obtain alternative product supply sources in the event a single source supplier encounters quality or other production problems, which could adversely affect the Company's sales.

         No manufacturer or supplier of products to the Company accounted for more than 5% of the Company's product purchases in 1999, other than Airxcel, Inc. ("Airxcel"). Airxcel supplies the Company with its requirements for RV air conditioners sold under the Coleman(R) brand name, under a multi-year product supply agreement. The products supplied by RVP accounted for approximately 13% of the Company's net sales in 1999.

         Manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

         Recent Changes in Relationships Affecting the After-Market. During the past four years some manufacturers of RV products have chosen to integrate their operations vertically to include distribution. As a result those manufacturers, which formerly had been a source of products for the Company and other distributors have become competitors. One of those manufacturers, Dometic Corporation ("Dometic"), which had supplied the Company with its requirements for air conditioners, awnings and refrigerators that had accounted for more than 20% of the Company's annual sales, began distributing their products directly to retail dealers and, therefore, became a competitor of the Company (as well as a competitor of other distributors) in 1996. In addition, some boating product distributors have vertically integrated their operations by opening an increasing number of retail establishments. The Company, itself, has become a designer and supplier of products that are manufactured for it by contract manufacturers and, therefore, has become a competitor of RV and boating product manufacturers, which led certain manufacturers to terminate their supply relationships with the Company. Finally, manufacturers of recreational vehicles and boats are incorporating an increasing number of accessories, that had formerly been sold primarily as After-Market products, into the vehicles or boats as original equipment at the time of their manufacture, which has had an adverse impact on sales of products by distributors, including the Company. These developments have led to realignments of relationships and increased competition among manufacturers, distributors and retail dealers within the After-Market. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Our Business is Seasonal and is Subject to Various Economic and Climatic Influences.

         Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by weather conditions. As a result, our sales and operating results ordinarily decline in the winter months and we sometimes incur losses in these periods of the year. Purchases and usage of RVs and boats also are affected by consumers' level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, our sales and operating results can be, and in the past have been, adversely affected by the following:

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

         We Finance Growth through Borrowings; We have Significant Debt Service Requirements.

         We have financed our growth primarily with bank borrowings and institutional debt financing. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Although our 1999 operations generated approximately $777,000 of positive cash flow, and we expect to fund our 2000 working capital requirements and capital expenditures with internally generated funds and borrowings under our revolving bank credit line, our outstanding borrowings could harm us in the future. We may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities; and (ii) we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Therefore, our existing debt makes us more vulnerable to general economic downturns and competitive pressures. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    EMPLOYEES

         At December 31, 1999, the Company had approximately 375 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company's employees is represented by a labor union. The Company believes that its relations with employees are good.

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

                                        SQUARE
            GEOGRAPHIC LOCATION         FOOTAGE      LEASE EXPIRATION DATE
            -------------------         -------      ---------------------
    Visalia, California..............    70,000      February 28, 2007
    Fort Worth, Texas................    90,670      April 30, 2004
    San Antonio, Texas...............    27,300      April 30, 2001
    Denver, Colorado.................    50,000      September 30, 2004
    Elkhart, Indiana.................   109,000      December 31, 2005
    Lancaster, Pennsylvania..........    64,900      February 29, 2004
    Atlanta, Georgia.................    66,800      August 31, 2004
    Tampa, Florida...................    53,100      September 30, 2003
    Phoenix, Arizona.................    36,500      March 31, 2002
    Salt Lake City, Utah.............    37,800      March 31, 2003
    Portland, Oregon.................    72,000      Owned
    Albany, New York.................    52,500      April 30, 2004
    Eau Claire, Wisconsin............    36,000      July 31, 2001
    Anchorage, Alaska................     2,000      December 31, 2002
    Montreal, Quebec.................    40,715      January 1, 2010
    Toronto, Ontario.................    34,020      December 1, 2001
    Calgary, Alberta.................    30,750      December 1, 2003
    Vancouver, British Columbia......    22,839      June 1, 2004

         In March 1999, the Company relocated its executive offices from San Jose to Morgan Hill, California, a suburb of San Jose, where it now leases 26,000 square feet of office space. The Company's address is 350 Woodview Avenue, Morgan Hill, California 95037 and its telephone at that location is
(408) 782-6686.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF REGISTRANT

                   NAME                 AGE                              POSITION
                   ----                 ---                              --------
      Thomas R. McGuire...........      56     Chairman of the Board and Chief Executive Officer

      Sandra A. Knell.............      42     Executive Vice President - Finance and Chief Financial
                                               Officer and Secretary

      Jeffrey R. Wannamaker.......      39     Executive Vice President - Operations and President of the
                                               Coast Distribution Division of the Company

      David A. Berger.............      46     Executive Vice President - Marine Sales and Marketing

      Stephen Bartolotta..........      38     Executive Vice President -- Strategic Planning

      Dennis A. Castagnola........      52     Senior Vice President - Proprietary Products and President
                                               of the DTS Division of the Company

         Set forth below is certain information regarding the Company's executive officers.

         THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since the Company's inception. From 1981 until August 1985 he also served as the Company's Chief Financial Officer and Secretary.

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

         STEPHEN BARTOLOTTA. Mr. Bartolotta joined the Company in January 2000 as Executive Vice President - Strategic Planning. From September 1995 to December 1999, he was a Senior Manager with the Strategic Services Division of Arthur Andersen Consulting, Inc., in New York. From February 1993 to September 1995, Mr. Bartolotta was a senior staff member with Arthur Andersen's business advisory practice. From October 1987 to February 1993, he held various positions with the Company, including Vice President and general manager of the Company's Connecticut distribution center.

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

                                                        HIGH          LOW
                                                        ----          ---
         1999:

            First Quarter............                  $3.38         $2.25
            Second Quarter...........                   3.25          2.13
            Third Quarter............                   2.94          2.38
            Fourth Quarter...........                   2.56          1.88

         1998:

            First Quarter............                  $3.25         $2.00
            Second Quarter...........                   5.00          2.75
            Third Quarter............                   4.31          2.50
            Fourth Quarter...........                   3.00          2.00

         On March 9, 2000, the closing price per share of the Company's common stock on the American Stock Exchange was $2.06 and there were approximately 1,215 holders of record of the Company's common stock.

DIVIDENDS AND SHARE REPURCHASES

         The Company has a policy of retaining earnings to support the growth of its business and, therefore, does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends by the Company is restricted by its loan agreements. See Note E to the Company's Consolidated Financial Statements.

         In early 1999 the Company adopted an open market and private stock repurchase program. We made purchases of $2,975,000 of shares under that program, that were funded with borrowings under a term loan from the same lender with which we have our revolving credit facility. We do not currently expect to make any purchases of shares in 2000 unless we have the opportunity to do so at favorable prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

         The selected operating data set forth below for the fiscal years ended December 31, 1999, 1998 and 1997, and the selected balance sheet data at December 31, 1999 and 1998, are derived from the Company's audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements. The selected financial data for the fiscal years ended December 31, 1996 and 1995 and at December 31, 1997, 1996, and 1995 are derived from audited financial statements which are not included in this report.

                                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                         1999         1998         1997         1996         1995
                                       ---------    ---------    ---------    ---------    ---------
                                                   (IN THOUSANDS EXCEPT PER SHARE DATA)
Operating Data:
Net Sales ..........................   $ 154,800    $ 148,680    $ 135,952    $ 139,286    $ 169,559
Cost of sales (including
distribution costs) ................     128,804      124,452      117,272      118,361      138,806
                                       ---------    ---------    ---------    ---------    ---------
          Gross margin .............      25,996       24,228       18,680       20,925       30,753

Selling, general and
administrative expenses ............      23,140       20,301       20,147       21,525       22,260
                                       ---------    ---------    ---------    ---------    ---------
     Operating margin ..............       2,856        3,927       (1,467)        (600)       8,493

Equity in net earnings (loss) of
affiliated companies ...............          76         (170)         673        1,529        1,204
Other income (expense) .............      (2,386)      (2,704)      (5,775)      (1,246)      (4,271)
                                       ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income
taxes ..............................         546        1,053       (6,569)        (317)       5,426
Income taxes (benefit) .............         536          927       (1,303)        (194)       2,082
                                       ---------    ---------    ---------    ---------    ---------
Net earnings (loss) ................   $      10    $     126    $  (5,266)   $    (123)   $   3,344
                                       =========    =========    =========    =========    =========

Net earnings (loss) per
share-diluted(1) ...................   $     .00    $     .02    $   (1.01)   $    (.03)   $     .64
                                       =========    =========    =========    =========    =========
Weighted average number of shares...
                                           4,641        5,282        5,239        5,198        5,206
                                       =========    =========    =========    =========    =========

                                          1999         1998         1997         1996         1995
                                       ---------    ---------    ---------    ---------    ---------
                                                       (dollars in thousands)
Balance Sheet Data:
Working capital ....................   $  45,653    $  42,937    $  48,999    $  45,639    $  50,004
Total assets .......................      69,687       66,813       72,663       88,442       92,136
Long-term obligations(2)............      28,105       23,175       29,726       33,771       38,376
Shareholders' equity ...............      31,243       33,831       33,996       39,450       39,392


----------

(1)      See Note J to the Company's Consolidated Financial Statements.

(2) Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company's Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Factors Generally Affecting Sales of RV and Boating Products
     ------------------------------------------------------------

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

         The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the prices of gasoline also can lead to declines in the usage and purchases of RVs and boats. As a result, the Company's sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, shortages in the supply and increases in the prices of gasoline, and unusually adverse weather conditions.

RESULTS OF OPERATIONS

         Net Sales. Net sales in 1999 increased by approximately $6,120,000 or 4.1% as compared to 1998, due primarily to an increase, during the first half of 1999, in consumer demand for the products that we sell, which we believe resulted primarily from increases in sales and usage of recreational vehicles and boats. Operating results in 1999 also included a full year of sales from Marine Distributors, a marine products distribution business that we acquired late in May 1998, the sales of which were therefore not included in our operating results for the first five months of 1998.

         Net sales in 1998 increased by approximately $12,728,000 or 9.4% as compared to 1997, due to strengthening demand, new marketing programs implemented by the Company, and the acquisition of Marine Distributors in May 1998.

         Gross Margin. The Company's gross margin increased to 16.8% of net sales in 1999 from 16.3% in 1998 and 13.7% in 1997. These increases were due primarily to (i) selected price increases on the products that we sell, and (ii) the impact of fixed costs on a higher sales base.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 15.0% for 1999 from 13.7% in 1998. This increase was primarily the result of costs associated with the installation of the Company's new computer system, which became operational in the fourth quarter of 1999 and increased selling expenses due to the addition of marine sales personnel. Also contributing to the increase in selling, general and administrative expenses in 1999 were costs incurred in the relocation of our corporate headquarters from San Jose, California to Morgan Hill, California that took place in the first quarter of 1999.

         As a percentage of net sales, selling, general and administrative expenses declined to 13.7% in 1998 from 14.8% in 1997. This decrease was due primarily to increased sales in 1998 and a reduction of the Company's telephone expenses.

         Operating Income. The increase in selling, general and administrative expenses in 1999 more than offset the increases in sales and gross margin achieved during the year, and therefore, operating income declined to $2,856,000 in 1999 as compared to $3,927,000 in 1998.

         The Company increased its operating income in 1998 to $3,927,000 as compared to a loss from operations of $1,467,000 in 1997 due to increased sales and gross margin.

         Nearly all of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

         Equity in Net Earnings of Affiliated Companies. For several years, the Company maintained minority ownership interests in several companies in related industries ("affiliated companies"). The Company's ownership interests in these affiliated companies had been accounted for under the equity method of accounting, under which the Company included in its operating results, as "equity in net earnings (loss) of affiliates," its pro rata share of the net income of or any loss incurred by these companies. H. Burden Limited ("Burden"), a distributor of caravan and boating products in Western Europe, in which the Company had owned a 35% ownership interest, and HWH, Inc. ("HWH"), a manufacturer of hydraulic leveling devices and other products for recreational vehicles, in which the Company held a 34% ownership interest, accounted for substantially all of the Company's equity in the net earnings of affiliates. In the second half of 1997 the Company sold its ownership interest in Burden for a cash price of $4,198,000; and, in early 1998, it sold its ownership interest in HWH for a cash price of $5,338,000, in order to provide funds to support the growth of the Company's core business of distributing after-market products in North America. As a result, equity in the net earnings of affiliates was not material in 1999, 1998 or 1997 and is not expected to be material to the Company's operating results in the future.

         Interest Expense. During 1999 interest expense decreased by $291,000 or 11%, as compared to 1998. This decrease was largely the result of a reduction in the rate of interest that the Company pays on its revolving line of credit. During 1998 interest expense decreased by $674,000 or 20% as compared to 1997. This decrease was the result of reductions in average long-term borrowings outstanding as compared to 1997. Those reductions were funded with proceeds from the sales of the Company's investments in Burden and HWH and, to a lesser extent, internally generated funds.

         The Company will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for the Company.

         Income Taxes (Benefit). The Company's effective income tax rate was 98% in 1999, 88% in 1998 and 20% in 1997. The substantial increase in the tax rate in 1999 and 1998, as compared to 1997, was due primarily to (i) an increase in non-tax deductible expenses as a percentage of pre-tax results; and (ii) an increase in income generated by the Company's Canadian subsidiary, because such income is taxed at higher rates in Canada than the income tax rates applicable in the United States.


LIQUIDITY AND CAPITAL RESOURCES

         We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under that credit facility, which expires in May 2001, we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $40,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory (the "borrowing base"). Borrowings under this credit facility bear interest at a per annum rate of interest equal to the bank's prime rate plus 0.5% or, at the Company's option but subject to certain limitations, at the bank's available LIBOR rate, plus 2.25%.

         The Company also has obtained a $5,000,000 term loan from the bank from which we obtained our revolving credit facility. The proceeds were used to fund repurchases of our shares in 1999 and for other corporate purposes. The term loan is repayable in monthly installments commencing in July 2000, based on a three year amortization. However, if the revolving credit facility is not extended beyond its maturity date of May 31, 2001, the remaining balance of the term loan will become due at that time. Term loan borrowings bear interest at the bank's prime rate plus 100 basis points or at the Bank's LIBOR rate plus 275 basis points.

         At March 21, 2000, outstanding borrowings under the revolving credit facility and the term loan totaled $37,900,000. Borrowings under the credit facility and term loan are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

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

         The Company generally uses cash for, rather than generating cash from, operations in the first half of the year, because the Company builds inventories, and accounts receivables increase, as its customers begin increasing their product purchases for the spring and summer selling seasons. See "Seasonality and Inflation" below.

         The Company generated cash from operating activities of $777,000, $5,194,000 and $1,544,000 in 1999, 1998 and 1997 respectively. In 1999 the cash was generated primarily from non-cash expenses and an increase in accounts payable. In 1998, the cash was generated primarily from non-cash expenses and the receipt of income tax refunds arising from the taxable loss in 1997. In December 1999, the Company increased its inventory to prepare for its annual dealer sales show, which was held in January 2000. In prior years the show has been held in February. As a result, the increase in inventories in anticipation of the dealer show in past years occurred in January, rather than the preceding December. The Company was able to decrease its inventory by $1,267,000 in 1998 and $5,612,000 in 1997.

         Net cash used in investing activities was $272,000 in 1999, as compared to net cash provided by investing activities of $3,294,000 in 1998 and $3,615,000 in 1997. During the first quarter of 1998, the Company received proceeds of $5,338,000 from the sale of its investment in HWH. In the second half of 1997, the Company received proceeds of $4,198,000 from the sale of its investment in Burden. In May 1998, the Company used cash of $1,142,000 to acquire the inventory of Marine Distributors, Inc., a distributor of marine products.

         Capital expenditures were $1,465,000 in 1999, $258,000 in 1998 and $428,000 in 1997. The increase in capital expenditures in 1999 was related to the acquisition and installation of the Company's new computer system and, to a lesser extent, expenditures associated with the establishment of its new headquarters and national order office in Morgan Hill, California.

         Borrowings under the Company's credit facility increased by $5,095,000 in 1999, as compared to decreases of $5,376,000 in 1998 and $2,835,000 in 1997.
In June 1999, the Company retired its outstanding senior subordinated notes with a final principal payment of $2,334,000. Similar payments were made in each of 1998 and 1997. Those payments were funded principally with borrowings under our long term revolving bank credit facility.

         In early 1999 we adopted an open market and private stock repurchase program. During 1999, we purchased 1,012,304 shares of our common stock for an aggregate of $2,975,000 under this program. We funded those purchases with proceeds of the term loan we obtained from our bank lender. The stock repurchases accounted for the decrease in stockholders equity at December 31, 1991. We do not currently expect to make any purchases of shares during 2000, unless we have opportunities to acquire additional shares at favorable prices.

         The Company leases the majority of its facilities and certain of its equipment under non-cancelable operating leases. In 1999, rent expense under all operating leases totaled approximately $3,380,000. The Company's future lease commitments are described in Note E to the Company's Consolidated Financial Statements contained elsewhere in this Report.

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

         The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 1999 and 1998. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

                                                                 Quarter Ended
                                      March 31, 1999     June 30, 1999    September 30, 1999     December 31, 1999
                                      --------------     -------------    ------------------     -----------------
Revenues                                 $41,129            $49,624            $ 41,407             $ 22,640
Gross profit                               7,130              9,381               6,172                3,313
Net earnings (loss)                          340              1,155                (163)              (1,322)
Net earnings (loss) per share            $   .07            $   .25            $   (.04)            $   (.31)

                                                                 Quarter Ended
                                      March 31, 1998     June 30, 1998    September 30, 1998     December 31, 1998
                                      --------------     -------------    ------------------     -----------------
Revenues                                 $38,364            $46,188            $41,555            $ 22,573
Gross Profit                               6,490              7,984              6,276               3,478
Net earnings (loss)                          608              1,052                 69              (1,603)
Net earnings (loss) per share            $   .12            $   .20            $   .01            $   (.30)


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

         The Company sometimes enters into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of its inventory purchases for its Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. The Company believes that these agreements do not subject the Company to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 1999, there were no such agreements outstanding.

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

                                   ----------

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



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                                         PAGE
                                                                                         ----
     Consolidated Financial Statements:
              Report of Independent Certified Public Accountants...........................17

              Consolidated Balance Sheets, December 31, 1999 and 1998......................18

              Consolidated Statements of Operations for the Years Ended
              December 31, 1999, 1998 and 1997.............................................19

              Consolidated Statements of Cash Flows
              for the Years Ended December 31, 1999, 1998 and 1997.........................20

              Consolidated Statement of Shareholders' Equity for the
              Years Ended December 31, 1999, 1998 and 1997.................................21

              Notes to Consolidated Financial Statements...................................22

     Financial Statement Schedules:
              Schedule II - Valuation and Qualifying Accounts
              for the Years Ended December 31, 1999, 1998 and 1997.........................31

         (Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

We have also audited Schedule II of The Coast Distribution System, Inc. and Subsidiaries for each of the three years in the period ended December 31, 1999. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP


San Jose, California
March 15, 2000

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in Thousands Except Per Share Amounts)

ASSETS

                                                                    As of
                                                                 December 31,
                                                            --------------------
                                                              1999        1998
                                                            --------    --------
Current Assets
  Cash ..................................................   $    641    $    435
  Accounts receivable (less allowance for doubtful
  receivables of $890 in 1999 and 1998) .................     12,981      12,412
  Inventories ...........................................     38,655      37,246
  Prepaid expenses ......................................      1,067         390
  Deferred income taxes .................................      1,743       1,823
  Income tax refunds receivable .........................        652          45
                                                            --------    --------
        Total current assets ............................     55,739      52,351

Property, Plant and Equipment ...........................      4,364       3,904
Other Assets
  Costs in excess of net assets of acquired businesses ..      7,584       8,086
  Other .................................................      2,000       2,472
                                                            --------    --------
                                                            $ 69,687    $ 66,813
                                                            ========    ========

LIABILITIES

Current Liabilities
  Accounts payable ......................................   $  7,748    $  4,647
  Accrued liabilities ...................................      2,050       2,071
  Current maturities of long-term obligations ...........        288       2,696
                                                            --------    --------
       Total current liabilities ........................     10,086       9,414

Long-Term Obligations ...................................     28,105      23,175
Deferred Income Taxes ...................................        102         156
Commitments .............................................         --          --

Redeemable Preferred Stock of Subsidiary ................        151         237

SHAREHOLDERS' EQUITY

    Preferred stock, $.001 par value; authorized:
    5,000,000 shares; none issued and outstanding: ......         --          --

    Common stock, $.001 par value; authorized:
    20,000,000 shares; 4,302,846 and 5,279,854 issued
    as of December 31, 1999 and 1998, respectively ......     16,751      19,640
    Accumulated other comprehensive income (loss) .......       (367)       (665)
    Retained earnings ...................................     14,859      14,856
                                                            --------    --------
                                                              31,243      33,831
                                                            --------    --------
                                                            $ 69,687    $ 66,813
                                                            --------    --------


    The accompanying notes are an integral part of these financial statements

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                         -----------------------------------
                                                            1999         1998         1997
                                                         ---------    ---------    ---------
                                                   (Dollars in thousands, except per share amounts)
Net sales ............................................   $ 154,800    $ 148,680    $ 135,952

Cost of products sold (including distribution costs) .     128,804      124,452      117,272
                                                         ---------    ---------    ---------
    Gross margin .....................................      25,996       24,228       18,680
Selling, general and administrative expenses .........      23,140       20,301       20,147
                                                         ---------    ---------    ---------
    Operating margin .................................       2,856        3,927       (1,467)

Equity in net earnings (loss) of affiliated
    companies ........................................          76         (170)         673
Other income (expense)
    Interest expense .................................      (2,371)      (2,662)      (3,336)
    Loss from sale of investments in affiliates ......          --           --       (2,193)
    Other ............................................         (15)         (42)        (246)
                                                         ---------    ---------    ---------

Earnings (loss) before income taxes ..................         546        1,053       (6,569)
    Income tax provision (benefit) ...................         536          927       (1,303)
                                                         ---------    ---------    ---------
    Net earnings (loss) ..............................   $      10    $     126    $  (5,266)
                                                         ---------    ---------    ---------

Earnings (loss) per share:
    Basic ............................................   $     .00    $     .02    $   (1.01)
                                                         ---------    ---------    ---------
    Diluted ..........................................   $     .00    $     .02    $   (1.01)
                                                         ---------    ---------    ---------


    The accompanying notes are an integral part of these financial statements

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                               Year Ended December 31,
                                                                                            -----------------------------
                                                                                              1999       1998       1997
                                                                                            -------    -------    -------
Cash flows from operating activities:
     Net earnings (loss) ................................................................   $    10    $   126    $(5,266)
     Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
     Depreciation .......................................................................       928        972      1,015
     Amortization .......................................................................       634        604        608
     (Loss) gain from sale of equipment .................................................         5         51         (9)
     Equity in net earnings (loss) of affiliated companies, net of dividends ............       (76)       170       (148)
     Loss from sale of investments in affiliates ........................................        --         --      2,193
     Deferred income taxes ..............................................................       (37)      (344)       227
     Change in assets and liabilities net of effects from business acquisitions:
         Accounts receivable ............................................................      (569)    (1,144)     2,299
         Inventory.......................................................................    (2,124)     1,267      5,612
         Prepaids and tax refunds receivable.............................................    (1,245)     1,944       (924)
         Accounts payable ...............................................................     3,281      1,226     (3,901)
         Accrued liabilities ............................................................       (30)       322       (162)
                                                                                            -------    -------    -------
         Total Changes ..................................................................      (687)     3,615      2,924
                                                                                            -------    -------    -------
         Net cash provided by operating activities ......................................       777      5,194      1,544

Cash flows from investing activities:
   Proceeds from sale of equipment ......................................................       174         11         45
   Decrease (increase) in other assets ..................................................     1,019       (705)      (200)
   Acquisitions of businesses, net of cash acquired .....................................        --     (1,142)        --
   Proceeds from sale of investments in affiliates ......................................        --      5,388      4,198
   Capital expenditures .................................................................    (1,465)      (258)      (428)
                                                                                            -------    -------    -------
         Net cash provided by (used in) investing activities ............................      (272)     3,294      3,615

Cash flows from financing activities:
   Net borrowings (repayments) under notes payable and line-of credit agreements ........     5,095     (5,376)    (2,835)
   Proceeds from issuance of long-term debt .............................................       136         50        259
   Repayment of long-term debt...........................................................    (2,715)    (2,779)    (2,372)
   Issuance of common stock under employee stock purchase and stock option plans ........        86         81        119
   Redemption of redeemable preferred stock of subsidiary ...............................       (96)       (96)      (103)
   Dividends on preferred stock of subsidiary ...........................................        (7)       (12)       (13)
   Retirement of common stock............................................................    (2,975)        --         --
                                                                                            -------    -------    -------
          Net cash used in financing activities .........................................      (476)    (8,132)    (4,945)
Effect of exchange rate changes on cash .................................................       177       (229)      (120)
                                                                                            -------    -------    -------
Net Increase (Decrease) in Cash .........................................................       206        127         94
Cash beginning of year ..................................................................       435        308        214
                                                                                            -------    -------    -------
Cash end of year ........................................................................   $   641    $   435    $   308
                                                                                            =======    =======    =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
       Interest .........................................................................   $ 2,341    $ 2,671    $ 3,312
       Income taxes .....................................................................     1,313       (920)      (608)


    The accompanying notes are an integral part of these financial statements

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                             ACCUMULATED
                                                                                                OTHER
                                                                              RETAINED      COMPREHENSIVE
THREE YEARS ENDED DECEMBER 31, 1999                     COMMON STOCK          EARNINGS      INCOME (LOSS)       TOTAL
                                                   ----------------------     --------      -------------      -------
Balance at January 1, 1997 ..................       5,210,723     $19,440      $20,021          $ (11)         $39,450

Net loss for the year .......................              --          --       (5,266)            --           (5,266)
Foreign currency translation adjustments ....              --          --          --            (227)            (227)
Reclassification adjustment:
Gain on sale of investment in foreign entity               --          --          --             (67)             (67)
                                                                                                               -------
Comprehensive loss ..........................                                                                   (5,560)
                                                                                                               -------
Issuance of common stock under employee stock
     purchase plan ..........................          36,156         119          --              --              119
Dividends on preferred stock of subsidiary ..              --          --         (13)             --              (13)
                                                   ----------     -------     -------           -----          -------
Balance at December 31, 1997 ................       5,246,879      19,559      14,742            (305)          33,996

Net earnings for the year ...................              --          --         126              --              126
Foreign currency translation adjustments ....              --          --          --            (360)            (360)
                                                                                                               -------
Comprehensive loss ..........................                                                                     (234)
                                                                                                               -------
Issuance of common stock under employee stock
     purchase plan ..........................          32,975          81          --              --               81
Dividends on preferred stock of subsidiary ..              --          --         (12)             --              (12)
                                                   ----------     -------     -------           -----          -------
Balance at December 31, 1998 ................       5,279,854      19,640      14,856            (665)          33,831

Net earnings for the year ...................              --          --          10              --               10
Foreign currency translation adjustments ....              --          --          --             298              298
                                                                                                               -------
Comprehensive income ........................                                                                      308
                                                                                                               -------

Retirement of common stock ..................      (1,012,304)     (2,975)         --              --           (2,975)
Issuance of common stock under employee stock
     purchase plan ..........................          35,296          86          --              --               86
Dividends on preferred stock of subsidiary ..              --          --          (7)             --               (7)
                                                   ----------     -------     -------           -----          -------

Balance at December 31, 1999 ................       4,302,846     $16,751     $14,859           $(367)         $31,243
                                                   ==========     =======     =======           =====          =======


   The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiary, The Coast Distribution System (Canada) Inc. ("Coast Canada"). Investments in unconsolidated affiliates are accounted for by the equity method. All material intercompany transactions have been eliminated.

2. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company regularly assesses the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. Inventories consist primarily of recreational replacement parts, supplies and accessories held for resale.

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

5. Segment Reporting. The Company has one operating segment which is the distribution of recreational replacement parts, supplies and accessories. The Company distributes its product from 18 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company's revenues in 1999, 1998, or 1997.

6. Intangible Assets. The costs in excess of net assets of acquired businesses are being amortized on a straight-line basis using periods ranging from four to thirty years. At December 31, 1999 and 1998, the accumulated amortization applicable to intangible assets was approximately $6,364,000 and $5,700,000 respectively. We review the valuation and amortization of intangibles on an ongoing basis and we evaluate the recoverability of intangibles based on the undiscounted cash flows generated by our acquired businesses to determine whether impairments have occurred. If we determine that an impairment has occurred, it is our policy to reduce the recorded value of the intangible asset to its fair market value.

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

8. Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of its subsidiary. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 1999, there were no forward exchange contracts outstanding.

9. Income Taxes. The Company provides a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax loss and credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur.

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

11. Comprehensive Income. As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for reporting and display of comprehensive income (loss) and its components. SFAS 130 requires the Company's foreign currency translation adjustments, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income
(loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130. The adoption of SFAS 130 had no effect on the Company's net earnings or stockholders' equity.

12. Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon conversion of convertible securities (using the if-converted method) and shares issuable on exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

13. Derivative and Hedging Activities. The Company does not have any instruments that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities".

NOTE B:  PROPERTY, PLANT AND EQUIPMENT

         Property and equipment consist of the following at December 31:

                                                             1999         1998
                                                            -------      -------
                                                           (dollars in thousands)
        Buildings ....................................      $ 2,486      $ 2,771
        Warehouse equipment ..........................        3,716        3,340
        Office equipment .............................        4,061        3,518
        Leasehold improvements .......................          909          695
        Automobiles ..................................           55           49
                                                            -------      -------
                                                             11,227       10,373

        Less accumulated depreciation and amortization        7,500        7,106
                                                            -------      -------
                                                              3,727        3,267

                                                            -------      -------
        Land .........................................          637          637
                                                            -------      -------
                                                            $ 4,364      $ 3,904
                                                            =======      =======

NOTE C:  SALE OF INVESTMENTS IN AFFILIATED COMPANIES

         Prior to September 1997, the Company owned 35% of the outstanding shares of H. Burden Limited ("Burden"). The cumulative purchase price paid for the shares was $4,025,000. In September 1997, the Company sold its investment for $4,528,000. The carrying value of the investment was $5,003,000, and the sale resulted in a loss which is shown net of related selling expenses.

         Prior to February 1998, the Company owned 34% of HWH Corporation. In February 1998, HWH repurchased all of the HWH shares owned by the Company for $5,388,000. The carrying value of the investment was $7,057,000 and, as of December 31, 1997, the investment was written down to its net realizable value, resulting in a loss.

NOTE D:  LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at:
December 31:                                                                     1999         1998
                                                                                -------      -------
                                                                               (dollars in thousands)
Secured notes payable to bank due May 31, 2001                                  $26,340      $21,245

11.2% senior subordinated secured notes-due June 1, 1999                             --        2,334

8.75% note collateralized by a deed of trust on land and building, due
in monthly installments of $13, final payment due in November 2012                1,297        1,349

10% note collateralized by a deed of trust on land and building, due in
monthly installments of $11, final payment due in September 2004                    510          590

Other                                                                               246          353
                                                                                -------      -------
                                                                                 28,393       25,871

Current portion                                                                     288        2,696
                                                                                -------      -------
                                                                                $28,105      $23,175
                                                                                =======      =======

         Subsequent to 2000, annual maturities of long-term obligations (in thousands) are $26,534 in 2001, $206 in 2002, $225 in 2003, $182 in 2004 and
$958 due thereafter.

  Secured Notes Payable to Bank

         The secured notes payable to bank evidence borrowings under a revolving credit facility that is used to fund working capital requirements and a (non-revolving) term line of credit to fund cash expenditures other than working capital requirements. Under the revolving credit line, the Company may borrow up to the lesser of (i) $40,000,000 with a seasonal reduction to $35,000,000 between June 20 and March 1 of each year, or (ii) an amount equal 80% of the value of its eligible accounts receivable and 50% of the value of its eligible inventory (the "Borrowing Base"). Interest is payable at the bank's prime rate plus 50 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 225 basis points. The Company may borrow up to $5,000,000 under the term line of credit. At December 31, 1999, such borrowings totaled $1,600,000. Borrowings under that line of credit are payable, commencing July 2000, in equal monthly installments, based on a 36-month amortization period, with a final payment due, at May 31, 2001. Such borrowings bear interest at the bank's prime rate plus 100 basis points or at the bank's LIBOR rate plus 275 basis points. Borrowings under both the revolving credit facility and the term line of credit are collateralized by substantially all of the assets of the Company.

         The agreement governing the notes payable to bank contains certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, payment of dividends, and mergers and consolidations. The Company is in compliance with all the covenants.

NOTE E:  COMMITMENTS

Operating Leases

         The Company leases its corporate offices, certain warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The office and warehouse leases expire over the next ten years and the equipment leases expire over the next five years. Minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 1999 are as follows:

         Year Ending December 31,                 Equipment            Facilities             Total
         ------------------------                 ---------            ----------             -----
                                                                (dollars in thousands)
                  2000                             $  332              $ 2,766            $ 3,098
                  2001                                325                2,673              2,998
                  2002                                317                2,414              2,731
                  2003                                300                2,341              2,641
                  2004                                 50                1,581              1,631
                  Thereafter                           --                4,418              4,418
                                                   ------              -------            -------
                                                   $1,324              $16,193            $17,517
                                                   ------              -------            -------

         Rent expense charged to operations amounted to (in thousands)$3,380 in 1999, $2,889 in 1998 and $2,758 in 1997.

NOTE F:  STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option Plans

         The Company has in effect a 1987 Nonqualified Stock Option Plan, a 1993 Stock Option and Incentive Plan and a 1999 Stock Incentive Plan ("the plans"), which authorize the issuance of options to purchase, 1,000,000 shares of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors. The plans are accounted for under the provisions of APB No. 25 and generally provide that option prices will not be less than fair market value per share on the date the option is granted, or 110% of fair market value in the case of an option granted to any employee who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on fair value at the grant dates, consistent with the method prescribed in Statement of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                              1999      1998     1997
                                                             ------    -----   --------
                                                               (dollars in thousands
                                                              except per share amounts)
Net earnings (loss) attributable to common shareholders
     As reported                                             $    3    $ 114   $ (5,279)
     Pro forma                                                  (73)      53     (5,351)

Per share - Basic
     As reported                                             $  .00    $ .02   $  (1.01)
     Pro forma                                                 (.02)     .01      (1.02)

Per share - Diluted
     As reported                                             $  .00    $ .02   $  (1.01)
     Pro forma                                                 (.02)     .01      (1.02)

          The fair value of each option grant is estimated on the weighted average on the date of grant using the Black-Scholes options-pricing model with the following assumptions used: no expected dividends; expected volatility of 71% for 1999, 70% for 1998 and 50% for 1997; risk -free interest rates of 5.2%, 6.0%, and 6.2%; an expected forfeiture rate of 37% for 1999 and 46% for 1998 and 1997; and expected lives of 4 years. A summary of the status of the Company's stock option plans is presented below:

                                              1999                      1998                        1997
                                     ----------------------    ----------------------    --------------------------
                                                   Weighted                  Weighted
                                                    Average                  Average
                                                   Exercise                  Exercise               Weighted Average
                                     Shares          Price     Shares          Price     Shares      Exercise Price
                                     -------       --------    -------       --------    -------    ----------------
Outstanding at beginning of year     479,500       $   4.69    335,700       $   5.67    183,200       $   7.03
Granted                               97,000           2.26    183,000           3.18    163,500           4.09
Exercised                                 --             --         --             --         --             --
Forfeited                            (28,000)          5.33    (39,200)          5.93    (11,000)          5.08
                                     -------                   -------                   -------
Outstanding at end of year           548,500           4.23    479,500           4.69    335,700           5.67

Weighted average fair value of
options granted during the year                    $   1.29                  $   1.79                  $   1.87

The following information applies to options outstanding at December 31, 1999:

                                                          Weighted Average
                    Options       Weighted Average      Remaining Contractual       Options        Weighted Average
     Range        Outstanding      Exercise price           Life (Years)         Exerciseable       Exercise Price
     -----        -----------     ----------------      ---------------------    ------------      ----------------
$2.25-$4.13         423,000            $3.30                     8                 189,800              $3.51
$5.63-$7.88         125,500             7.36                     5                 115,200               7.38
                    -------                                                        -------
                    548,500            $4.23                                       305,000              $4.97

Employee Stock Purchase Plans

           Until October 1997 the Company had in place an Employee Stock Purchase Plan under which it had issued an aggregate of 285,000 shares of common stock to eligible participants, who are permanent employees who meet certain employment criteria and do not own 5% or more of the Company's outstanding shares ("Eligible Employees"). Upon expiration of that Plan in 1997, the Company adopted and implemented the 1997 Employee Stock Purchase Plan to replace the 1987 Plan. The 1997 Plan provides for the issuance of up to 400,000 of the Company's shares to Eligible Employees. As was the case under the 1987 Plan, Eligible Employees may elect to have a specified sum deducted from their payroll to fund purchases of shares under the Plan over 12 month offering periods. At the end of each offering period, shares are purchased for the participants, with the amounts deducted from their payroll, at a price per share equal to 85% of the lower of the fair market value at the beginning or the end of the offering period. The weighted average per share fair values of the awards were $0.58, $0.80 and $.81 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, 331,729 shares under the 1997 plan remain available for issuance in future offering periods.

NOTE G:  EMPLOYEE BENEFIT PLAN

         The Company has a 401(k) profit sharing plan in which all full-time employees are eligible to participate on the first quarter following the completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $86,441 in 1999, $65,825 in 1998, and $54,364 in 1997.

NOTE H:  FOREIGN OPERATIONS

         A summary of the Company's operations by geographic area is presented below:

                                             1999          1998
                                            -------      --------
                                            (dollars in thousands)
           Sales to external customers
                United States               $130,063     $123,861
                Canada                        24,737       24,819
                Other                             --           --
           Operating margin
                United States                  1,588        2,142
                Canada                         1,252        1,785
                Other                             16           --
           Identifiable assets
                United States                 60,322       58,402
                Canada                         8,658        8,411
                Other                            707           --

NOTE I:  INCOME TAXES

         Pretax income (loss) for the years ending December 31 was taxed under the following jurisdictions:

                             1999          1998          1997
                            -------       -------       -------
                                   (dollars in thousands)
      Domestic              $  (308)      $  (276)      $(6,842)
      Foreign                   854         1,329           273
                            -------       -------       -------
                            $   546       $ 1,053       $(6,569)
                            =======       =======       =======

         The provisions (benefit) for income taxes is summarized as follows for the year ended December 31:

                                 1999          1998          1997
                                -------       -------       -------
                                       (dollars in thousands)
      Current:
               Federal          $    77       $   577       $(1,619)
               State                 78            98           (19)
               Foreign              418           596           108
                                -------       -------       -------
                                    573         1,271        (1,530)
                                -------       -------       -------

      Deferred:
               Federal              (10)         (402)          412
               State                 (1)           66          (152)
               Foreign              (26)           (8)          (33)
                                -------       -------       -------
                                    (37)         (344)          227
                                =======       =======       =======

      Income tax provision      $   536       $   927       $(1,303)
                                =======       =======       =======

         The total operating loss carryforwards available for state income tax purposes at December 31, 1999 aggregate $2,750,000. The earliest carryforwards begin to expire in 2000.

         Deferred tax assets (liabilities) are comprised of the following at December 31:

                                        1999          1998          1997
                                       -------       -------       -------
                                             (dollars in thousands)
Deferred tax assets
   Inventory capitalization            $   786       $   892       $   936
   Bad debt provision                      306           314           382
   Inventory reserve                       502           457           427
   Property, plant and equipment            54            21            --
   Loss carryforwards                      176           196           261
   Other                                    71            43            34
                                       -------       -------       -------
   Gross deferred tax assets             1,895         1,923         2,040
   Less valuation allowance                (88)         (100)          (60)
                                       -------       -------       -------
                                         1,807         1,823         1,980
                                       -------       -------       -------
Deferred tax liabilities
   Investment in affiliates                 --            --          (474)
   Property, plant and equipment          (102)         (156)         (182)
                                       -------       -------       -------
   Gross deferred tax liabilities         (102)         (156)         (656)
                                       -------       -------       -------
   Net deferred tax assets             $ 1,705       $ 1,667       $ 1,324
                                       =======       =======       =======

         A reconciliation between actual tax expense (benefit) for the year and expected tax expense (benefit) is as follows:

                                                          1999         1998         1997
                                                          -----       ------      -------
                                                              (dollars in thousands)
Earnings (loss) before income taxes                       $ 546       $1,053      $(6,569)
                                                          -----       ------      -------
Expected income tax expense at 34%                          186          358       (2,233)
Higher rates on earnings of foreign operations               84          121          (34)
Goodwill amortization                                       242          254          231
Dividend exclusion on earnings of affiliate                  --           --         (143)
Temporary differences related to sold affiliates not
previously recognized                                        --           --          913
State Taxes
   (net of federal benefit)                                  38           78         (129)
Change in valuation allowance                               (12)          40          (12)
Exclusion of earnings of foreign affiliates                 (16)          31           65
Other                                                        14           45           39
                                                          -----       ------      -------

Income tax provisions                                     $ 536       $  927      $(1,303)
                                                          =====       ======      =======

         Deferred income taxes have not been provided on the undistributed earnings of foreign affiliates as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTE J:  EARNINGS PER SHARE

                                                               For the Year Ended December 31,
                                                             -----------------------------------
                                                              1999          1998          1997
                                                             -------       -------       -------
                                                                        (in thousands)
     Numerator:

     Net earnings (loss)                                     $    10       $   126       $(5,266)
     Preferred dividends                                          (7)          (12)          (13)
                                                             -------       -------       -------

     Numerator for basic earnings (loss) per share           $     3       $   114       $(5,279)
                                                             =======       =======       =======

     Numerator for diluted earnings (loss) per share         $     3       $   114       $(5,279)
                                                             =======       =======       =======

     Denominator:

     Weighted average shares outstanding                       4,633         5,275         5,239

     Dilutive effect of stock options                              8             7            --
                                                             -------       -------       -------

     Denominator for diluted earnings (loss) per share         4,641         5,282         5,239
                                                             =======       =======       =======

         A total of 452,500 options in 1999, 288,500 options in 1998 and 335,700 options in 1997 were excluded from the computation of diluted earnings per share because either (1) the options' exercise price was greater than the average market price of the common shares, or (2) the inclusion of the options in 1997 would have been antidilutive because the Company experienced a net loss in that year.

NOTE K:  ACCRUED LIABILITIES

         Accrued liabilities consist of the following at
         December 31:                                          1999        1998
                                                              ------      ------
                                                            (dollars in thousands)
         Payroll and related benefits                         $  484      $  753
         Rent                                                    162          62
         Income and other taxes                                  608         828
         Other                                                   796         428
                                                              ------      ------
                                                              $2,050      $2,071
                                                              ======      ======


NOTE L:  FINANCIAL INSTRUMENTS

         Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to the their short maturities. As of December 31, 1999, the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities, exceeds the carrying value by approximately $35,000.

NOTE M:  SIGNIFICANT CONCENTRATIONS

         The Company's ability to satisfy demand for its products may be limited by the availability of those products from the Company's suppliers. In 1995 the Company entered into a multi-year supply agreement with Airxcel, Inc. (formerly Recreational Vehicle Products, Inc.), which manufactures air conditioners under the Coleman(R) brand name. Airxcel is the Company's principal supplier of these products, the sales of which accounted for approximately 13% of the Company's net sales in 1999 and 17% in 1998 and 1997.

SCHEDULE II

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1997, 1998 and 1999

                                                        BALANCE AT                                         BALANCE AT
                                                       BEGINNING OF                                          END OF
                    DESCRIPTION                           PERIOD         ADDITIONS       DEDUCTIONS(1)       PERIOD
                    -----------                        ------------      ---------       -------------     ----------
         Allowance for doubtful accounts:

           Year Ended December 31, 1997                $1,086,000        $307,000          $313,000        $1,080,000
           Year Ended December 31, 1998                $1,080,000        $209,000          $399,000        $  890,000
           Year Ended December 31, 1999                $  890,000        $259,000          $259,000        $  890,000

----------
(1) Write-off of doubtful accounts against the allowance and recoveries.

                                                        BALANCE AT                                         BALANCE AT
                                                       BEGINNING OF                                          END OF
                    DESCRIPTION                           PERIOD         ADDITIONS        DEDUCTIONS(1)      PERIOD
                    -----------                        ------------      ---------        -------------    ----------
 Allowance for obsolete or slow-moving inventory:

           Year Ended December 31, 1997                 $1,370,000       $432,000          $325,000        $1,477,000
           Year Ended December 31, 1998                 $1,477,000       $334,000          $247,000        $1,564,000
           Year Ended December 31, 1999                 $1,564,000       $508,000          $423,000        $1,649,000

----------
(1) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before May 1, 2000 for the Company's annual shareholders' meeting.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before May 1, 2000 for the Company's annual shareholders' meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before May 1, 2000 for the Company's annual shareholders' meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before May 1, 2000 for the Company's annual shareholders' meeting.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as part of this Report:

                  (1) Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 17 of this Report.

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

                         -- See Exhibit 10.22

                         1987 Employee Stock Purchase Plan, as amended

                         -- See Exhibit 10.32

                         1993 Stock Option and Incentive Plan, as amended

                         -- See Exhibit 10.31

                         1997 Employee Stock Purchase Plan

                         -- See Exhibit 10. 35

                         1999 Employee Stock Option Plan

                         -- See Exhibit 10.36

         (b)      Current Reports on Form 8-K.

                  The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2000                THE COAST DISTRIBUTION SYSTEM, INC.



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

               SIGNATURE                                                  TITLE                                   DATE
               ---------                                                  -----                                   ----

           /s/ THOMAS R. MCGUIRE                 Chairman of the Board of Directors, Chief Executive         March 29, 2000
---------------------------------------------    Officer and Director
               Thomas R. McGuire


            /s/ SANDRA A. KNELL                  Executive Vice President (Principal Financial and           March 29, 2000
--------------------------------------------     Principal Accounting Officer)
                Sandra A. Knell


           /s/ ROBERT S. THROOP                  Director                                                    March 29, 2000
--------------------------------------------
               Robert S. Throop


                                                 Director                                                    March   , 2000
--------------------------------------------
                 John W. Casey


            /s/ BEN A. FRYDMAN                   Director                                                    March 29, 2000
--------------------------------------------
                Ben A. Frydman


                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
------
  3.1*    Articles of Incorporation of the Company, as currently in effect.

  3.2*    Bylaws of the Company, as currently in effect.

 10.1*    Bank of America NT&SA Loan Agreement (Receivables and Inventory).

 10.2*    Bank of America NT&SA Master Note.

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

 10.36    1999 Stock Incentive Plan

 21       Subsidiaries.

 23.1 Consent of Grant Thornton LLP, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System, Inc.

 24       Power of Attorney - Included on Signature Page.

 27       1999 Financial Data Sheet

----------
* Incorporated by reference to the same numbered exhibit in the Company's Registration Statement on Form S-1 (File No. 33-4393) filed with the Commission on March 28, 1986.
** Incorporated by reference to the same numbered exhibit in the Company's Registration Statement No. 2-86420LA on Form S-18.