Form 10-K/A
period 1999-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2000-04-28
CIK 728303

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

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                    to
                                   ------------------    ------------------


                         Commission File Number: 1-9511


                       THE COAST DISTRIBUTION SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                         94-2490990
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


               350 Woodview Avenue, Morgan Hill, California 95037
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (408) 782-6686

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
  Title of each class                                      on which registered
  -------------------                                    -----------------------
Common Stock, par value                                  American Stock Exchange
   $.001 per share

Securities to be registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 20, 2000, was approximately $7,187,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the American Stock Exchange for the last trading date prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 20, 2000, 4,330,654 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         Name                                    Age            Position
         ----                                    ---            --------
Thomas R. McGuire..........................      56    Chairman of the Board,
                                                       Chief Executive Officer and Director

Sandra A. Knell............................      42    Executive Vice President - Finance,
                                                       Chief Financial Officer and Secretary

Jeffrey R. Wannamaker......................      39    Executive Vice President and President of the Distribution
                                                       Division of the Company

David A. Berger............................      46    Executive Vice President

Stephen Bartolotta.........................      38    Executive Vice President -- Strategic Planning

Dennis A. Castagnola.......................      52    Executive Vice President and President of the DTS Products
                                                       Division of the Company

Ben A. Frydman.............................      53    Director

Robert S. Throop...........................      62    Director

John W. Casey..............................      56    Director

         Thomas R. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. From 1981 until August 1985 he also served as the Company's Chief Financial Officer and Secretary.

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

         Stephen Bartolotta joined the Company in January 2000 as Executive Vice President - Strategic Planning. From September 1995 to December 1999, he was a Senior Manager with the Strategic Services Division of Andersen Consulting in New York. From February 1993 to September 1995, Mr. Bartolotta was a senior staff member with Arthur Andersen's business advisory practice. From October 1987 to February 1993, he held various positions with the Company, including Vice President and General Manager of the Company's Connecticut distribution center.

         Dennis A. Castagnola was appointed to his current position of Executive Vice President - President of the Company's DTS Division in August 1997. For the prior 23 years, he held various positions with the Company, including Senior Vice President - R.V. Sales and Marketing and Vice President/Division Manager of the Company's Portland, Oregon Distribution Center.

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

         John W. Casey has served as a director since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company ("Shurflo"), which was engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey also serves as a director of Shurflo, a WICOR Company; the Deschutes Basin Land Trust and RV/MHI Foundation, Inc.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation received for the three fiscal years ended December 31, 1999, by the Company's Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 1999 exceeded $100,000 (collectively, the "Named Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                       LONG-TERM
                                                                                                      COMPENSATION
                                                                                                      ------------
                                                                                                         AWARDS
                                                                                                       ----------
                                                                                                       SECURITIES
                                                       ANNUAL COMPENSATION                             UNDERLYING
      NAME AND PRINCIPAL                 -----------------------------------------------                OPTIONS
           POSITION                      YEAR               SALARY($)          BONUS(1)                   (#)
      ------------------                 ----               ---------          ---------               ----------
Thomas R. McGuire                        1999               $ 256,499          $    -0-                  20,000
  Chairman of the Board and              1998                 248,276            20,000                     -0-
  Chief Executive Officer                1997                 248,303               -0-                  47,500


Sandra A. Knell                          1999               $ 160,000          $    -0-                  10,000
  Chief Financial Officer and            1998                 143,366            13,500                  50,000
  Executive Vice President               1997                 134,039               -0-                  20,000

Jeffrey R. Wannamaker                    1999               $ 160,000           $   -0-                  10,000
   Executive Vice President and          1998                 160,193            16,500                  50,000
   President of Distribution Div.        1997                 134,039               -0-                  20,000

David A. Berger                          1999               $ 114,039          $    -0-                  10,000
   Executive Vice President              1998                 112,116            10,000                  20,000
                                         1997                 106,542               -0-                  20,000

Dennis A. Castagnola                     1999               $ 114,039          $    -0-                  10,000
   Executive Vice President and          1998                 112,116            10,000                  20,000
   President of the DTS Division         1997                 108,437               -0-                  12,500

---------------
(1) Bonuses were awarded under annual incentive compensation plans.

OPTION GRANTS

                                                                                              POTENTIAL REALIZABLE VALUE
                                                                                                OF OPTIONS AT ASSUMED
                               NUMBER OF       PERCENT OF                                           ANNUAL RATES OF
                               SECURITIES     TOTAL OPTIONS                                    STOCK PRICE APPRECIATION
                               UNDERLYING       GRANTED TO       EXERCISE                          FOR OPTION TERM(4)
                                OPTIONS       ALL EMPLOYEES       PRICE      EXPIRATION      -----------------------------
        NAME                   GRANTED(1)   IN FISCAL YEAR(2)  ($/SHARE)(3)     DATE            5%                  10%
        ----                   ----------   -----------------  ------------  ----------      --------            ---------
Thomas R. McGuire                20,000           22.0%           $2.25       4/20/09         $73,300            $116,720
Sandra A. Knell                  10,000           11.0             2.25       4/20/09          36,650              58,360
Jeffrey R. Wannamaker            10,000           11.0             2.25       4/20/09          36,650              58,360
David A. Berger                  10,000           11.0             2.25       4/20/09          36,650              58,360
Dennis A. Castagnola             10,000           11.0             2.25       4/20/09          36,650              58,360

----------------------------
(1) These options vest in three approximately equal annual installments of 33.3% of the shares covered by such options. Each option is subject to termination in the event of the optionee's cessation of employment with the Company.

(2) Options to purchase an aggregate of 91,000 shares were granted to all employees in fiscal 1999, including the Named Officers. Each non-employee director received options to purchase 2,000 shares in 1999.

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

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         There were no option exercises by any of the Named Officers in 1999.

         The following table sets forth information concerning the fiscal year-end value of unexercised options held by the Named Officers.

                                        NUMBER OF SECURITIES UNDERLYING            VALUE OF UNEXERCISED
                                            UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                               YEAR END 1999 (#)                    YEAR END 1999($)(1)
                                        --------------------------------       ---------------------------
     NAME                                EXERCISABLE       UNEXERCISABLE       EXERCISABLE   UNEXERCISABLE
     ----                               ------------       -------------       -----------   -------------
Thomas R. McGuire                          58,834             21,166              $1,666         $3,334
Sandra A. Knell                            75,667             29,333                 833          1,666
Jeffrey R. Wannamaker                      75,667             29,333                 833          1,666
David A. Berger                            75,667             17,333                 833          1,666
Dennis A. Castagnola                       30,167             14,833                 833          1,666

-------------------
(1) Value of unexercised in-the-money options is calculated based on the market share of the underlying securities, minus the exercise price, and assumes sale of the underlying securities on December 31, 1999, at a price of $2.50 per share, the fair market value of the Company's Common Stock on such date.

                        COMPENSATION COMMITTEE INTERLOCKS

         In fiscal 1999, the members of the Compensation Committee were Robert
S. Throop and John W. Casey, each of whom is a non-employee director of the Company.

                             DIRECTOR'S COMPENSATION

         Directors who also are Company employees receive no compensation for serving as directors. Non-employee directors are paid a retainer of $6,000 per year and receive $1,500 for each Board of Directors' meeting attended and are reimbursed for the out-of-pocket expenses incurred in attending those meetings. No compensation is paid for attending meetings of Committees of the Board of Directors on which directors serve. Pursuant to the Company's Employee Stock Option Plans, each year each non-employee director is automatically granted an option to purchase 2,000 shares of Company stock at an exercise price that is equal to the fair market value of the shares on the date of grant. These options become fully exercisable six months after the date of grant. Upon joining the Board, each new non-employee director receives an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

      COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Based on its review of copies of reporting forms and certifications of the Company's directors and executive officers, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors and executive officers in the year ended December 31, 1998 were satisfied, except that reports of certain stock option grants during 1999 to the Named Officers were inadvertently filed late.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 20, 2000, information regarding the ownership of the Company's outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and the Named Officers of the Company and all directors and officers of the Company as a group.


   NAME AND ADDRESS                     AMOUNT AND NATURE OF        PERCENT
  OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP(1)      OF CLASS
  -------------------                  -----------------------      --------
Thomas R. McGuire                            702,913(2)               16.1%
   350 Woodview Avenue
   Morgan Hill, CA  95037
Dimensional Fund Advisors Inc.               395,500(3)                9.1%
   1299 Ocean Avenue
   Santa Monica, CA  90401
Ben A. Frydman                                15,000(4)                 *
Robert S. Throop                              17,000(4)                 *
John W. Casey                                 11,000(4)                 *
Sandra A. Knell                              113,632(5)                2.6%
Jeffrey R. Wannamaker                         93,657(5)                2.1%
David A. Berger                               75,998(5)                1.7%
Dennis A. Castagnola                          35,911(5)                 *
Stephen Bartolotta                            37,500(5)                 *
All directors and officers                 1,102,611(6)               23.5%
  as a group (9 persons)

-------------------
 *   Less than 1%.

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Does not include an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire's adult children, as to which Mr. McGuire disclaims beneficial ownership. Includes 58,834 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2000.

(3) In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., a registered investment advisor ("DFA"), has reported that all 395,500 shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open ended investment company or in series of the DFA Investment Trust Company, a Delaware business trust , or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans for which DFA serves as investment manager. DFA disclaims beneficial ownership of all such shares.

(4) Includes shares subject to outstanding stock options, as follows: Mr. Frydman -- 14,000 shares; Mr. Throop -- 12,000 shares; and Mr. Casey - 4,000 shares.

(5) Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2000, as follows: Ms. Knell -- 75,667 shares; Mr. Wannamaker -- 75,667 shares; Mr. Berger -- 57,667 shares; Mr. Castagnola -- 30,167 shares; and Mr. Bartolotta -- 37,500 shares.

(6) Includes 365,502 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 21, 2000                     THE COAST DISTRIBUTION SYSTEM, INC.



                                          By: /s/ SANDRA A. KNELL
                                              ----------------------------------
                                              Sandra A. Knell,
                                              Executive Vice President and
                                              Chief Financial Officer

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


               SIGNATURE                                              TITLE                               DATE
               ---------                                              -----                               ----
     /s/  THOMAS R. MCGUIRE*                     Chairman of the Board of Directors,                  April 21, 2000
------------------------------------------       Chief Executive Officer and Director
          Thomas R. McGuire


     /s/  SANDRA A. KNELL                        Executive Vice President (Principal                  April 21, 2000
------------------------------------------       Financial and Principal Accounting Officer)
          Sandra A. Knell


     /s/  ROBERT S. THROOP*                      Director                                             April 21, 2000
------------------------------------------
          Robert S. Throop


                                                 Director                                             April   , 2000
------------------------------------------
          John W. Casey


     /s/  BEN A. FRYDMAN*                        Director                                             April 21, 2000
------------------------------------------
          Ben A. Frydman



*By: /s/ SANDRA  A. KNELL                                                                             April 21, 2000
     -------------------------------------
     Sandra A. Knell, Attorney-in-Fact