Form 10-Q
period 2000-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2000-05-12
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       March 31, 2000
                                           --------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                     to
                                   -------------------    -------------------


                          Commission File Number 1-9511
                                                 ------

                       THE COAST DISTRIBUTION SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                 94-2490990
--------------------------------------------------------------------------------
        (State or other jurisdiction                     (I.R.S. Employer
      of incorporation or organization)               Identification Number)

350 Woodview Avenue, Morgan Hill, California                  95037
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES XX NO
                                              --    --

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        4,330,654 shares of Common Stock
                                as of May 8, 2000

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                 INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except per share data)
                      March 31, 2000 and December 31, 1999

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000           1999
                                                                  --------       --------
                                                                 (UNAUDITED)     (AUDITED)
                  ASSETS

CURRENT ASSETS
    Cash                                                          $    530       $    641
    Accounts receivable - net                                       38,328         12,981
    Inventories                                                     41,444         38,655
    Other current assets                                             3,818          3,462
                                                                  --------       --------
           Total current assets                                     84,120         55,739

PROPERTY, PLANT, AND EQUIPMENT - NET                                 4,543          4,364
OTHER ASSETS                                                         9,368          9,584
                                                                  --------       --------
                                                                  $ 98,031       $ 69,687
                                                                  ========       ========
               LIABILITIES

CURRENT LIABILITIES
    Current maturities of long-term obligations                   $    257       $    288
    Accounts payable - trade                                        19,697          7,748
    Other current liabilities                                        2,451          2,050
                                                                  --------       --------
           Total current liabilities                                22,405         10,086

LONG-TERM OBLIGATIONS
      Secured note payable to bank                                  42,010         26,340
      Other long-term liabilities                                    1,816          1,867
                                                                  --------       --------
                                                                    43,826         28,207

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                                99            151

SHAREHOLDERS' EQUITY
      Preferred stock, $.001 par value;
         authorized:  5,000,000 shares;
         none issued and outstanding:                                   --             --
      Common stock, $.001 par value;
         authorized:  20,000,000 shares;
         4,330,654 and 4,302,846 issued as of
         March 31, 2000 and December 31, 1999, respectively:        16,800         16,751

      Accumulated other comprehensive income (loss)                   (371)          (367)
      Retained earnings                                             15,272         14,859
                                                                  --------       --------
                                                                    31,701         31,243
                                                                  --------       --------
                                                                  $ 98,031       $ 69,687
                                                                  ========       ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                    2000           1999
                                                  --------       --------
Net sales                                         $ 43,872       $ 41,129

Cost of sales, including distribution costs         35,758         33,999
                                                  --------       --------
      Gross profit                                   8,114          7,130
Selling, general and administrative expenses         6,598          5,717
                                                  --------       --------
      Operating income                               1,516          1,413

Other income (expense)
  Interest                                            (722)          (623)
  Other                                                 (9)           (13)
                                                  --------       --------
                                                      (731)          (636)
                                                  --------       --------
      Earnings before income taxes                     785            777
Income tax provision                                   372            437
                                                  --------       --------
      NET EARNINGS                                $    413       $    340
                                                  ========       ========

Earnings per common share:
  Basic                                           $    .10       $    .07
                                                  ========       ========
  Diluted                                         $    .10       $    .07
                                                  ========       ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                      Three months ended
                                                                           March 31,
                                                                    -----------------------
                                                                      2000           1999
                                                                    --------       --------
                                                                         (Unaudited)
Cash flows from operating activities:
     Net income                                                     $    413       $    340
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       Depreciation and amortization                                     333            359
       Changes in assets and liabilities:
         Increase in accounts receivable                             (25,347)       (21,684)
         Increase in inventories                                      (2,789)        (2,154)
         Increase in prepaids and other current assets                  (356)          (239)
         Increase in accounts payable                                 11,949         11,352
         Increase in other current liabilities                           370            312
                                                                    --------       --------
            Total adjustments                                        (15,840)       (12,054)
                                                                    --------       --------
            Net cash used in operating activities                    (15,427)       (11,714)

Cash flows from investing activities:
     Capital expenditures                                               (385)          (300)
     Decrease in other assets                                             89            953
                                                                    --------       --------
           Net cash provided by (used in) investing activities          (296)           653

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement                    15,670         12,259
     Net repayments of other long-term debt                              (51)           (25)
     Issuance of Common Stock pursuant to Employee
        Stock Option and Stock Purchase Plans                             49             86
     Redemption of redeemable preferred stock of subsidiary              (52)           (47)
     Dividends on preferred stock of subsidiary                           --             (2)
     Retirement of common stock                                           --         (1,441)
                                                                    --------       --------
           Net cash provided by financing activities                  15,616         10,830
Effect of exchange rate changes on cash                                   (4)            54
                                                                    --------       --------
     NET DECREASE IN CASH                                               (111)          (177)
Cash beginning of period                                                 641            435
                                                                    --------       --------
Cash end of period                                                  $    530       $    258
                                                                    ========       ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of March 31, 2000 and the results of its operations and cash flows for the three months ended March 31, 2000 and 1999. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

2. The Company's business is seasonal and its results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

3. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive. A total of 548,500 options in the quarter ended March 31, 2000 were excluded from the computation of diluted earnings per share because the option exercise price was greater than the average per share market price of our common stock.

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

     The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 1999 are as follows:

       YEAR ENDING
       DECEMBER 31,         EQUIPMENT      FACILITIES        TOTAL
       ------------         ---------      ----------        -----
                                     (DOLLARS IN THOUSANDS)
          2000               $  332        $ 2,766          $ 3,098
          2001                  325          2,673            2,998
          2002                  317          2,414            2,731
          2003                  300          2,341            2,641
          2004                   50          1,581            1,631
        Thereafter               --          4,418            4,418
                             ------        -------          -------
                             $1,324        $16,193          $17,517
                             ======        =======          =======

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Geographic net sales for the three months ended March 31, 2000 are as follows:

            USA.....................................         $34,673,000
            Canada .................................           9,199,000
                                                             -----------
                                                             $43,872,000
                                                             ===========

6.   Comprehensive income for the quarter ended March 31, 2000 was $409,000.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

         Net Sales. Net sales increased 7% to $43,872,000 in the first quarter of 2000 as compared to $41,129,000 for the same quarter in 1999. This increase was a result of an increase in customer orders, for both RV and marine products, during the first part of the quarter ended March 31, 2000.

         Gross Margin. Our gross margin increased to 18.5% of net sales in the three months ended March 31, 2000 from 17.3% for the same period of 1999. This increase was due primarily to the strengthening of the Canadian dollar which reduced the costs of products sold by our Canadian subsidiary in the quarter ended March 31, 2000, as compared to the corresponding quarter of 1999 and the margin associated with our proprietary products that we purchased through our Taiwanese subsidiary, during the quarter ended March 31, 2000.

         Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 15.0% for the first quarter of 2000 from 13.9% in the comparable quarter of 1999. This increase was primarily the result of increased selling expenses during the quarter ended March 31, 2000.

         Operating Income. Due to the combined effects of the increase in sales and gross margin, which more than offset the increase in selling, general and administrative expenses, operating income during the quarter ended March 31, 2000 increased by 7.3% to $1,516,000 from $1,413,000 in the first quarter of 1999.

         Interest Expense. Interest expense increased by $99,000 or 16% in the quarter ended March 31, 2000, as compared to the same quarter of 1999, largely due to an increase in outstanding borrowings under our revolving credit facility to fund increases in working capital requirements in the first quarter of 2000 and borrowings under a term credit facility that we used to purchase shares of our common stock in the second half of 1999. We will continue to rely on borrowings to fund a substantial portion of our working capital requirements and future growth and, as a result, we anticipate that interest will continue to be a significant expense in future periods.

         Income Taxes. The Company's effective income tax rate was 47% in the first quarter of 2000 and 56% in the first quarter of 1999. The effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         We finance our working capital requirements primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. We also have obtained a $5,000,000 term loan from the same bank from which we obtained our revolving credit facility. Under the terms of the revolving credit facility and the term note, which expire in May 2001, we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $45,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory (the "borrowing base") plus $5,000,000. Interest on the revolving credit facility is payable at the bank's prime rate plus 50 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 225 basis points. Interest on the $5,000,000 term loan is payable at the bank's prime rate plus 100 basis points or at the bank's LIBOR rate, plus 275 basis points.

         At May 8, 2000, outstanding borrowings under the revolving credit facility and the term loan totaled $40,710,000. Borrowings under the credit facility and term loan are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

         We believe that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

         We generally use cash for, rather than generating cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See "Seasonality and Inflation" below.

         Capital expenditures, primarily for enhancements to our computer system, were $385,000 in the first quarter of 2000 and $300,000 in the corresponding quarter of 1999.

         In early 1999 we adopted an open market and private stock repurchase program. During 1999, we purchased 1,012,304 shares of our common stock for an aggregate of $2,975,000 under this program. We funded those purchases with proceeds of the term loan we obtained from our bank lender. We do not currently expect to make any purchases of shares during 2000, unless we have opportunities to acquire additional shares on favorable terms.

         We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the our Interim Condensed Consolidated Financial Statements included elsewhere in this report.

SEASONALITY AND INFLATION

         Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the seven-month period from March through September than we do during the remainder of the year. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in the months when sales are lower.

         Inflation. Generally, we have been able to pass inflationary price increases on to customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increase in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for the our products.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and we are not a party to any derivative financial instruments.

         In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. As of March 31, 2000, we had outstanding $42.0 million under our revolving credit facility. At March 31, 2000 a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $215,000 in 2000 pretax earnings. The fair value of borrowings under our revolving credit facility approximate the carrying value of those obligations.

         We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 2000, there were no such agreements outstanding.

         Approximately 20% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

                           --------------------------

FORWARD-LOOKING INFORMATION

         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of changing product supply relationships in our industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that we sell. For information concerning such factors and risks, see the foregoing discussion in this section of this Report entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Section entitled "Certain Factors That Could Affect Future Performance" in our Annual Report on Form 10K for the fiscal year ended December 31, 1999 that was filed with the Securities and Exchange Commission in March 2000. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


     (a)  Exhibits.

          Exhibit 11.1 Computation of Earnings (Loss) Per Share for the quarter ended March 31, 2000 and 1999.

          Exhibit 27.   Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:        May 12, 2000          THE COAST DISTRIBUTION SYSTEM, INC.



                                             By:  /s/ SANDRA A. KNELL
                                                  ------------------------------
                                                  Sandra A. Knell
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                               SEQUENTIALLY
   EXHIBIT                                                                     NUMBERED PAGE
   -------                                                                     -------------
     11.1    Computation of Income (Loss) Per Share for the Quarter ended
             March 31, 2000 and 1999

     27.     Financial Data Schedule