Form 10-Q
period 2000-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2000-08-11
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended   June 30, 2000
                                    ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________  to _____________

                          Commission File Number 1-9511

                       THE COAST DISTRIBUTION SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         DELAWARE                                               94-2490990
------------------------------                            ----------------------
(State or other jurisdiction                               (I.R.S. Employer of
incorporation or organization)                            Identification Number)


350 WOODVIEW AVENUE, MORGAN HILL, CALIFORNIA                      95037
--------------------------------------------              ----------------------
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

                        4,330,654 shares of Common Stock
                              as of July 31, 2000

                         PART I - FINANCIAL INFORMATION

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                      June 30, 2000 and December 31, 1999

                                                            JUNE 30,     DECEMBER 31,
                                                              2000          1999
                                                           -----------   ------------
                                                           (UNAUDITED)     (AUDITED)
                                     ASSETS
CURRENT ASSETS
    Cash                                                     $    803      $    641
    Accounts receivable - net                                  28,904        12,981
    Inventories                                                39,797        38,655
    Other current assets                                        2,310         3,462
                                                             --------      --------
       Total current assets                                    71,814        55,739

PROPERTY, PLANT, AND EQUIPMENT - NET                            4,617         4,364
OTHER ASSETS                                                    9,052         9,584
                                                             --------      --------
                                                             $ 85,483      $ 69,687
                                                             ========      ========
                                  LIABILITIES

CURRENT LIABILITIES
    Current maturities of long-term obligations              $    224      $    288
    Accounts payable - trade                                   15,671         7,748
    Other current liabilities                                   2,523         2,050
                                                             --------      --------
       Total current liabilities                               18,418        10,086

LONG-TERM OBLIGATIONS
    Secured note payable to bank                               33,295        26,340
    Other long-term liabilities                                 1,769         1,867
                                                             --------      --------
                                                               35,064        28,207

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                           98           151

SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value: 5,000,000 shares
      authorized and none issued and outstanding                   --            --
    Common stock, $.001 par value: 20,000,000 shares
      authorized; 4,330,654 and 4,302,846 issued as of
      June 30, 2000 and December 31, 1999, respectively        16,800        16,751
    Accumulated other comprehensive income (loss)                (478)         (367)
    Retained earnings                                          15,581        14,859
                                                             --------      --------
                                                               31,903        31,243
                                                             --------      --------
                                                             $ 85,483      $ 69,687
                                                             ========      ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                             (Dollars in thousands)

                                   (Unaudited)

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                             JUNE 30,                       JUNE 30,
                                                     -----------------------       -----------------------
                                                       2000           1999            2000          1999
                                                     --------       --------       --------       --------
Net Sales                                            $ 46,940       $ 49,624       $ 90,812       $ 90,753

   Cost of sales, including distribution costs         39,720         40,243         75,478         74,244
                                                     --------       --------       --------       --------
        Gross Profit                                    7,220          9,381         15,334         16,509
   Selling, general and administrative expenses         6,664          5,896         13,262         11,614
                                                     --------       --------       --------       --------
        Operating income                                  556          3,485          2,072          4,895

   Other income (expense)
      Interest expense                                   (908)          (670)        (1,630)        (1,291)
      Other                                             1,119              6          1,110             (6)
                                                     --------       --------       --------       --------
                                                          211           (664)          (520)        (1,297)
                                                     --------       --------       --------       --------
   Income before income taxes                             767          2,821          1,552          3,598
   Income tax provision                                   456          1,666            828          2,103
                                                     --------       --------       --------       --------
   NET INCOME                                        $    311       $  1,155       $    724       $  1,495
                                                     ========       ========       ========       ========

   Income per common share:
      Basic                                          $    .07       $    .25       $    .17       $    .31
                                                     ========       ========       ========       ========
      Diluted                                        $    .07       $    .25       $    .17       $    .31
                                                     ========       ========       ========       ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                            Six months ended June 30,
                                   (Unaudited)

                                                                  2000        1999
                                                                --------    --------

Cash flows from operating activities:

     Net income (loss)                                          $    724    $  1,495
                                                                --------    --------
     Adjustments to reconcile net earnings to net
       cash provided by operating activities:
       Depreciation and amortization                                 678         758

       Changes in assets and liabilities:
       Increase in accounts receivable                           (15,923)    (13,479)
       Increase in inventories                                    (1,142)     (3,210)
       Decrease in prepaids and other current assets               1,152       1,434
       Increase in accounts payable                                7,923      10,317
       Increase (decrease) in accrueds and other
         current liabilities                                         473        (170)
                                                                --------    --------
         Total adjustments                                        (6,839)     (4,350)
                                                                --------    --------
         Net cash used in operating activities                    (6,115)     (2,855)

Cash flows from investing activities:

     Capital expenditures                                           (677)       (564)
     Decrease in other assets                                        278         872
                                                                --------    --------
         Net cash (used in) provided by investing activities        (399)        308

Cash flows from financing activities:

     Net borrowings under line-of-credit agreement                 6,955       9,853
     Net repayments of other long-term debt                         (162)     (2,569)
     Issuance of Common Stock pursuant to Employee
       Stock Option and Stock Purchase Plans                          49          86
     Redemption of redeemable preferred stock of subsidiary          (53)        (40)
     Dividends on preferred stock of subsidiary                       (2)         (4)
     Repurchases of Common Stock                                      --      (2,598)
                                                                --------    --------
         Net cash provided by financing activities                 6,787       4,728

Effect of exchange rate changes on cash                             (111)        158
                                                                --------    --------
     NET INCREASE IN CASH                                            162       2,339
Cash beginning of period                                             641         435
                                                                --------    --------
Cash end of period                                              $    803    $  2,774
                                                                ========    ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. The accounting policies followed by the Company are set forth in note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

2. The Company's business is seasonal and its results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Seasonality and Inflation" in Item 2 of Part I of this Report.

3. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2000, 721,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

4. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13. The office and warehouse leases expire over the next ten years and the equipment leases expire over the next five years.

     The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31 1999 are as follows:

        YEAR ENDING
        DECEMBER 31,          EQUIPMENT     FACILITIES         TOTAL
        ------------          ---------     ----------         ------
                                        (DOLLARS IN THOUSANDS)

            2000               $  332         $2,766           $3,098
            2001                  325          2,673            2,998
            2002                  317          2,414            2,731
            2003                  300          2,341            2,641
            2004                   50          1,581            1,631
         Thereafter                --          4,418            4,418
                               ------        -------          -------
                               $1,324        $16,193          $17,517
                               ======        =======          =======

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Geographic net sales for the six months ended June 30, 2000 are as follows:

                  USA.....................................  $74,169,000
                  Canada .................................   16,633,000
                  Other ..................................       10,000
                                                            -----------
                                                            $90,812,000
                                                            ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Factors Generally Affecting Sales of RV and Boating Products

         We believe that the Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles, and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Our sales are made to retail parts and supplies stores, service and repair establishments, and new and used recreational vehicle and boat dealers ("After-Market Customers"). Our sales are affected primarily by (i) usage of recreational vehicles and boats which affects the consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new recreational vehicles and boats, because consumers often "accessorize" their recreational vehicles and boats at the time of purchase.

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

Results of Operations

         Net Sales. Net sales declined by $2,684,000 or 5% in the quarter ended June 30, 2000 as compared to the corresponding quarter of 1999. We believe that the decline was primarily attributable to increases in gasoline prices and interests rates which resulted in a decrease in both the usage and purchase of recreational vehicles and, in turn, led to a decline in purchases by our customers in response to those conditions. For the six months ended June 30, 2000, net sales were approximately unchanged from the same period of 1999, as stronger first quarter net sales offset the decline in sales in the second quarter.

         Gross Margin. Our gross margin declined to 15.4% of net sales in the quarter ended June 30, 2000 from 18.9% for the same period of 1999. That decline, in turn, caused our gross margin in the six months ended June 30, 2000 to decline to 16.9% of net sales from 18.2% in the same six months of 1999. These declines were due primarily to (i) increased price competition in the second quarter in response to slowing sales in our markets, the adverse effect of lower sales volume on fixed costs and a change in the mix of our sales to a higher proportion of higher priced, but lower margin accessories.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in the quarter and six months ended June 30, 2000 by $768,000, or 13.0%, and $1,648,000, or 14.2%, respectively, as compared to the respective corresponding periods of 1999. As a percentage of net revenues, such expenses represented 14.2% and 14.6%, respectively, in the quarter and six months ended June 30, 2000, as compared to 11.9% and 12.8%, respectively for those same three and six month periods of 1999. These increases were primarily attributable to increases in selling expenses and in marketing costs.

         Operating Income. The declines in operating income in the quarter and six months ended June 30, 2000, as compared to the corresponding periods of 1999, were due primarily to the combined effects of the decreases in gross margin and the increases in selling, general and administrative expenses and, in the second quarter of 2000, also to a lesser extent to the decline in net sales in that quarter.

         Interest Expense. Interest expense increased by $238,000, or 36%, and by $339,000, or 26%, in the quarter and six months ended June 30, 2000, from the corresponding periods of 1999. These increases were primarily the result of increases in average long-term borrowings outstanding during the first half of 2000, which were used to fund operations and, in 1999, to repurchase shares of our common stock. We will continue to rely on borrowings to fund a substantial portion of our working capital requirements and future growth and, as a result, we anticipate that interest will continue to be a significant expense for us.

         Other Income. Other income was the result of a one time sale of one of the Company's proprietary product lines to a recreational vehicle supplies manufacturer, which has agreed to supply that product, along with products from its other product lines, to the Company in future periods.

Liquidity and Capital Resources

         We finance our working capital requirements primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. We also have obtained a $5,000,000 term loan from the same bank from which we obtained our revolving credit facility. Under the terms of the revolving credit facility and the term note, which expire in May 2003, we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $45,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory (the "borrowing base") plus $5,000,000. Interest on the revolving credit facility is payable at the bank's prime rate plus 50 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 225 basis points. Interest on the $5,000,000 term loan is payable at the bank's prime rate plus 100 basis points or at the bank's LIBOR rate, plus 275 basis points.

         At July 31, 2000, outstanding borrowings under the revolving credit facility and the term loan totaled $27,500,000. Borrowings under the credit facility and term loan are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

         We believe that available credit under the revolving credit facility, together with internally generated funds, will be sufficient to enable us to meet our working capital and other cash requirements over the next twelve months. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

         We generally use cash for, rather than generating cash from, operations in the first half of the year, because we build inventories, and our accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See "Seasonality and Inflation" below.

         Net cash used in operating activities was $6,115,000 in the first six months of 2000, as compared to $2,855,000 in the same period of 1999. Accounts receivable collections slowed somewhat in the first six months of 2000, as compared to the same period of 1999, due primarily to sales declines experienced by our customers primarily as a result of a slowing in consumer usage and purchases of recreational vehicles and boats in apparent response to increases in gasoline prices and interest rates in the second quarter of 2000.

         Capital expenditures were $677,000 in the first six months of 2000 as compared to $564,000 in the same period of 1999.

         Financing activities provided us with net cash of $6,787,000 in the first six months of 2000 as compared to $4,728,000 in the same period of 1999. We increased our bank borrowings by $6,955,000 in the first six months of 2000, and used those borrowings primarily for operations. In the corresponding six month period of 1999, we increased our bank borrowings by $9,853,000, the proceeds of which were used to fund operations, to make repurchases in private and open market transactions of shares of our common stock for an aggregate price of $2,598,000, and to retire the remaining $2,333,000 of our subordinated notes.

         We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the our Interim Condensed Consolidated Financial Statements included elsewhere in this report.

Seasonality and Inflation

         Seasonality. Sales of our products are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incur losses and must rely more heavily on borrowings to fund operations in the months when sales are lower.

         Inflation. Generally, we have been able to pass inflationary price increases on to customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of such increases or of shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for our products. We believe that the decrease in our net sales in the second quarter of 2000 was due primarily to increases in interests rates and gasoline prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. As of June 30, 2000, we had outstanding $33.3 million under our revolving credit facility. If a hypothetical 100 basis point increase in interest rates had occurred at June 30, 2000, that increase would have the effect of reducing our pretax earnings for the six months ending December 31, 2000 by approximately $150,000. The fair value of borrowings under our revolving credit facility approximate the carrying value of those obligations.

         We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in our operating results in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2000, there were no such agreements outstanding.

         Approximately 20% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

                              --------------------

FORWARD-LOOKING INFORMATION

         This Report contains forward-looking information which reflects management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of changing product supply relationships in our industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers and, therefore, also by our After-Market Customers, of the products that we sell. For information concerning these factors and risks, see the foregoing discussion in this section of this Report entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Section entitled "Certain Factors That Could Affect Future Performance" in our Annual Report on Form 10K for the fiscal year ended December 31, 1999 that was filed with the Securities and Exchange Commission in March 2000. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a) Exhibits.

            Exhibit 11.1 -- Computation of Earnings (Loss) Per Share for the
                            three and six months ended June 30, 2000 and 1999.

            Exhibit 27 --   Financial Data Schedule.

         (b) Reports on Form 8-K.

             No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 10, 2000                 THE COAST DISTRIBUTION SYSTEM, INC.


                                       By: /s/ SANDRA A. KNELL
                                           -------------------------------------
                                           Sandra A. Knell, Executive Vice
                                           President and Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                    SEQUENTIALLY
                                                                      NUMBERED
  EXHIBIT                                                               PAGE
  -------                                                           ------------
Exhibit 11.1   Computation of Income (Loss) Per Share for
               the three and six months ended June 30,
               2000 and 1999                                             12

Exhibit 27     Financial Data Schedule                                   13