Form 10-Q
period 2000-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2000-11-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             September 30, 2000
                                       -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________________ to _________________


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

             4,330,654 shares of Common Stock as of November 8, 2000

                         PART I - FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2000           1999
                                                               -------------   ------------
                                                                (unaudited)

ASSETS

Current Assets
   Cash                                                          $    850       $    641
   Accounts receivable - net                                       17,096         12,981
   Inventories                                                     35,421         38,655
   Other current assets                                             2,899          3,462
                                                                 --------       --------
           Total current assets                                    56,266         55,739

Property, Plant and Equipment - Net                                 4,547          4,364
Other Assets                                                        8,856          9,584
                                                                 --------       --------
                                                                 $ 69,669       $ 69,687
                                                                 ========       ========

LIABILITIES

Current Liabilities
   Current maturities of long-term obligations                   $  1,901       $    288
   Accounts payable - trade                                         7,128          7,748
   Other current liabilities                                        2,632          2,050
                                                                 --------       --------
           Total current liabilities                               11,661         10,086

Long-Term Obligations
   Secured note payable to bank                                    25,380         26,340
   Other long-term liabilities                                      1,722          1,867
                                                                 --------       --------
                                                                   27,102         28,207
Redeemable Preferred Stock of Subsidiary                               78            151

Shareholders' Equity
   Preferred stock, $.001 par value: 5,000,000 shares
     authorized and none issued and outstanding:                       --             --

   Common stock, $.001 par value: 20,000,000 shares
     authorized; 4,330,654 and 4,302,846 issued as of
     September 30, 2000 and December 31, 1999, respectively        16,800         16,751
   Accumulated other comprehensive income (loss)                     (567)          (367)
   Retained earnings                                               14,625         14,859
                                                                 --------       --------
                                                                   30,858         31,243
                                                                 --------       --------
                                                                 $ 69,669       $ 69,687
                                                                 ========       ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                    THREE MONTHS ENDED              NINE MONTHS ENDED
                                                       SEPTEMBER 30,                  SEPTEMBER 30,
                                                  -----------------------       -------------------------
                                                    2000           1999            2000            1999
                                                  --------       --------       ---------       ---------

Net sales                                         $ 37,076       $ 41,407       $ 127,888       $ 132,160

Cost of sales, including distribution costs         31,896         35,235         107,374         109,479
                                                  --------       --------       ---------       ---------
      Gross profit                                   5,180          6,172          20,514          22,681
Selling, general and administrative expenses         6,089          6,165          19,351          17,779
                                                  --------       --------       ---------       ---------
      Operating income (loss)                         (909)             7           1,163           4,902

Other income (expense)
  Interest                                            (719)          (542)         (2,350)         (1,833)
  Other                                                 11             11           1,122               5
                                                  --------       --------       ---------       ---------
                                                      (708)          (531)         (1,228)         (1,828)
                                                  --------       --------       ---------       ---------
      Income (loss) before income taxes             (1,617)          (524)            (65)          3,074
Income tax provision (benefit)                        (660)          (361)            168           1,742
                                                  --------       --------       ---------       ---------
      NET INCOME (LOSS)                           $   (957)      $   (163)      $    (233)      $   1,332
                                                  ========       ========       =========       =========

Income (loss) per common share:
  Basic                                           $   (.22)      $   (.04)      $    (.05)      $     .28
                                                  ========       ========       =========       =========
  Diluted                                         $   (.22)      $   (.04)      $    (.05)      $     .28
                                                  ========       ========       =========       =========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

           INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                         Nine months ended September 30,
                                   (Unaudited)

                                                                                  2000          1999
                                                                                -------       -------

Cash flows from operating activities:
  Net income (loss)                                                             $  (233)      $ 1,332
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization                                                 1,036         1,119
    Changes in assets and liabilities:
       Increase in accounts receivable                                           (4,115)       (3,032)
       Decrease (increase) in inventories                                         3,234          (531)
       Decrease in prepaids and other current assets                                563         1,340
       (Decrease) increase in accounts payable                                     (620)        2,426
       Increase (decrease) in accrueds, and other current liabilities               582          (200)
                                                                                -------       -------
         Total adjustments                                                          680         1,122
                                                                                -------       -------
            Net cash provided by operating activities                               447         2,454

Cash flows from investing activities:
  Capital expenditures                                                             (836)         (714)
  Decrease in other assets                                                          345           471
                                                                                -------       -------
            Net cash used in investing activities                                  (491)         (243)

Cash flows from financing activities:
  Net borrowings under line-of-credit agreement                                     740         3,222
  Net repayments of other long-term debt                                           (232)       (2,496)
  Issuances of Common Stock under Employee Stock Option and Purchase Plans           49            86
  Redemption of redeemable preferred stock of subsidiary                           (103)          (91)
  Dividends on preferred stock of subsidiary                                         (1)           (5)
  Repurchases of Common Stock                                                        --        (2,743)
                                                                                -------       -------
            Net cash provided by (used in) financing activities                     453        (2,027)
Effect of exchange rate changes on cash                                            (200)          179
                                                                                -------       -------
NET INCREASE IN CASH                                                                209           363
Cash beginning of period                                                            641           435
                                                                                -------       -------
Cash end of period                                                              $   850       $   798
                                                                                =======       =======


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the three and nine months ended September 30, 2000 and 1999. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 1999.

2. The Company's business is seasonal and its results of operations for the three and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion & Analysis of Financial Condition and Results of Operations - Seasonality and Inflation" in Item 2 of Part I of this Report.

3. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2000, 744,000 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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
                                  ======       =======       =======

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Geographic net sales for the nine months ended September 30, 2000 are as follows:

               USA                   $105,847,000
               Canada                  22,031,000
               Other                       10,000
                                     ------------
                                     $127,888,000
                                     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Factors Generally Affecting Sales of RV and Boating Products

         We believe that the Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles ("RVs"), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers ("After-Market Customers"). Our sales are affected primarily by (i) usage of RVs and boats which affects consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often "accessorize" their RVs and boats at the time of purchase.

         The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions, and changes in the prices of gasoline and in interest rates. Weather conditions also affect the usage of RVs and boats. As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, increases in gasoline prices which adversely affect the costs of using RVs and boats, and unusually adverse weather conditions.

RESULTS OF OPERATIONS

         Net Sales. Net sales declined by $4,331,000 or 10% in the quarter ended September 30, 2000 as compared to the corresponding quarter of 1999. For the nine months ended September 30, 2000, net sales declined by $4,272,000 or 3% as compared to the nine months ended September 30, 1999. We believe that these declines, which began late in the second quarter of 2000, were primarily attributable to increases in gasoline prices and in interest rates which resulted in a decrease in both the usage and purchases of recreational vehicles and, in turn, led to a decline in purchases by customers of After-Market RV parts, accessories and supplies.

         Gross Margin. Our gross margin declined to 14.0% of net sales in the three months ended September 30, 2000 from 14.9% for the same period of 1999. For the nine months ended September 30, 2000 our gross margin declined to 16.0% from 17.2% for the same period of 1999. These declines were due primarily to increased price competition in the second and third quarters of the current year in response to slowing sales in our markets, the adverse effect of lower sales volume on fixed costs and a change in the mix of our sales to a higher proportion of higher priced, but lower margin accessories.

         Selling, General and Administrative Expenses. Although selling, general and administrative expenses declined in absolute dollars in the third quarter of 2000, as compared to 1999, as a percentage of net sales, these expenses increased to 16.4% for the third quarter of 2000 from 14.9% in the comparable quarter of 1999. In the nine months ended September 30, 2000 these expenses increased $1,572,000 or to 15.1% of net sales in 2000 as compared to 13.5% of net sales in 1999. The increases were primarily attributable to higher selling expenses and marketing costs.

         Operating Income. The combination of the decline in sales and gross margin and the increase in selling, general and administrative expenses produced the declines in operating income in the quarter and nine months ended September 30, 2000.

         Interest Expense. Interest expense increased by $177,000, or 33%, and by $517,000, or 28%, respectively, in the quarter and nine months ended September 30, 2000, from the corresponding periods of 1999. These increases were primarily the result of increases in average long-term borrowings outstanding during the first nine months of 2000, which were used to fund operations and, in 1999, to repurchase shares of our common stock. We will continue to rely on borrowings to fund a substantial portion of our working capital requirements and future growth and, as a result, we anticipate that interest will continue to be a significant expense for us.

         Other Income. Other income in the nine months ended September 30, 2000 was attributable to a one time sale of one of our proprietary product lines to a recreational vehicle supplies manufacturer, which has agreed to supply that product line, along with products from its other product lines, to us in future periods.

         Income Taxes. Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by tax rates on income generated by our foreign subsidiaries, which generally are higher than domestic income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         We finance our working capital requirements primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of the revolving credit facility which expires in May 2003, we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $45,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory (the "borrowing base"). Interest on the revolving credit facility is payable at the bank's prime rate plus 50 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 225 basis points. We also obtained, from our revolving credit lender, a $5,000,000 term loan the proceeds of which were used primarily to fund purchases of our common stock during 1999. Interest on the term loan is payable at the bank's prime rate plus 100 basis points or at the bank's LIBOR rate, plus 275 basis points.

         At November 6, 2000, outstanding borrowings under the revolving credit facility and the term loan totaled $24,850,000. Borrowings under the credit facility and term loan are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

         We believe that available credit under our revolving credit facility, together with internally generated funds, will be sufficient to enable us to meet our working capital requirements and other cash requirements over the next twelve months. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

         Net cash provided by operations was $447,000 in the first nine months of 2000, as compared to $2,454,000 in the same period of 1999. Accounts receivable collections slowed somewhat in the first nine months of 2000, as compared to the same period of 1999, due primarily to sales declines experienced by our customers primarily as a result of a slowing in consumer usage and purchases of recreational vehicles and boats in apparent response to increases in gasoline prices and interest rates in the second and third quarters of 2000. During the third quarter of 2000, we began the implementation of a new inventory management strategy which has contributed to a reduction of $3,234,000 in inventory in the nine months ended September 30, 2000 as compared to an increase of $531,000 for the same period of 1999. This strategy has enabled us to accelerate payments to our vendors which has resulted in a reduction in our accounts payable in the nine months ended September 30, 2000 of $620,000 as compared to an increase in accounts payable of $2,426,000 in the nine months ended September 30, 1999.

         Capital expenditures were $836,000 in the first nine months of 2000 as compared to $714,000 in the same period of 1999.

         Financing activities provided us with net cash of $453,000 in the first nine months of 2000 as compared to using cash of $2,027,000 in the comparable period in 1999. In June 1999, we made the final payment, in the amount of $2,333,000, on our outstanding senior subordinated notes. In early 1999 we began an open market and private stock repurchase program and, during the first nine months of 1999, we purchased $2,743,000 of shares of our common stock.

         We lease the majority of our facilities and certain equipment under non-cancelable operating leases. Our future lease commitments are described in
Note 4 of Notes to the Company's Interim Condensed Consolidated Financial Statements included elsewhere in this Report.

SEASONALITY AND INFLATION

         Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year, in the winter months when usage of recreational vehicles and boats is curtailed largely due to weather conditions. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incur losses and must rely more heavily on borrowings to fund operating requirements in the months when sales are lower.

         Generally, we have been able to pass inflationary price increases on to customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Even in the absence of inflationary conditions, increases, or even the prospect of increase in the price, or shortages in the supply, of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for our products. We believe that the decrease in our net sales in the second and third quarters of 2000 was due primarily to increases in interest rates and gasoline prices.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect its financial position, results of operations and cash flows. To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with the Company's Canadian operations and its Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

         In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. As of September 30, 2000, we had outstanding $27.1 million under our revolving credit facility. At September 30, 2000 a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $65,000 in 2000 pretax earnings. The fair value of borrowings under our revolving credit facility approximate the carrying value of these obligations.

         We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 2000, there were no such agreements outstanding.

         Approximately 20% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

                           --------------------------

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION CONTAINED IN THIS REPORT

         This Report contains forward-looking information which reflects Management's current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties which could cause actual operating results to differ, possibly significantly, from expected operating results. Those risks and uncertainties, are more fully described in our Annual Report on Form 10-K for our fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission, and they include:

         o the effect on future performance of changing product supply relationships in the industry and the uncertainties created by those changes; and

         o the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusual weather conditions, that can affect both the purchase and usage of RVs and boats and, in turn, purchases by consumers of the products that the Company sells.

         Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

                            PART II -- OTHER MATTERS


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on August 22, 2000. The only matter presented for a vote of the Stockholders at that Meeting was the election of two Class III Directors each for a term of three years. The candidates nominated by the Board of Directors were the only persons nominated for election as Class III Directors at the Meeting and their election was uncontested. Set forth below is the name of each of those nominees and the number of votes cast for their election or withheld. As the election was uncontested, there were no broker non-votes.

         Directors Elected at the Annual Meeting:

                Nominee/Director      Votes "For"    Votes "Withheld"
                ----------------      -----------    ----------------

                Thomas R. McGuire      3,641,102          28,598
                Ben A. Frydman         3,635,092          34,608

         Directors Continuing in Office. Continuing in office were Robert S. Throop, a Class I Director whose term of office extends to the Annual Meeting in 2001, and John W. Casey, a Class II Director whose term of office extends to 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


        (a)     Exhibits.

                  Exhibit 11.1 Computation of Earnings (Loss) Per Share for the quarter and nine months ended September 30, 2000 and 1999.

                  Exhibit 27.   Financial Data Schedule.


        (b)     Current Reports on Form 8-K.

                There were no Current Reports on Form 8-K filed in the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 9, 2000                     THE COAST DISTRIBUTION SYSTEM, INC.



                                             By:  /s/ SANDRA A. KNELL
                                                  ------------------------------
                                                  Sandra A. Knell
                                                  Executive Vice President and
                                                  Chief Financial Officer

                                INDEX TO EXHIBITS


  EXHIBIT                           DESCRIPTION
  -------                           -----------

Exhibit 11.1 Computation of Income (Loss) Per Share for the Quarter and Nine Months ended September 30, 2000 and 1999

Exhibit 27.     Financial Data Schedule