Form 10-K
period 2000-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2001-03-30
CIK 728303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                 (408) 782-6686
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value, $.001 per share            American Stock Exchange
----------------------------------------            -----------------------
            (Title of Class)                       (Name of Each Exchange on
                                                       Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        As of March 16, 2001, the aggregate market value of the Common Stock held by non-affiliates was approximately $2,680,000.

        As of March 16, 2001, a total of 4,330,654 shares of Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K is incorporated by reference from Registrant's Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2001.

                       THE COAST DISTRIBUTION SYSTEM, INC.
                            ANNUAL REPORT ON FORM 10K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                        Page No.
Forward Looking Statements    .........................................................   3

Part I.

        Item 1.  Business..............................................................   3

        Item 2.  Properties............................................................   7

        Item 3.  Legal Proceedings.....................................................   7

        Item 4.  Submission of Matters to a Vote of Securities Holders.................   7

        Item 4A. Executive Officers of the Registrant..................................   8

Part II.

        Item 5.  Market for Registrant's Common Stock and Related
                 Security Holder Matters...............................................   9

        Item 6.  Selected Financial Data ..............................................  10

        Item 7.  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.................................................  11

        Item 8.  Financial Statements and Supplementary Data...........................  17

                 Report of Independent Public Accountants..............................  18

                 Consolidated Balance Sheets at December 31, 2000 and 1999.............  19

                 Consolidated Statements of Operations
                 for the Years ended December 31, 2000, 1999 and 1998..................  20

                 Consolidated Statements of Cash Flows
                 for the Years ended December 31, 2000, 1999 and 1998..................  21

                 Consolidated Statements of Stockholders' Equity
                 for the Years ended December 31, 2000, 1999 and 1998..................  22

                 Notes to Consolidated Financial Statements............................  23

        Item 9.  Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosures.................................................  32

Part III.

        Item 10. Directors and Executive Officers of the Registrant....................  32

        Item 11. Executive Compensation................................................  32

        Item 12. Security Ownership of Certain Beneficial Owners and Management........  32

        Item 13. Certain Relationships and Related Party Transactions..................  32

Part IV.

        Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.....  33

Signatures.............................................................................  S-1

Index to Exhibits......................................................................  E-1

                           FORWARD LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K (the "Report") that are not historical facts or that discuss our expectations or beliefs regarding our future operations or financial performance constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Forward-looking statements are estimates of, or expectations or beliefs regarding our future operations and future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That Could Affect Our Future Financial Performance" and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

        The Coast Distribution System, Inc. (which, for convenience, will be referred to in this Report as "we" or "us" or the "Company"), was incorporated in California in November 1977, and reincorporated in Delaware in April 1998. We believe that we are the largest wholesale supplier of replacement parts, supplies and accessories for recreational vehicles ("RVs"), and one of the largest wholesale suppliers of replacement parts, supplies and accessories for boats, in North America. We supply more than 25,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note H to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for certain information regarding the respective operating results of the Company's operations in the United States and Canada. The Company's customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers ("After-Market Customers"), who resell the products they purchase from the Company, at retail, to consumers that own or use RVs and boats.

        In order to improve our competitive position and increase our profitability, we have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers ("proprietary products"). These proprietary products are marketed by us under our own brand-names in competition with brand name products from traditional suppliers. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for functionally equivalent brand name products. For additional information regarding our proprietary products, see the section of this Report entitled "Products--Proprietary Products" below.

        Although initially designed for sale to After-Market Customers, a number of our more recently designed proprietary products also are suitable for installation as original equipment on RVs and boats at the time of their manufacture. In addition, a number of the proprietary products have applications in markets other than the RV and boating markets, such as the automobile or outdoor furniture markets. As a result, in 1997 we established the DTS Manufacturing Division within the Company (the "DTS Division") to implement programs to market and sell those proprietary products to RV and boat manufacturers and to retail dealers and mass merchandisers in other markets. For additional information, see the section of this Report entitled "Products--The DTS Division" below.

        To provide our customers with a high level of service, we utilize a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to us, and enables us to prepare and invoice most orders within 24 hours of receipt. We also have established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. We believe that the breadth of our product lines, the proprietary products we are able to offer to our customers, the computer integration of our operations and the customer support programs we offer, distinguishes us from other distributors of RV and boating parts, supplies and accessories. See "Business - Marketing and Sales."

THE PARTS, SUPPLIES AND ACCESSORIES AFTER-MARKETS

        Many manufacturers of RV and boating replacement parts, supplies and accessories rely on independent distributors, such as the Company, to market and distribute their products or to augment their own product distribution operations. Distributors relieve manufacturers of a portion of the costs associated with distribution of their products while providing geographically dispersed selling, order processing and delivery capabilities. At the same time, distributors offer retailers access to a broad line of products and the convenience of rapid delivery of orders.

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

PRODUCTS

        General. We carry a full line of more than 15,000 recreational vehicle parts, supplies and accessories which we purchase from more than 500 manufacturers. Recreational vehicle products distributed by the Company include awnings, antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, mirrors and compressors.

        We stock boating and marine parts, supplies and accessories at 12 of our 13 warehouse and distribution centers in the United States and at all 4 of our distribution centers in Canada. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment.

        Proprietary Products. In order to improve our competitive position and increase our profitability, we have introduced into the marketplace a number of proprietary products, which are manufactured specifically for us, generally on an exclusive basis, by a number of different independent manufacturers on a private label basis. The proprietary products, which are designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us, include trailer hitches, plastic wastewater tanks, portable toilets and toilet chemicals, vent lids and stabilizing jacks. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of distributors and into other markets. However, our proprietary products currently lack the same name brand recognition as the competitive products manufactured by traditional domestic suppliers, which may have a limiting effect on unit sales of and on the prices that we are able to charge for our proprietary products. It also means that the costs of marketing the proprietary products generally is greater than for brand-name products, which somewhat offsets the margin advantage we gain on sales of our proprietary products.

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

MARKETING AND SALES

        Our Customers. Our customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent recreational vehicle supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 1998, 1999 or 2000.

        Customer Service Center and Computerized Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us to prepare and invoice most customer orders within 24 hours of receipt.

        We also operate a national customer sales and service center, located in Northern California, through which our customers can obtain product information and place orders by telephone using our toll-free telephone numbers. With the exception of holidays, our customer sales and service center is operational for a total of 13 hours per day, Monday through Friday, and 8 hours on Saturdays and is staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues. Currently, the number of customer calls handled by our national customer sales and service center, which can be accessed by virtually all of the Company's customers in the United States and Canada, ranges from 2,000 to 6,000 per day and the customer service center has enabled the Company not only to improve customer service, but also to reduce selling expenses.

        Orders transmitted from customers either electronically or by telephone to the national customer sales and service center are input into our IBM AS 400 computer and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer's call at the customer service center, that the order has been accepted and whether any items are not currently in stock. In addition, we offer to participating customers a "split shipment program" by which a customer's order for a product that is not available from the Company's distribution center closest to the customer, will be shipped to that customer from another of the Company's distribution centers that has been pre-selected by that customer as a "back-up" distribution center, when that product is available at that back-up distribution center.

DISTRIBUTION

        Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 15,000 recreational vehicle parts, supplies and accessories. In addition, 12 of our distribution centers in the United States and all 4 of our distribution centers in Canada stock, in varying quantities, up to approximately 10,000 boating and marine parts, supplies and accessories.

        We rely primarily on independent freight companies to ship our products to our customers.

ARRANGEMENTS WITH MANUFACTURERS

        General. The products which we distribute are purchased from more than 500 different manufacturers. As is typical in the industry, in most instances we acquires those products on a purchase order basis and we have no guaranteed price or delivery agreements with manufacturers, including the manufacturers that manufacture proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer's products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, we obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture.

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the inability to readily obtain alternative product supply sources in the event that a single source supplier
(i) encounters quality or other production problems, (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or
(iii) decides to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. A termination of a single source supply relationship could adversely affect the Company's sales and operating income, possibly to a significant extent.

        No manufacturer or supplier of products to the Company accounted for more than 5% of the Company's product purchases in 2000, other than Airxcel, Inc. ("Airxcel"). Airxcel supplies the Company with its requirements for RV air conditioners sold under the Coleman(R) brand name, under a multi-year product supply agreement. The products supplied by Airxcel accounted for approximately 12% of the Company's net sales in 2000.

        Manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

COMPETITION

        The Company faces significant competition. There are a number of national and regional distributors of recreational vehicle and boating parts, supplies and accessories that compete with the Company. There also are certain mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of recreational vehicle or boating parts, supplies and accessories, that purchase such products directly from manufacturers. Such mass merchandisers and national and regional chains compete directly with the RV and boating supply stores and service centers that purchase products from the Company. Such competition affects both the volume of the Company's sales, and the prices it is able to charge for the products it sells, to such RV and boating supply stores. Additionally, there is no assurance that changes in supply relationships or new alliances within the recreational or boating products industry will not occur that would further increase competition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Report.

        The Company, like most of its competitors, competes on the basis of the quality, speed and reliability of its service, the breadth of its product lines and price. The Company believes that it is highly competitive in each of those areas.

EMPLOYEES

        At December 31, 2000, the Company had approximately 355 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company's employees is represented by a labor union. The Company believes that its relations with employees are good.

ITEM 2. PROPERTIES

        The Company operates 13 regional distribution centers in 12 states in the United States and 4 regional distribution centers, each located in a different Province, in Canada. Except for one facility owned by the Company, all of these facilities are leased under triple net leases which require the Company to pay, in addition to rent, real property taxes, insurance and maintenance costs. The following table sets forth certain information regarding those facilities.

                                                 SQUARE          LEASE
                   GEOGRAPHIC LOCATION           FOOTAGE     EXPIRATION DATE
                   -------------------           -------     ---------------
               Portland, Oregon..............     72,000    Owned
               Visalia, California...........     70,000    February 28, 2007
               Fort Worth, Texas.............     90,670    April 30, 2004
               San Antonio, Texas............     27,300    April 30, 2003
               Denver, Colorado..............     50,000    September 30, 2004
               Elkhart, Indiana..............    109,000    December 31, 2005
               Lancaster, Pennsylvania.......     64,900    February 29, 2004
               Atlanta, Georgia..............     66,800    August 31, 2004
               Tampa, Florida................     53,100    September 30, 2003
               Phoenix, Arizona..............     36,500    March 31, 2002
               Salt Lake City, Utah..........     37,800    March 31, 2003
               Albany, New York..............     52,500    April 30, 2004
               Eau Claire, Wisconsin.........     36,000    July 31, 2001
               Montreal, Quebec..............     40,715    January 1, 2010
               Toronto, Ontario..............     34,020    December 1, 2001
               Calgary, Alberta..............     30,750    December 1, 2003
               Vancouver, British Columbia...     22,839    June 1, 2004

        In March 1999, the Company relocated its executive offices from San Jose to Morgan Hill, California, a suburb of San Jose, where it now leases 26,000 square feet of office space. The Company's address is 350 Woodview Avenue, Morgan Hill, California 95037 and its telephone number at that location is (408) 782-6686.

        The Company also leases 1,500 square feet of office space in Seattle, Washington and 2,000 square feet in Anchorage, Alaska where the Company maintains sales offices.

ITEM 3. LEGAL PROCEEDINGS

        The Company from time to time is named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. The Company believes that this type of litigation is incident to its operations, and since it has insurance, and in many instances also indemnities from manufacturers, covering any potential liability, it believes that such litigation will not materially affect the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF REGISTRANT

               NAME               AGE                 POSITION
               ----               ---                 --------
        Thomas R. McGuire.......  57   Chairman of the Board and Chief Executive
                                       Officer
        Sandra A. Knell.........  43   Executive Vice President - Finance and
                                       Chief Financial Officer and Secretary
        David A. Berger.........  47   Executive Vice President - Marketing --
                                       Marine Products Division
        Stephen Bartolotta......  39   Executive Vice President - Strategic
                                       Planning
        Dennis A. Castagnola....  53   Executive Vice President - Sales

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

        DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Executive Vice President - Sales in November 2000. From May 1994 through November 2000, he served as Senior Vice President - Proprietary Products, where he directed the Company's proprietary products program. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company's Portland, Oregon Distribution Center. In 1997, Mr. Castagnola was appointed as President of the Company's new DTS Division which markets and supplies proprietary products to RV and boating manufactures and to customers in markets other than the RV and boating After-Market.

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

                                                              HIGH     LOW
            2000
               First Quarter.............................    $2.38   $1.88
               Second Quarter............................     2.25    1.13
               Third Quarter.............................     1.75    1.00
               Fourth Quarter............................     1.44    0.63

            1999
               First Quarter.............................    $3.38   $2.25
               Second Quarter............................     3.25    2.13
               Third Quarter.............................     2.94    2.38
               Fourth Quarter............................     2.56    1.88

        On March 16, 2001, the closing price per share of the Company's common stock on the American Stock Exchange was $0.74 and there were approximately 1,200 holders of record of the Company's common stock.

DIVIDENDS AND SHARE REPURCHASES

        The Company has a policy of retaining earnings to support the growth of its business and, therefore, does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends by the Company is restricted by its loan agreements. See Note D to the Company's Consolidated Financial Statements.

        In early 1999 the Company adopted an open market and private stock repurchase program. We made purchases of $2,975,000 of shares under that program, that were funded with borrowings under a term loan from the same lender with which we have our revolving credit facility. We do not currently expect to make any purchases of shares in 2001. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

        The selected operating data set forth below for the fiscal years ended December 31, 2000, 1999 and 1998, and the selected balance sheet data at December 31, 2000 and 1999, are derived from the Company's audited financial statements included elsewhere in this report and should be read in conjunction with those financial statements. The selected financial data for the fiscal years ended December 31, 1997 and 1996 and at December 31, 1998, 1997 and 1996 are derived from audited financial statements which are not included in this report.

                                                                             YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------------------
                                                            2000         1999         1998         1997         1996
                                                          -------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
Net Sales ..............................................  $ 147,491    $ 154,800    $ 148,680    $ 135,952    $ 139,286
Cost of sales (including distribution costs) ...........    125,426      128,804      124,452      117,272      118,361
                                                          ---------    ---------    ---------    ---------    ---------
        Gross margin ...................................     22,065       25,996       24,228       18,680       20,925
Selling, general and administrative expenses ...........     24,302       23,140       20,301       20,147       21,525
                                                          ---------    ---------    ---------    ---------    ---------
        Operating margin ...............................     (2,237)       2,856        3,927       (1,467)        (600)
Equity in net earnings (loss) of affiliated companies ..         50           76         (170)         673        1,529
Other income (expense) .................................     (1,804)      (2,386)      (2,704)      (5,775)      (1,246)
                                                          ---------    ---------    ---------    ---------    ---------
Earnings (loss) before income taxes ....................     (3,991)         546        1,053       (6,569)        (317)
Income taxes (credits) .................................     (1,150)         536          927       (1,303)        (194)
                                                          ---------    ---------    ---------    ---------    ---------
        Net earnings (loss) ............................  $  (2,841)   $      10    $     126    $  (5,266)   $    (123)
                                                          =========    =========    =========    =========    =========

Net earnings (loss) per share-diluted(1) ...............  $    (.66)   $     .00    $     .02    $   (1.01)   $    (.03)
                                                          =========    =========    =========    =========    =========
Weighted average number of shares ......................      4,324        4,641        5,282        5,239        5,198
                                                          =========    =========    =========    =========    =========

                                                                                 AT DECEMBER 31,
                                                            -----------------------------------------------------------
                                                             2000         1999         1998         1997         1996
                                                            -----------------------------------------------------------
                                                                                   (IN THOUSANDS)
                                                            -----------------------------------------------------------
BALANCE SHEET DATA:
Working capital ........................................    $40,643      $45,653      $42,937      $48,999      $45,639
Total assets ...........................................     63,890       69,687       66,813       72,663       88,442
Long-term obligations(2) ...............................     25,140       28,105       23,175       29,726       33,771
Shareholders' equity ...................................     28,165       31,243       33,831       33,996       39,450

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        Factors Generally Affecting Sales of RV and Boating Products

        We believe that the Company is the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles ("RVs"), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers ("After-Market Customers"). Our sales are affected primarily by (i) usage of RVs and boats which affects the consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often "accessorize" their RVs and boats at the time of purchase.

        The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the prices of gasoline also can lead to declines in the usage and purchases of RVs and boats. As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, increases in the prices of gasoline, and unusually adverse weather conditions. We believe that increases in interest rates and gasoline prices which began in the second quarter of 2000, and growing uncertainties among consumers about economic conditions beginning in the latter part of the year, contributed to our poor financial performance in 2000.

RESULTS OF OPERATIONS

        Net Sales. Net sales in 2000 declined by $7,309,000 or 4.7% as compared to 1999. We believe that this decline, which began late in the second quarter of 2000, was primarily attributable to increases in gasoline prices and interest rates which, coupled with growing uncertainties among consumers about the economy during the latter part of the year, resulted in a decrease in both the usage and purchase of recreational vehicles and, in turn, led to a decline in purchases of our products by our customers in response to those conditions.

        Net sales in 1999 increased by approximately $6,120,000 or 4.1% as compared to 1998, due primarily to an increase, during the first half of 1999, in consumer demand for the products we sell, which we believe resulted primarily from increases in sales and usage of recreational vehicles and boats. Operating results in 1999 also included a full year of sales from Marine Distributors, a marine products distribution business that we acquired late in May 1998, the sales of which were therefore not included in our operating results for the first five months of 1998.

        Gross Margin. Our gross margin declined to 15.0% of net sales in 2000 from 16.8% in 1999. This decline was due primarily to increased price competition in the second half of the year in response to slowing sales in our markets, the adverse effect of lower sales volume on fixed costs and a change in the mix of our sales to a higher proportion of higher priced, but lower margin accessories. By contrast, in 1999 our gross margins increased to 16.8% of net sales from 16.3% in 1998, due primarily to (i) selected price increases on the products that we sell, and (ii) the impact of fixed costs on a higher sales base.

        Selling, General and Administrative Expenses. As a percentage of net sales, selling, general and administrative expenses increased to 16.5% for 2000 from 15.0% in 1999 and 13.7% in 1998. These increases were primarily attributable to higher selling and marketing costs, as we expanded our marine products marketing and sales efforts during 1999 and 2000, and due to expenses that we incurred in connection with the installation and testing of a new computer system in 1999 and the costs of integrating that system into our operations and of improving the functionality of that system in 2000.

        Nearly all of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

        Operating Income. The decline in operating income in 2000 was due primarily to the combined effects of the decreases in sales and gross margin and the increase in selling, general and administrative expenses. In 1999 the increase in selling, general and administrative expenses more than offset the improvements in our net sales and gross margin achieved during the year, and therefore, operating income declined to $2,856,000 in 1999 as compared to $3,927,000 in 1998.

        Interest Expense. During 2000, interest expense increased by $635,000 or 27%, as compared to 1999. This increase was (i) primarily the result of increases in average long-term borrowings outstanding during the first nine months of 2000, which were used to fund operations and to fund repurchases of shares of our common stock in the latter half of 1999, and (ii) to a lesser extent, due to increases in interest rates during 2000. Interest expense in 1999 decreased by $291,000 or 11% as compared to 1998. This decrease was largely the result of a reduction in the rate of interest that we paid on our revolving line of credit. We will continue to rely on borrowings to fund a substantial portion of our working capital requirements and future growth, and, as a result, we anticipate that interest will continue to be a significant expense for us.

        Other Income. Other income in 2000 was the result of a one-time sale of one of our proprietary product lines to a recreational vehicle supplies manufacturer, which has agreed to supply that product, along with products from its other product lines to us in future periods.

        Income Taxes. Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. We also have $4,167,000 of outstanding borrowings under a term loan that we obtained from the same bank, a substantial portion of the proceeds of which were used to fund repurchases of our shares in the latter part of 1999. Under the terms of the revolving credit facility, which expires in May 2003, we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $45,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory (the "borrowing base"). Interest on the revolving credit facility is payable at the bank's prime rate plus 75 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 250 basis points. Interest on the term loan is payable at the bank's prime rate plus 125 basis points or at the bank's LIBOR rate, plus 300 basis points.

        At March 15, 2001, outstanding borrowings under the revolving credit facility and the term loan totaled $32,950,000. Borrowings under the credit facility and term loan are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company.

        We believe that available credit under our revolving credit facility and term loan, together with internally generated funds, will be sufficient to enable us to meet our working capital requirements and other cash requirements over the next twelve months. We do not presently anticipate any material increases in our cash requirements or material changes in our sources of funds in the foreseeable future.

        We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See "Seasonality and Inflation" below.

        Net cash provided by operating activities was $1,426,000 in 2000, as compared to $777,000 in 1999 and $5,194,000 in 1998. Accounts receivable collections slowed during 2000, as compared to 1999, due largely to sales declines experienced by our customers primarily are a result of a slowing in consumer usage and purchases of recreational vehicles and boats in apparent response to increases in gasoline prices and interest rates and economic uncertainties in the second half of 2000.

        During the second half of 2000, we began the implementation of a new inventory management strategy which contributed to a reduction of $5,312,000 in inventory during 2000 as compared to an increase of $2,124,000 for 1999. The strategy also enabled us to accelerate our payments to our vendors, which has resulted in a reduction in our accounts payable in 2000 of $1,610,000 as compared to an increase in accounts payable of $3,281,000 in 1999.

        Capital expenditures were $1,265,000 in 2000 as compared to $1,465,000 in 1999 and $258,000 in 1998. The increases in capital expenditures in 2000 and 1999 were related to the acquisition and installation of the Company's new computer system and improvements made in its functionality during 2000. During 1998 we received proceeds of $5,388,000 from the sale of an investment. In May 1998, we used cash of $1,142,000 to acquire the inventory of Marine Distributors, Inc., a distributor of marine products.

        Borrowings under our credit facility decreased by $781,000 in 2000, as compared to an increase of $5,095,000 in 1999 and a decrease of $5,376,000 in 1998. In June 1999, we made the final payment, in the amount of $2,334,000, on our outstanding senior subordinated notes. In early 1999, we began an open market and private stock repurchase program and, during 1999, we purchased 1,012,304 of shares of our common stock. We do not currently expect to make any purchases of shares during 2001.

        We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. In 2000, rent expense under all operating leases totaled approximately $3,308,000. Our future lease commitments are described in Note E of Notes to the Company's Consolidated Financial Statements included elsewhere in this Report.

SEASONALITY AND INFLATION

        Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from March through August than we do during the remainder of the year. Because a substantial portion of the Company's expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in months when sales are lower.

        The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2000 and 1999. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

                                                                          QUARTER ENDED
                                                                ---------------------------------
(UNAUDITED)                                    MARCH 31, 2000   JUNE 30, 2000  SEPTEMBER 30, 2000  DECEMBER 31, 2000
                                               --------------   -------------  ------------------  -----------------
Revenues                                           $43,872         $46,940          $37,076             $19,603
Gross profit                                         8,114           7,220            5,180               1,551
Net earnings (loss)                                    413             311             (957)             (2,608)
Net earnings (loss) per share - diluted            $  0.10         $  0.07          $ (0.22)            $ (0.60)


                                                                          QUARTER ENDED
                                                                ---------------------------------
(UNAUDITED)                                    MARCH 31, 1999   JUNE 30, 1999  SEPTEMBER 30, 1999  DECEMBER 31, 1999
                                               --------------   -------------  ------------------  -----------------
Revenues                                           $41,129         $49,624          $41,407             $22,640
Gross Profit                                         7,130           9,381            6,172               3,313
Net earnings (loss)                                    340           1,155             (163)             (1,322)
Net earnings (loss) per share - diluted            $  0.07         $  0.25          $ (0.04)            $ (0.31)

        Inflation. Generally, we have been able to pass inflationary price increases on to our customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increase in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for our products. We believe that the decrease in our net sales in the second half of 2000 was due in part to increases in interest rates and gasoline prices.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with the our Canadian operations and our Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

        In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of December 31, 2000, we had outstanding $25.6 million under our revolving credit facility.

        We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2000, there were no such agreements outstanding.

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

CERTAIN FACTORS THAT COULD AFFECT OUR FUTURE FINANCIAL PERFORMANCE

        Statements contained in this Annual Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance constitute "forward-looking statements." Forward-looking statements are estimates of future performance that are based upon current information and that are subject to a number of risks and uncertainties that could cause our actual operating results or financial performance in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

        Our Business is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by weather conditions. As a result, our sales and operating results ordinarily decline in the winter months and we sometimes incur losses in these periods of the year. Purchases and usage of RVs and boats also are affected by consumers' level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, our sales and operating results can be, and in the past have been, adversely affected by the following:

        - Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which affect the willingness of consumers to purchase and use their RVs and boats;

        - Increases in interest rates which affect the availability and affordability of financing for RVs and boats;

         - Increases in the costs and shortages in the supply of gasoline which affect the costs of using and the ability to use RVs and boats; and

        - Unusually severe or extended winter weather conditions, which can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing sales revenue and our margins. All of these conditions contributed to the decline in our sales and the losses we incurred in the year ended December 31, 2000 and are likely to impact our operating results in the year ending December 31, 2001.

        We Rely on Bank Borrowings To Finance Our Business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings could harm us in the future. We may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Therefore, our existing debt makes us more vulnerable to general economic downturns and competitive pressures and, as discussed in the Section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations, the interest we have to pay on such debt impacts our operating results.

               The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they will sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on their RVs and boats at the time of manufacture that, historically, were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins.

               Electricity Supply Shortages. California is currently experiencing a tightening in the supply of electricity to the state and there have already been a few rolling power outages or "blackouts" in the past few months and more are expected during the summer months when electricity usage is typically at its peak. Power outages could disrupt our operations, increase our operating costs and reduce the productivity of our operations. Power outages also could interfere with the ability of customers to reach our national sales and customer service center which is located in Northern California and could result in the shut down of our computer systems that could cause financial and operating data to be lost and slow down our ability to fill customer orders. We have developed contingency plans to deal with such power outages that include the use of alternative energy generating equipment to provide power to essential systems and we have back up computer systems at certain of our distribution centers located outside of California that can be used during power outages. However, we do not know and cannot predict the frequency or duration of the power outages that may occur and, therefore, despite our contingency plans, such outages could adversely affect our future operating results.

        Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We also disclaim any obligation to update forward looking information contained in this Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                                                                             PAGE
                                                                                                             ----
Consolidated Financial Statements:

      Report of Independent Certified Public Accountants..................................................... 18

      Consolidated Balance Sheets, December 31, 2000 and 1999................................................ 19

      Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998............. 20

      Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998............. 21

      Consolidated Statement of Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.... 22

      Notes to Consolidated Financial Statements............................................................. 23

Financial Statement Schedules:

      Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999 and 1998... 31

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Coast Distribution System, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2000. In our opinion this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

San Jose, California
March 15, 2001

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Thousands Except Per Share Amounts)

                                                                                       AS OF
                                                                                    DECEMBER 31,
                                                                                --------------------
                                                                                  2000        1999
                                                                                --------    --------
ASSETS
Current Assets
  Cash ........................................................................ $    539    $    641
  Accounts receivable (less allowance for doubtful receivables of $1,040
  in 2000 and $890 in 1999) ...................................................   12,996      12,981
  Inventories .................................................................   33,343      38,655
  Prepaid expenses ............................................................      799       1,067
  Deferred income taxes .......................................................    2,397       1,743
  Income tax refunds receivable ...............................................      893         652
                                                                                --------    --------
        Total current assets ..................................................   50,967      55,739
Property, Plant and Equipment .................................................    4,139       4,364
Other Assets
  Costs in excess of net assets of acquired businesses ........................    7,061       7,584
  Other .......................................................................    1,723       2,000
                                                                                --------    --------
        Total other assets ....................................................    8,784       9,584
                                                                                --------    --------
                                                                                $ 63,890    $ 69,687
                                                                                ========    ========
LIABILITIES
Current Liabilities
  Accounts payable ............................................................ $  6,138    $  7,748
  Accrued liabilities .........................................................    2,423       2,050
  Current maturities of long-term obligations .................................    1,763         288
                                                                                --------    --------
        Total current liabilities .............................................   10,324      10,086
Long-Term Obligations .........................................................   25,140      28,105
Deferred Income Taxes .........................................................      213         102
Commitments ...................................................................       --          --
Redeemable Preferred Stock of Subsidiary ......................................       48         151

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value; authorized: 5,000,000 shares; none issued
or outstanding ................................................................       --          --
Common stock, $.001 par value; authorized: 20,000,0000 million shares;
4,330,654 and 4,302,846 issued as of December 31, 2000 and 1999, respectively..   16,800      16,751
Accumulated other comprehensive income (loss) .................................     (650)       (367)
Retained earnings .............................................................   12,015      14,859
                                                                                --------    --------
        Total Stockholders Equity .............................................   28,165      31,243
                                                                                --------    --------
                                                                                $ 63,890    $ 69,687
                                                                                ========    ========

    The accompanying notes are an integral part of these financial statements

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                            2000           1999           1998
                                                          ---------      ---------      ---------
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
Net sales ..............................................  $ 147,491      $ 154,800      $ 148,680
Cost of products sold (including distribution costs) ...    125,426        128,804        124,452
                                                          ---------      ---------      ---------
    Gross margin .......................................     22,065         25,996         24,228
Selling, general and administrative expenses ...........     24,302         23,140         20,301
                                                          ---------      ---------      ---------
    Operating margin ...................................     (2,237)         2,856          3,927
Equity in net earnings (loss) of affiliated companies...         50             76           (170)
Other Income (expense)
  Interest expense .....................................     (3,006)        (2,371)        (2,662)
  Other ................................................      1,202            (15)           (42)
                                                          ---------      ---------      ---------
Earnings (loss) before income taxes ....................     (3,991)           546          1,053
    Income tax provision (benefit) .....................     (1,150)           536            927
                                                          ---------      ---------      ---------
        Net earnings (loss) ............................  $  (2,841)     $      10      $     126
                                                          =========      =========      =========

Earnings (loss) per share:
    Basic ..............................................  $    (.66)     $     .00      $     .02
                                                          =========      =========      =========
    Diluted ............................................  $    (.66)     $     .00      $     .02
                                                          =========      =========      =========

    The accompanying notes are an integral part of these financial statements

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -------------------------------
                                                                                      2000        1999        1998
                                                                                      ----        ----        ----
Cash flows from operating activities:
Net earnings (loss) ..............................................................   $(2,841)    $    10     $   126
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
  Depreciation ...................................................................       881         928         972
  Amortization ...................................................................       646         634         604
  Loss from sale of equipment ....................................................        24           5          51
  Equity in net earnings (loss) of affiliated companies, net of distributions ....       (35)        (76)        170
  Gain from sale of product line .................................................    (1,078)         --          --
  Deferred income taxes ..........................................................      (572)        (37)       (344)
  Change in assets and liabilities net of effects from business acquisitions:
    Accounts receivable ..........................................................       299        (569)     (1,144)
    Inventory ....................................................................     5,312      (2,124)      1,267
    Prepaids and tax refunds receivable ..........................................        27      (1,245)      1,944
    Accounts payable .............................................................    (1,610)      3,281       1,226
    Accrued liabilities ..........................................................       373         (30)        322
                                                                                     -------     -------     -------
                                                                                       4,401        (687)      3,615
                                                                                     -------     -------     -------
        Net cash provided by operating activities ................................     1,426         777       5,194

Cash flows from investing activities:
  Proceeds from sale of property and equipment ...................................       622         174          11
  Proceeds from sale of product line .............................................       400          --          --
  Increase (decrease) in other assets ............................................       485       1,019        (705)
  Acquisitions of businesses, net of cash acquired ...............................        --          --      (1,142)
  Proceeds from sale of investments in affiliates ................................        --          --       5,388
                                                                                     -------     -------     -------
  Capital expenditures ...........................................................    (1,265)     (1,465)       (258)
                                                                                     -------     -------     -------
        Net cash provided by (used in) investing activities ......................       242        (272)      3,294

Cash flows from financing activities:
  Net borrowings (repayments) under notes payable and line-of credit agreements ..      (781)      5,095      (5,376)
  Proceeds from issuance of long-term debt .......................................        --         136          50
  Repayment of long-term debt ....................................................      (707)     (2,715)     (2,779)
  Issuance of common stock under employee stock purchase and stock option plans ..        49          86          81
  Retirement of common stock .....................................................        --      (2,975)         --
  Redemption of redeemable preferred stock of subsidiary .........................       (97)        (96)        (96)
  Dividends on preferred stock of subsidiary .....................................        (3)         (7)        (12)
                                                                                     -------     -------     -------
     Net cash used in financing activities .......................................    (1,539)       (476)     (8,132)
Effect of exchange rate changes on cash ..........................................      (231)        177        (229)
                                                                                     -------     -------     -------
        Net Increase (Decrease) in Cash ..........................................      (102)        206         127

Cash beginning of year ...........................................................       641         435         308
                                                                                     -------     -------     -------
Cash end of year .................................................................   $   539     $   641     $   435
                                                                                     =======     =======     =======

Supplemental disclosures of cash flow information:
  Cash paid (received) during the year for:
    Interest .....................................................................   $ 3,043     $ 2,341     $ 2,671
    Income taxes .................................................................      (112)      1,313        (920)

    The accompanying notes are an integral part of these financial statements

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                          ACCUMULATED
                                                                                                            OTHER
                                                                                             RETAINED    COMPREHENSIVE
        THREE YEARS ENDED DECEMBER 31, 2000                             COMMON STOCK         EARNINGS    INCOME (LOSS)    TOTAL
        -----------------------------------                        ----------------------    --------    -------------   --------
                                                                                         (DOLLARS IN THOUSANDS)
Balance at January 1, 1998 ...................................      5,246,879    $ 19,559    $ 14,742      $   (305)     $ 33,996

Net earnings for the year ....................................             --          --         126            --           126
Foreign currency translation adjustments .....................             --          --          --          (360)         (360)
                                                                                                                         --------
Comprehensive loss ...........................................                                                               (234)
                                                                                                                         --------
Issuance of common stock under employee stock
     purchase plan ...........................................         32,975          81          --            --            81
Dividends on preferred stock of subsidiary ...................             --          --         (12)           --           (12)
                                                                   ----------    --------    --------      --------      --------
Balance at December 31, 1998 .................................      5,279,854      19,640      14,856          (665)       33,831

Net earnings for the year ....................................             --          --          10            --            10
Foreign currency translation adjustments .....................             --          --          --           298           298
                                                                                                                         --------
Comprehensive earnings .......................................                                                                308
                                                                                                                         --------
Issuance of common stock under employee stock purchase plan ..         35,296          86          --            --            86
Retirement of common stock ...................................     (1,012,304)     (2,975)         --            --        (2,975)
Dividends on preferred stock of subsidiary ...................             --          --          (7)           --            (7)
                                                                   ----------    --------    --------      --------      --------
Balance at December 31, 1999 .................................      4,302,846      16,751      14,859          (367)       31,243

Net loss for the year ........................................             --          --      (2,841)           --        (2,841)
Foreign currency translation adjustments .....................             --          --          --          (283)         (283)
                                                                                                                         --------
Comprehensive loss ...........................................                                                             (3,124)
                                                                                                                         --------
Issuance of common stock under employee stock purchase plan ..         27,808          49          --            --            49
Dividends on preferred stock of subsidiary ...................             --          --          (3)           --            (3)
                                                                   ----------    --------    --------      --------      --------
Balance at December 31, 2000 .................................      4,330,654    $ 16,800    $ 12,015      $   (650)     $ 28,165
                                                                   ==========    ========    ========      ========      ========

    The accompanying notes are an integral part of these financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiaries, The Coast Distribution System (Canada) Inc. ("Coast Canada") and Eura-Asia Recreational Vehicle Accessories Taiwan Company. Investments in unconsolidated affiliates are accounted for by the equity method. All material intercompany transactions have been eliminated.

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

                  Buildings and improvements                40 years
                  Warehouse and office equipment            5-7 years
                  Automobiles                               3-5 years

    Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Currently the amortization periods range from 5 to 15 years.

4. Revenue Recognition. Revenue from sales of products is recognized upon shipment.

5. Segment Reporting. The Company has one operating segment which is the distribution of recreational replacement parts, supplies and accessories. The Company distributes its products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company's revenues in 2000, 1999 or 1998.

6. Intangible Assets. The costs in excess of net assets of acquired businesses are being amortized on a straight-line basis using periods ranging from four to thirty years. At December 31, 2000 and 1999, the accumulated amortization applicable to intangible assets was approximately $7,009,000 and $6,364,000, respectively. We review the valuation and amortization of intangibles on an ongoing basis and we evaluate the recoverability of intangibles based on the undiscounted cash flows generated by the acquired businesses to determine whether impairment has occurred. If we determine that an impairment has occurred, it is our policy to reduce the recorded value of the intangible asset to its fair market value.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders' equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of the Company's Canadian subsidiary is the Canadian dollar.

8. Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 2000, there were no forward exchange contracts outstanding.

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

10. Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

11. Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable on exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

        Property and equipment consist of the following at December 31:

                                                               2000      1999
                                                              -------   -------
                                                               (In thousands)
            Buildings ....................................... $ 1,425   $ 2,486
            Warehouse equipment .............................   3,572     3,716
            Office equipment ................................   5,131     4,061
            Leasehold improvements ..........................     906       909
            Automobiles .....................................      99        55
                                                              -------   -------
                                                               11,133    11,227
            Less accumulated depreciation and amortization ..   7,479     7,500
                                                              -------   -------

                                                                3,654     3,727
            Land ............................................     485       637
                                                              -------   -------
                                                              $ 4,139   $ 4,364
                                                              =======   =======

NOTE C: SALE OF INVESTMENTS IN AFFILIATED COMPANY

        Prior to February 1998, the Company owned 34% of HWH Corporation. In February 1998, HWH repurchased all of the HWH shares owned by the Company for $5,388,000. The carrying value of the investment was $7,057,000 and, as of December 31, 1997, the investment was written down to its net realizable value, resulting in a loss.

NOTE D: LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following at December 31:


                                                                                   2000       1999
                                                                                  -------    -------
                                                                                    (In thousands)
        Secured notes payable to bank due May 31, 2003                            $25,559    $26,340
        8.75% note collateralized by a deed of trust on land and building, due
        in monthly installments of $14, final payment due in November 2012          1,241      1,297
        10% note collateralized by a deed of trust on land and building, due
        in monthly installments of $11, final payment made in October 2000             --        510
        Other                                                                         103        246
                                                                                  -------    -------
                                                                                   26,903     28,393
        Current portion                                                             1,763        288
                                                                                  -------    -------
                                                                                  $25,140    $28,105
                                                                                  =======    =======


        Subsequent to 2001 annual maturities of long-term obligations (in thousands) are $1,765 in 2002, $22,332 in 2003, $86 in 2004, $88 in 2005 and
$869 due thereafter.

        Secured Notes Payable to Bank

        The secured notes payable to bank evidence borrowings under a revolving credit facility and term borrowings, which are collateralized by substantially all of the Company's assets. The Company may borrow up to the lesser of (i) $45,000,000 with a seasonal reduction to $35,000,000 between June 20 and March 1 of each year, or (ii) an amount equal 80% of the value of its eligible accounts receivable and 50% of the value of its eligible inventory (the "Borrowing Base"). Interest on revolving credit line borrowings is payable at the bank's prime rate plus 75 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate plus 250 basis points. Interest on the term borrowings is payable at the bank's prime rate plus 125 basis points or at the Bank's LIBOR rate plus 300 basis points.

        The note agreements contain certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on mergers and consolidations. The Company is in compliance with all the covenants.

NOTE E: COMMITMENTS

Operating Leases

        The Company leases its corporate offices, certain warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The office and warehouse leases expire over the next ten years and the equipment leases expire over the next four years.

        Minimum future rental commitments under non-cancelable operating leases having an initial or remaining term in excess of one year as of December 31, 2000 are as follows:

        YEAR ENDING DECEMBER 31,      EQUIPMENT    FACILITIES    TOTAL
        ------------------------      ---------    ----------    -----
                                               (IN THOUSANDS)
        2001                           $  342       $ 2,745     $ 3,087
        2002                              332         2,489       2,821
        2003                              300         2,401       2,701
        2004                               50         1,631       1,681
        2005                               --           838         838
        Thereafter                         --         3,458       3,458
                                       ------       -------     -------
                                       $1,024       $13,562     $14,586
                                       ======       =======     =======

        Rent expense charged to operations amounted to (in thousands) $3,308 in 2000, $3,380 in 1999 and $2,889 in 1998.

NOTE F: STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option Plans

        The Company has in effect a 1987 Nonqualified Stock Option Plan, a 1993 Stock Option and Incentive Plan and a 1999 Stock Incentive Plan ("the plans"), which authorize the issuance of options to purchase, 1,000,000 shares of the Company's common stock to key management employees of the Company and members of the Company's Board of Directors. The plans are accounted for under the provisions of APB No. 25 and generally provide that option prices will not be less than quoted market prices per share on the date the options are granted, or 110% thereof in the case of an option granted to any employee who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on fair value of the options granted as of the respective dates of their grant, consistent with the method prescribed in Statement of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                                                   2000        1999      1998
                                                                   ---------------------------
                                                                      (DOLLARS IN THOUSANDS
                                                                    EXCEPT PER SHARE AMOUNTS)
        Net earnings (loss) attributable to common shareholders
                As reported ...................................    $(2,844)    $   3     $ 114
                Pro forma .....................................     (2,926)      (73)       53

        Per share - Basic
                As reported ...................................    $  (.66)    $ .00     $0.02
                Pro forma .....................................       (.68)     (.02)     0.01

        Per share - Diluted
                As reported ...................................    $  (.66)    $ .00     $ .02
                Pro forma .....................................       (.68)     (.02)      .01

        The fair value of each option grant is estimated on the weighted average on the date of grant using the Black-Scholes options-pricing model with the following assumptions used: no expected dividends; expected volatility of 147% for 2000, 71% for 1999 and 70% for 1998; risk-free interest rates of 6.6%, 5.2% and 6.0%; for 2000, 1999 and 1998, respectively; an expected forfeiture rate of 33% for 2000, 37% for 1999 and 46% for 1998; and expected lives of 5 years in 2000 and 4 years in 1999 and 1998. A summary of the status of the Company's stock option plans is presented below:

                                                      2000                 1999                1998
                                               -------------------  ------------------  ------------------
                                                          WEIGHTED            WEIGHTED             WEIGHTED
                                                          AVERAGE             AVERAGE              AVERAGE
                                                          EXERCISE            EXERCISE             EXERCISE
                                               SHARES      PRICE    SHARES     PRICE    SHARES      PRICE
                                               -------    --------  -------   --------  -------    --------
        Outstanding at beginning of year       548,500     $4.23    479,500    $4.69    335,700     $5.67
            Granted                            156,000      2.01     97,000     2.26    183,000      3.18
            Exercised                               --        --         --       --         --        --
            Forfeited                           (5,000)     4.77    (28,000)    5.33    (39,200)     5.93
                                               -------              -------             -------
        Outstanding at end of year             699,500      3.73    548,500     4.23    479,500      4.69

        Weighted average fair value of
        options granted during the year                    $1.84               $1.29                $1.79

        The following information applies to options outstanding at December 31, 2000:

                                       WEIGHTED        WEIGHTED AVERAGE                        WEIGHTED
                        OPTIONS        AVERAGE       REMAINING CONTRACTUAL     OPTIONS         AVERAGE
           RANGE      OUTSTANDING   EXERCISE PRICE       LIFE (YEARS)        EXERCISABLE    EXERCISE PRICE
           -----      -----------   --------------   ---------------------   -----------    --------------
        $1.50-$3.50     432,000         $2.56                 8                235,200          $2.61
        $4.13-$7.88     267,500          5.62                 5                238,700           5.80
                       --------                                                -------
                        699,500         $3.73                                  473,900          $4.22

Employee Stock Purchase Plan

        The Company has in effect a 1997 Employee Stock Purchase Plan which provides for the issuance of up to 400,000 of the Company's shares of common stock to permanent employees who have met certain minimum employment criteria and that own less than 5% of the Company's outstanding shares. Those employee may elect to have a specified sum deducted from their payroll to fund purchases of shares under the Plan over 12 month offering periods. At the end of each offering period, shares are purchased for the participants, with the amounts deducted from their payroll, at a price per share equal to 85% of the lower of the fair market value at the beginning or the end of the offering period. The weighted average per share fair values of the awards were $0.30, $0.58 and $0.80 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000, 303,921 shares remained remain available for issuance in future offering periods under this plan.

NOTE G: EMPLOYEE BENEFIT PLAN

        The Company has a 401(k) profit sharing plan in which all full-time employees are eligible to participate beginning with the first quarter following the completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $102,236 in 2000, $86,441 in 1999 and $65,825 in 1998 to this plan.

NOTE H: FOREIGN OPERATIONS

        A summary of the Company's operations by geographic area is presented below:

                                                     2000         1999
                                                   --------    --------
                                                      (IN THOUSANDS)
              Sales to external customers
                  United States                   $123,845     $130,063
                  Canada                            23,646       24,737
              Operating margin
                  United States                   $ (2,960)    $  1,588
                  Canada                               736        1,252
                  Other                                (13)          16
              Identifiable assets
                  United States                   $ 55,359     $ 60,322
                  Canada                             7,882        8,658
                  Other                                649          707

NOTE I: INCOME TAXES

        Pretax income (loss) for the years ending December 31 was taxed under the following jurisdictions:

                                2000        1999         1998
                               -------      -----        -----
                                        (IN THOUSANDS)
              Domestic         $(4,330)     $(308)       $ (276)
              Foreign              339        854         1,329
                               -------      -----        ------
                               $(3,991)     $ 546        $1,053
                               =======      =====        ======

        The provisions (benefit) for income taxes is summarized as follows for the year ended December 31:

                                                 2000        1999         1998
                                                -------      -----       ------
                                                     (IN THOUSANDS)
              Current:
                  Federal                       $  (771)     $  77       $  577
                  State                              16         78           98
                  Foreign                           177        418          596
                                                -------      -----       ------
                                                   (578)       573        1,271
                                                -------      -----       ------
              Deferred:
                  Federal                          (427)       (10)        (402)
                  State                            (145)        (1)          66
                  Foreign                            --        (26)          (8)
                                                -------      -----       ------
                                                   (572)       (37)        (344)
                                                -------      -----       ------
              Income tax provision (benefit)    $(1,150)     $ 536       $  927
                                                =======      =====       ======

        The total operating loss carryforwards available for state income tax purposes at December 31, 2000 aggregated $5,810,000. The earliest carryforwards begin to expire in 2002.

        Deferred tax assets (liabilities) are comprised of the following at December 31:

                                              2000        1999        1998
                                             -------     -------     -------
                                                     (IN THOUSANDS)
        Deferred tax assets
           Inventory capitalization          $   810     $   786     $   892
           Bad debt provision                    344         306         314
           Inventory reserve                     510         502         457
           Property, plant and equipment          72          54          21
           Loss carryforwards                    770         176         196
           Other                                  59          71          43
                                             -------     -------     -------
           Gross deferred tax assets           2,565       1,895       1,923
           Less valuation allowance              (75)        (88)       (100)
                                             -------     -------     -------
                                               2,490       1,807       1,823
                                             -------     -------     -------
        Deferred tax liabilities
           Investment in affiliates               (2)         --          --
           Property, plant and equipment        (211)       (102)       (156)
                                             -------     -------     -------
           Gross deferred tax liabilities       (213)       (102)       (156)
                                             -------     -------     -------
           Net deferred tax assets           $ 2,277     $ 1,705     $ 1,667
                                             =======     =======     =======

        A reconciliation between actual tax expense (benefit) for the year and expected tax expense (benefit) is as follows:

                                                        2000        1999        1998
                                                       -------     -------     -------
                                                                (IN THOUSANDS)
        Earnings (loss) before income taxes            $(3,991)    $   546     $ 1,053
                                                       -------     -------     -------
        Expected income tax expense at 34%              (1,357)        186         358
        Higher rates on earnings of foreign                 45          84         121
        operations
        Goodwill amortization and other non-deductible
        expenses                                           281         242         254
        State Taxes  (net of federal benefit)             (104)         38          78
        Change in valuation allowance                      (13)        (12)         40
        Exclusion of earnings of foreign affiliates        (22)        (16)         31
        Other                                               20          14          45
                                                       -------     -------     -------
        Income tax provision                           $(1,150)    $   536     $   927
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

NOTE J: EARNINGS PER SHARE

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             -------------------------------
                                                              2000        1999        1998
                                                             -------     -------     -------
                                                                      (IN THOUSANDS)
        Numerator:
          Net earnings (loss)                                $(2,841)    $    10     $   126
          Dividends on preferred shares of subsidiary             (3)         (7)        (12)
                                                             -------     -------     -------

        Numerator for basic earnings (loss) per share        $(2,844)    $     3     $   114
                                                             =======     =======     =======

        Numerator for diluted earnings (loss) per share      $(2,844)    $     3     $   114
                                                             =======     =======     =======

        Denominator:
        Weighted average shares outstanding                    4,324       4,633       5,275

        Dilutive effect of stock options                          --           8           7
                                                             -------     -------     -------
        Denominator for diluted earnings (loss) per share      4,324       4,641       5,282
                                                             =======     =======     =======

        A total of 699,500 options in 2000, 452,500 options in 1999, and 288,500 options in 1998 were excluded from the computation of diluted earnings per share because either (1) the options' exercise price was greater than the average market price of the common shares, or (2) the inclusion of the options in 2000 would have been antidilutive because the Company experienced a net loss in that year.

NOTE K: ACCRUED LIABILITIES

        Accrued liabilities consist of the following at December 31:

                                                     2000          1999
                                                    ------        -------
                                                       (IN THOUSANDS)
             Payroll and related benefits           $  597        $   484
             Rent                                      263            162
             Income and other taxes                    450            608
             Other                                   1,113            796
                                                    ------        -------
                                                    $2,423        $ 2,050
                                                    ======        =======

NOTE L: FINANCIAL INSTRUMENTS

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. Investments in affiliates consist of securities for which a reasonable estimate of fair value could not be made as no quoted market prices for the securities exist and the costs of determining fair value would be excessive. As of December 31, 2000, the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities, is less than the carrying value by approximately $87,000.

NOTE M: SIGNIFICANT CONCENTRATIONS

        The Company's ability to satisfy demand for its products may be limited by the availability of those products from the Company's suppliers. In 1995 the Company entered into a multi-year supply agreement with Airxcel, Inc. (formerly Recreational Vehicle Products, Inc.), which manufactures air conditioners under the Coleman(R) brand name. Airxcel is the Company's principal supplier of these products, the sales of which accounted for approximately 12%, 13% and 17% of the Company's net sales in 2000, 1999 and 1998, respectively.

NOTE N: OTHER INCOME

    Other income in 2000 consists primarily of the price at which we sold one of our proprietary product lines to a supplier that has agreed to supply us with products from that product line and products from its other product lines in the future. The sales price was $1,078,000, of which $400,000 was paid in cash and the remaining $678,000 is to be paid in 2001 and 2002 pursuant to a promissory note issued to us by that supplier.

SCHEDULE II

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        December 31, 1998, 1999 and 2000

                                        BALANCE AT                                 BALANCE AT
                                       BEGINNING OF                                  END OF
               DESCRIPTION                PERIOD       ADDITIONS   DEDUCTIONS(1)     PERIOD
               -----------             ------------    ---------   -------------   ----------
     Allowance for doubtful accounts:
     Year Ended December 31, 1998       $1,080,000     $209,000      $399,000      $  890,000
     Year Ended December 31, 1999       $  890,000     $259,000      $259,000      $  890,000
     Year Ended December 31, 2000       $  890,000     $830,000      $680,000      $1,040,000


     ------------
     (1) Write-off of doubtful accounts against the allowance and recoveries.

                                                       BALANCE AT                                  BALANCE AT
                                                      BEGINNING OF                                   END OF
                 DESCRIPTION                             PERIOD       ADDITIONS    DEDUCTIONS(1)     PERIOD
                 -----------                          ------------    ---------    -------------   ----------
   Allowance for obsolete or slow-moving inventory:
   Year Ended December 31, 1998                        $1,477,000     $334,000       $247,000      $1,564,000
   Year Ended December 31, 1999                        $1,564,000     $508,000       $423,000      $1,649,000
   Year Ended December 31, 2000                        $1,649,000     $582,000       $501,000      $1,730,000

   ------------

   (1) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.


                                                      BALANCE AT                                    BALANCE AT
                                                     BEGINNING OF                                     END OF
                  DESCRIPTION                           PERIOD        ADDITIONS    DEDUCTIONS(1)      PERIOD
                  -----------                        ------------     ---------    -------------    ----------

   Valuation allowance for deferred tax assets:
   Year Ended December 31, 1998                        $ 60,000        $46,000        $ 6,000        $100,000
   Year Ended December 31, 1999                        $100,000        $12,000        $24,000        $ 88,000
   Year Ended December 31, 2000                        $ 88,000        $    --        $13,000        $ 75,000

   ------------

   (1) Net operating loss carryforwards used or expired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for information concerning the Company's executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 2001 for the Company's annual shareholders' meeting.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by Item 11 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 2001 for the Company's annual shareholders' meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by Item 12 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 2001 for the Company's annual shareholders' meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        The information required by Item 13 is incorporated herein by reference from the Company's definitive proxy statement expected to be filed with the Commission on or before April 30, 2001 for the Company's annual shareholders' meeting.

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

                     Nonqualified Stock Option Plan - 1987               Exhibit 10.32
                     1993 Stock Option and Incentive Plan, as amended    Exhibit 10.31
                     1997 Employee Stock Purchase Plan                   Exhibit 10.35
                     1999 Employee Stock Option Plan                     Exhibit 10.36

       (b)   Current Reports on Form 8-K.

                The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2001

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

   Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire and Sandra A. Knell, and either of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

             SIGNATURE                                 TITLE                                  DATE
             ---------                                 -----                                  ----
/s/ THOMAS R. MCGUIRE                     Chairman of the Board of Directors,             March 29, 2001
-----------------------------------       Chief Executive Officer and Director
    Thomas R. McGuire


        /s/ SANDRA A. KNELL               Executive Vice President (Principal             March 29, 2001
-----------------------------------       Financial and Principal Accounting Officer)
            Sandra A. Knell


       /s/ ROBERT S. THROOP               Director                                        March 29, 2001
-----------------------------------
          Robert S. Throop


                                          Director                                        March   , 2001
-----------------------------------
             John W. Casey


        /s/ BEN A. FRYDMAN                Director                                        March 29, 2001
-----------------------------------
            Ben A. Frydman

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER                      DESCRIPTION OF EXHIBITS
     -------                     -----------------------
      3.1A      Certificate of Incorporation of the Company as filed with the
                Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the
                Company's Definitive Proxy Statement dated and filed with the
                SEC on July 3, 1997)

      3.2 Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

     10.18      Agreement of Purchase and Sale dated June 25, 1985, between
                Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company's Current
                Report on Form 8-K dated June 28, 1985.)

     10.31 1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form
                S-8 (File No. 33-64582) filed with the SEC on June 17, 1993.)

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

     10.36      1999 Stock Incentive Plan (Incorporated by reference to Exhibit
                10.36 to the Company's Annual Report on Form 10K for the year ended December 31, 2000).

     10.37 Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company's predecessor ("Coast California") pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

     21         Subsidiaries.

     23.1       Consent of Grant Thornton LLP, Independent Certified Public
                Accountants, re Consolidated Financial Statements of The Coast
                Distribution System, Inc.

     24         Power of Attorney - Included on Signature Page.