Form 10-K/A
period 2000-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2001-04-26
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2000

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

                         Commission File Number: 1-9511

                       THE COAST DISTRIBUTION SYSTEM, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Delaware                               94-2490990
         ------------------------                  -------------------
         (State of Incorporation)                   (I.R.S. Employer
                                                   Identification No.)

               350 Woodview Avenue, Morgan Hill, California 95037
               --------------------------------------------------
          (Address of principal executive offices, including zip code)
       Registrant's telephone number, including area code: (408) 782-6686

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 18, 2001, was approximately $1,972,000 (based upon the closing price for shares of the Registrant's Common Stock as reported by the American Stock Exchange for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

A total of 4,330,654 shares of the Registrant's Common Stock, par value $.001 per share, were outstanding on April 18, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Name                            Age            Position
         ----                            ---            --------
Thomas R. McGuire......................   57   Chairman of the Board, Chief Executive Officer and Director

Sandra A. Knell........................   43   Executive Vice President - Finance, and Chief Financial Officer and
                                               Secretary

David A. Berger........................   47   Executive Vice President -Marine Sales and Marketing

Stephen Bartolotta.....................   39   Executive Vice President - Strategic Planning

Dennis A. Castagnola...................   53   Executive Vice President - Sales

Ben A. Frydman.........................   54   Director

Robert S. Throop.......................   63   Director

John W. Casey..........................   57   Director

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

     David A. Berger served as Executive Vice President -Marketing from May 1988 until September 1993. Due to the growth of the Company's marine products business, in September 1993 the Company's marketing department was restructured into two separate departments, one for marine products and the other for R.V. products, and Mr. Berger was placed in charge of sales and marketing for the Company's marine products division. From August 1986 to May 1988, Mr. Berger was Senior Vice President - Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreation vehicle parts and accessories acquired by the Company in 1985.

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

     Ben A. Frydman has served as a director since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 2000. Mr. Frydman is also a director of Collectors Universe, Inc., a public traded company which is engaged in the business of providing grading and authentication and other value added services to collectors and dealers of rare coins and currencies, sportscards, vintage stamps and autographs and selling high end collectibles through multi-venue auctions and direct sales channels.

     Robert S. Throop has served as a director since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc. ("Anthem"), which is a national distributor of semiconductor and computer products. Mr. Throop is also a director of the Manitowoc Company and Azerity, both of which are privately owned businesses.

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

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by the Company, in each of the years in the three year period ended December 31, 2000, to the Company's Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2000 exceeded $100,000 (collectively, the "Named Officers"):


SUMMARY COMPENSATION TABLE

                                                                                                        LONG-TERM
                                                                   ANNUAL COMPENSATION              COMPENSATION AWARDS
                                                            -----------------------------------    SECURITIES UNDERLYING
              NAME AND PRINCIPAL POSITION                   YEAR        SALARY($)      BONUS(3)         OPTIONS (#)
              ---------------------------                   ----        ---------      --------    ---------------------

Thomas R. McGuire,                                          2000        $263,823       $   -0-                 -0-
  Chairman of the Board and Chief Executive Officer         1999         256,499           -0-              20,000
                                                            1998         248,276        20,000                 -0-

Sandra A. Knell                                             2000        $171,162       $   -0-              25,000
  Chief Financial Officer and Executive Vice President      1999         160,000           -0-              10,000
                                                            1998         143,366        13,500              50,000

Jeffrey R. Wannamaker (1)                                   2000        $172,693       $   -0-              25,000
  Executive Vice President and President                    1999         160,000           -0-              10,000
  of Distribution Division                                  1998         160,193        16,500              50,000

David A. Berger                                             2000        $128,462       $   -0-              12,500
  Executive Vice President - Marine Sales                   1999         114,039           -0-              10,000
  and Marketing                                             1998         112,116        10,000              20,000

Dennis A. Castagnola,                                       2000        $128,462       $   -0-              12,500
  Executive Vice President                                  1999         114,039           -0-              10,000
                                                            1998         112,116        10,000              20,000

Stephen Bartolotta (2)                                      2000        $143,269       $   -0-              75,000
  Executive Vice President Strategic Planning

----------------

(1)  Mr. Wannamaker left the Company's employ in March 2001.

(2)  Mr. Bartolotta joined the Company in 2000.

(3) The bonuses paid for 1998 were awarded under an annual incentive compensation plan.

OPTION GRANTS

     Set forth in the following table is information relating to the options that were granted to the Named Officers during the fiscal year ended December 31, 2000:

                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                                    OF
                                                                                         OPTIONS AT ASSUMED ANNUAL
                             NUMBER OF      PERCENT OF                                           RATES OF
                             SECURITIES    TOTAL OPTIONS                                STOCK PRICE APPRECIATION FOR
                             UNDERLYING    GRANTED TO ALL      EXERCISE                        OPTION TERM(6)
                              OPTIONS       EMPLOYEES IN        PRICE      EXPIRATION   ----------------------------
            NAME              GRANTED      FISCAL YEAR(4)    ($/SHARE)(5)     DATE           5%            10%
            ----             ----------    --------------    ------------  ----------   ---------       ------------

Thomas R. McGuire                  --           N/A               N/A           N/A       $   N/A       $    N/A
Sandra A. Knell(1)             25,000          16.7%            $2.06       2/28/10        32,000         82,000
Jeffrey R. Wannamaker(2)       25,000          16.7              2.06       2/28/10        32,000         82,000
David A. Berger(1)             12,500           8.3              2.06       2/28/10        16,000         41,000
Dennis A. Castagnola(1)        12,500           8.3              2.06       2/28/10        16,000         41,000
Stephen Bartolotta(3)          75,000          50.0              2.00       2/17/10        95,000        239,000

----------

(1) These options vest in three approximately equal annual installments of 33.3% of the shares covered by such options. To the extent not exercised, options terminate in the event of the optionee's cessation of employment with the Company.

(2) Due to the cessation of Mr. Wannamaker's employment, all of his options have terminated.

(3) Mr. Bartolotta's options vested in two equal annual installments of 37,500 shares each, on the date of grant and on the first anniversary of that date, respectively, and, to the extent not exercised, will terminate in the event of a cessation of his employment with the Company.

(4) The options shown in this table constitute all of the options granted to employees of the Company in 2000. Options to purchase 2,000 shares also were granted to each non-employee director in the year ended December 31, 2000.

(5) The exercise price of the shares subject to each option is equal to the per share price of the Company's common stock as reported on the American Stock Exchange on the date the option was granted. The exercise price may be paid in cash, in shares of the Company's Common Stock valued at fair market value on the date of exercise, or through a cashless exercise procedure.

(6) Potential realizable value of the shares subject to these options represents an estimate of the amounts that the Named Officers would realize from the exercise of the options and the sale of those shares at the end of the ten year term of those options. Those estimates of potential realizable value are arrived at by assuming that the market value of those shares will appreciate over their ten year term at annual compounded rates of 5% and 10%, respectively, and then deducting from those appreciated values the prices that the Named Officers would have to pay to exercise those options. However, this calculation is based on Securities and Exchange Commission requirements and is not our projection of future stock price growth or the future value of these options to the Named Officers. Accordingly, there is no assurance that the values that may be realized on exercise of such options will be at or near the values estimated in the table.

OPTION EXERCISES IN 2000

     No options were exercised by any of the Named Officers in 2000 and none of the options held by any of the Named Officers were "in-the-money" at December 31, 2000, on which date the closing price of the Company's common stock on the American Stock Exchange was $0.63 per share.

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

COMPENSATION COMMITTEE INTERLOCKS

     In fiscal 2000, the members of the Compensation Committee were Robert S. Throop and John W. Casey, each of whom is a non-employee director of the Company. No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company's Board of Directors or of its Compensation Committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Based on its review of copies of reporting forms and certifications of the Company's directors and executive officers, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors and executive officers in the year ended December 31, 2000 were satisfied, with the exception of year end Form 5s to report the grant of options to Mrs. Knell and Messrs. Wannamaker, Berger and Castagnola and to Messrs. Frydman, Throop and Casey, which were inadvertently filed two days late.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 18, 2001, information regarding the ownership of the Company's outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and the Named Officers of the Company and all directors and officers of the Company as a group.

                                        AMOUNT AND
   NAME AND ADDRESS                      NATURE OF              PERCENT
  OF BENEFICIAL OWNER             BENEFICIAL OWNERSHIP(1)       OF CLASS
  -------------------             -----------------------       --------

Thomas R. McGuire                         720,329(2)              16.3%
   350 Woodview Avenue
   Morgan Hill, CA  95037
Dimensional Fund Advisors Inc.            388,100(3)               9.0%
   1299 Ocean Avenue
   Santa Monica, CA  90401
Ben A. Frydman                             17,000(4)                *
Robert S. Throop                           19,000(4)                *
John W. Casey                              13,000(4)                *
Sandra A. Knell                           138,132(5)               3.1%
David A. Berger                            96,166(5)               2.2%
Stephen Bartolotta                         75,000(5)               1.7%
Dennis A. Castagnola                       54,329(5)               1.2%
All directors and officers              1,132,956(6)              23.8%
   as a group (8 persons)

----------

 *   Less than 1%.

(1) Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2) Does not include an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire's adult children, as to which Mr. McGuire disclaims beneficial ownership. Includes 76,250 shares subject to outstanding stock options exercisable during the 60-day period ending June 18, 2001.

(3) In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., an investment advisor registered under Section 201 of the Investment Advisors Act of 1940 ("DFA") reported that it possesses voting and/or investment power over these shares. According to that report, these shares are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and certain commingled group trusts and separate accounts for which DFA serves as investment manager. DFA has disclaimed beneficial ownership of all such shares.

(4) Includes shares subject to outstanding stock options, as follows: Mr. Frydman -- 16,000 shares; Mr. Throop -- 14,000 shares; and Mr. Casey - 6,000 shares.

(5) Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 18, 2001, as follows: Ms. Knell -- 110,167 shares; Mr. Berger -- 77,835 shares; Mr. Bartolotta -- 75,000 shares; and Mr. Castagnola -- 48,585 shares.

(6) Includes 423,837 shares subject to outstanding stock options exercisable during the 60-day period ending June 18, 2001.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   April 26, 2001                      THE COAST DISTRIBUTION SYSTEM, INC.


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

               SIGNATURE                                                TITLE                                    DATE
               ---------                                                -----                                    ----

         /s/ THOMAS R. MCGUIRE*                   Chairman of the Board of Directors, Chief Executive       April 26, 2001
--------------------------------------------      Officer and Director
             Thomas R. McGuire


         /s/ SANDRA A. KNELL                      Executive Vice President (Principal Financial and         April 26, 2001
--------------------------------------------      Principal Accounting Officer)
             Sandra A. Knell


         /s/ ROBERT S. THROOP*                    Director                                                  April 26, 2001
--------------------------------------------
             Robert S. Throop


                                                  Director                                                  April , 2001
--------------------------------------------
             John W. Casey


         /s/ BEN A. FRYDMAN*                      Director                                                  April 26, 2001
--------------------------------------------
             Ben A. Frydman


*By:     /s/ SANDRA A. KNELL                                                                                April 26, 2001
     ---------------------------------------
             Sandra A. Knell,
             Attorney-in-Fact