Form 10-Q
period 2001-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2001-05-11
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FORM 10-Q
(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended   March 31, 2001
                                          -------------------------------------

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                                 (408) 782-6686
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                        4,368,164 shares of Common Stock
                                as of May 7, 2001

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                      March 31, 2001 and December 31, 2000



                                                                        MARCH 31,           DECEMBER 31,
                                                                           2001                2000
                                                                       (UNAUDITED)           (AUDITED)
                                                                       -----------          -----------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                 $    454             $    539
   Accounts receivable - net                                              32,092               12,996
   Inventories                                                            32,943               33,343
   Other current assets                                                    4,162                4,089
                                                                        --------             --------
        Total current assets                                              69,651               50,967
PROPERTY, PLANT, AND EQUIPMENT - NET                                       3,890                4,139
OTHER ASSETS                                                               8,734                8,784
                                                                        --------             --------
                                                                        $ 82,275             $ 63,890
                                                                        ========             ========

                                  LIABILITIES

CURRENT LIABILITIES
   Current maturities of long-term obligations                          $  1,758             $  1,763
   Accounts payable - trade                                               17,251                6,138
   Other current liabilities                                               3,066                2,423
                                                                        --------             --------
        Total current liabilities                                         22,075               10,324
LONG-TERM OBLIGATIONS
   Secured note payable to bank                                           30,846               23,892
   Other long-term liabilities                                             1,432                1,461
                                                                        --------             --------
                                                                          32,278               25,353
REDEEMABLE PREFERRED STOCK OF                                                 --                   48
SUBSIDIARY

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value; authorized: 5,000,000                    --                   --
       shares; none issued and outstanding
   Common stock, $.001 par value; authorized: 20,000,000
      shares; 4,368,164 and 4,330,654 issued as of March 31,
      2001 and December 31, 2000, respectively:                           16,824               16,800
   Accumulated other comprehensive income (loss)                            (868)                (650)
   Retained earnings                                                      11,966               12,015
                                                                        --------             --------
        Total stockholders equity                                         27,922               28,165
                                                                        --------             --------
                                                                        $ 82,275             $ 63,890
                                                                        ========             ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                        -----------------------------
                                                          2001                  2000
                                                        --------             --------
Net sales                                               $ 37,855             $ 43,872
Cost of sales, including distribution costs               31,502               35,758
                                                        --------             --------
    Gross profit                                           6,353                8,114
Selling, general and administrative expenses               5,782                6,598
                                                        --------             --------
    Operating income                                         571                1,516
Other income (expense)
  Interest                                                  (662)                (722)
  Other                                                       15                   (9)
                                                        --------             --------
                                                            (647)                (731)
                                                                             --------
    Income (loss) before income taxes                        (76)                 785
Income tax provision (benefit)                               (28)                 372
                                                        --------             --------
       NET EARNINGS (LOSS)                              $    (48)            $    413
                                                        ========             ========
Earnings (loss) per common share:
  Basic                                                 $   (.01)            $    .10
                                                        ========             ========
  Diluted                                               $   (.01)            $    .10
                                                        ========             ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                   -----------------------------
                                                                                     2001                 2000
                                                                                   --------             --------
                                                                                            (UNAUDITED)
Cash flows from operating activities:
     Net income (loss)                                                             $    (48)            $    413
     Adjustments to reconcile net earnings to net
       cash used in operating activities
       Depreciation and amortization                                                    301                  333
       Changes in assets and liabilities:
         Increase in accounts receivable                                            (19,096)             (25,347)
         Decrease (increase) in inventories                                             400               (2,789)
         Increase in prepaids and other current assets                                  (73)                (356)
         Increase in accounts payable                                                11,113               11,949
         Increase (decrease) in accrueds, and other current liabilities                 643                  370
                                                                                   --------             --------
            Total adjustments                                                        (6,712)             (15,840)
                                                                                   --------             --------
            Net cash used in operating activities                                    (6,760)             (15,427)
Cash flows from investing activities:
     Capital expenditures                                                               (77)                (385)
     Decrease in other assets                                                            75                   89
                                                                                   --------             --------
           Net cash used in investing activities                                         (2)                (296)
Cash flows from financing activities:
     Net borrowings under line-of-credit agreement                                    7,370               15,670
     Net repayments of other long-term debt                                            (451)                 (51)
     Issuance of Common Stock pursuant to Employee Stock
       Option and Purchase Plan                                                          24                   49
     Redemption of redeemable preferred stock of subsidiary                             (48)                 (52)
                                                                                   --------             --------
           Net cash provided by financing activities                                  6,895               15,616
Effect of exchange rate changes on cash                                                (218)                  (4)
                                                                                   --------             --------
     NET DECREASE IN CASH                                                               (85)                (111)
Cash beginning of period                                                                539                  641
                                                                                   --------             --------
Cash end of period                                                                 $    454             $    530
                                                                                   ========             ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

2. The Company's business is seasonal and its results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" elsewhere in this Report.

3. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At March 31, 2001, 758,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

        The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2000 are as follows:


       YEAR ENDING
       DECEMBER 31,        EQUIPMENT         FACILITIES            TOTAL
       ------------        ---------         ----------            -----
                                     (DOLLARS IN THOUSANDS)
            2001            $   342            $ 2,745            $ 3,087
            2002                332              2,489              2,821
            2003                300              2,401              2,701
            2004                 50              1,631              1,681
            2005                 --                838                838
      Thereafter                 --              3,458              3,458
                            -------            -------            -------
                            $ 1,024            $13,562            $14,586
                            =======            =======            =======

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Geographic net sales for the three months ended March 31 are as follows:

                                                   2001             2000
                                                -----------      -----------
                    USA ............            $30,456,000      $34,673,000
                    Canada .........              7,390,000        9,199,000
                    Other ..........                  9,000               --
                                                -----------      -----------
                                                $37,855,000      $43,872,000
                                                ===========      ===========

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

RESULTS OF OPERATIONS

        Net Sales. Net sales declined by $6,017,000 or 13.7% in the first quarter of 2001 as compared to the corresponding period in 2000. We believe that this decline, which began in the second quarter of 2000, was primarily attributable to increases in gasoline prices, weakening economic conditions and the downturn in the stock market, which adversely affected consumer confidence, causing a decrease in both the usage and purchase of recreational vehicles that led our customers to reduce their purchases of the products we sell.

        Gross Margin. Our gross margin declined to 16.8% of net sales in the three months ended March 31, 2001 from 18.5% in the same quarter of 2000. This decline was due to increased labor and shipping costs associated with the implementation of our new inventory management system, the adverse effect of lower sales volume on fixed costs and the deflation of the Canadian dollar.

        Selling, General and Administrative Expenses. Our selling, general and administrative expenses decreased 12.4% or $816,000 to $5,782,000 in the first quarter of 2001 from $6,598,000 in the first quarter of 2000. This decrease was primarily the result of reductions in selling and marketing expenses. Also contributing to this decrease were lower general and administrative labor expenses, because during the first quarter of 2000 we incurred additional labor costs to implement our new computer system.

        Nearly all of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

        Operating Income. The decline in operating income during the first quarter of 2001 was due to the combined effects of the decreases in sales and gross margin, which more than offset the reductions in selling, general and administrative expenses.

        Interest Expense. Interest expense decreased by $60,000, or 8%, in the first quarter of 2001, as compared to 2000. This decrease was the result of reductions in average long-term borrowings outstanding during the first three months of 2001, which were achieved primarily as a result of our inventory management program. We will continue to rely on borrowings to fund a substantial portion of our working capital requirements and future growth and, as a result, we anticipate that interest will continue to be a significant expense for us.

        Income Taxes. Our effective tax rate and, therefore, also the provision we make for income taxes, are affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our working capital requirements primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. We have also obtained a $3,750,000 term loan from the bank from which we obtained our revolving credit facility. Under the terms of the revolving credit facility we may borrow up to the lesser of (i) $35,000,000 with a seasonal increase to $45,000,000 between March 1 and June 20 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory (the "borrowing base"), which are in addition to the outstanding balance of the term loan. Interest on the revolving credit facility is payable at the bank's prime rate plus 75 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 250 basis points. Interest on the term loan is payable at the bank's prime rate plus 125 basis points or at the bank's LIBOR rate, plus 300 basis points.

        At May 7, 2001, outstanding borrowings under the revolving credit facility and the term loan totaled $37,950,000. Borrowings under the credit facility and term loan are secured by substantially all of the Company's assets and rank senior in priority to other indebtedness of the Company. Both the revolving credit facility and term loan mature in May 2003.

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

        Because our business is seasonal, our inventories, accounts payable and bank borrowings typically increase between the beginning and end of the first quarter of each year. However, as a result of the implementation of our new inventory management program, those increases during the first quarter of 2001 were not as great as they were in previous years. In fact, we were able to reduce our inventories by $400,000 during the first quarter of 2001 as compared to an increase of $2,789,000 in the first quarter of 2000; and our accounts payable and credit facility borrowings increased by $11,113,000 and $7,370,000, respectively, during the first quarter of 2001, as compared to increases of $11,949,000 and $15,670,000, respectively, during the first quarter of 2000.

        Capital expenditures, primarily for computer enhancements and warehouse equipment, were $77,000 in the first quarter of 2001 and $385,000 in the corresponding quarter of 2000.

        We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company's Interim Condensed Consolidated Financial Statements included elsewhere in this report.

SEASONALITY AND INFLATION

        Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year. Because a substantial portion of our expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in the months when sales are lower.

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

        In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of March 31, 2001, we had outstanding $32.5 million under our revolving credit facility.

        We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 2001, there were no such agreements outstanding.

        Approximately 20% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

FORWARD-LOOKING STATEMENTS

        This Report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. That Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information. Forward-looking statements are estimates of, or expectations or beliefs regarding our future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the effect on future performance of changing product supply relationships in our industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that we sell. For information concerning such factors and risks, see the foregoing discussion in this section of this Report entitled, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the Section entitled "Certain Factors That Could Affect Future Performance" in our Annual Report on Form 10K for the fiscal year ended December 31, 2000 that was filed with the Securities and Exchange Commission in March 2001. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

        We undertake no obligation to update, revise or correct any of the forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a)     Exhibits.

                Exhibit 11.1 -- Computation of Earnings (Loss) Per Share for the quarter ended March 31, 2001 and 2000.

        (b)     Reports on Form 8-K:

                None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 8, 2001                    THE COAST DISTRIBUTION SYSTEM, INC.

                                        By:  /s/ SANDRA A. KNELL
                                             ----------------------------------
                                             Sandra A. Knell
                                             Executive Vice President and
                                             Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
 11.1 Computation of Income (Loss) Per Share for the Quarter ended March 31, 2001 and 2000