Form 10-Q
period 2001-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2001-08-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    FORM 10-Q
    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _____________ to _____________

                          Commission File Number 1-9511
--------------------------------------------------------------------------------

                       THE COAST DISTRIBUTION SYSTEM, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  DELAWARE                               94-2490990
--------------------------------------------       -----------------------
        (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)             Identification Number)

350 Woodview Avenue, Morgan Hill, California                95037
--------------------------------------------       -----------------------
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

                        4,366,880 shares of Common Stock
                               as of July 31, 2001

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                       June 30, 2001 and December 31, 2000

                                                                                  JUNE 30,      DECEMBER 31,
                                                                                    2001            2000
                                                                                 -----------    ------------
                                                                                 (UNAUDITED)      (AUDITED)
                                             ASSETS

CURRENT ASSETS
   Cash                                                                            $    910       $    539
   Accounts receivable -- net                                                        26,961         12,996
   Inventories                                                                       37,180         33,343
   Other current assets                                                               4,138          4,089
                                                                                   --------       --------
     Total current assets                                                            69,189         50,967

PROPERTY, PLANT, AND EQUIPMENT -- NET                                                 3,904          4,139
OTHER ASSETS                                                                          8,147          8,784
                                                                                   --------       --------
                                                                                   $ 81,240       $ 63,890
                                                                                   ========       ========
                                            LIABILITIES

CURRENT LIABILITIES
   Current maturities of long-term obligations                                     $    110       $  1,763
   Accounts payable -- trade                                                         15,471          6,138
   Other current liabilities                                                          2,369          2,423
                                                                                   --------       --------
     Total current liabilities                                                       17,950         10,324

LONG-TERM OBLIGATIONS
   Secured note payable to bank                                                      34,501         23,892
   Other long-term liabilities                                                        1,444          1,461
                                                                                   --------       --------
                                                                                     35,945         25,353

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                                                 --             48

SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value: 5,000,000 shares authorized and
     none issued and outstanding                                                         --             --
   Common stock, $.001 par value: 20,000,000 shares authorized; 4,366,880 and
     4,330,654 issued as of June 30, 2001 and December 31, 2000, respectively        16,823         16,800
   Accumulated other comprehensive income (loss)                                       (710)          (650)
   Retained earnings                                                                 11,232         12,015
                                                                                   --------       --------
                                                                                     27,345         28,165
                                                                                   --------       --------
                                                                                   $ 81,240       $ 63,890
                                                                                   ========       ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                 ----------------------      ----------------------
                                                   2001          2000          2001          2000
                                                 --------      --------      --------      --------
Net sales                                        $ 40,273      $ 46,940      $ 78,128      $ 90,812
Cost of sales, including distribution costs        34,463        39,720        65,969        75,478
                                                 --------      --------      --------      --------
      Gross profit                                  5,810         7,220        12,159        15,334
Selling, general and administrative expenses        6,153         6,664        11,935        13,262
                                                 --------      --------      --------      --------
      Operating income (loss)                        (343)          556           224         2,072
Other income (expense)
  Interest                                           (711)         (908)       (1,373)       (1,630)
  Other                                                32         1,119            48         1,110
                                                 --------      --------      --------      --------
                                                     (679)          211        (1,325)         (520)
                                                 --------      --------      --------      --------
      Income (loss) before income taxes            (1,022)          767        (1,101)        1,552
Income tax provision (benefit)                       (289)          456          (318)          828
                                                 --------      --------      --------      --------
      NET INCOME (LOSS)                          $   (733)     $    311      $   (783)     $    724
                                                 ========      ========      ========      ========
Income (loss) per common Share:
  Basic                                          $   (.17)     $    .07      $   (.18)     $    .17
                                                 ========      ========      ========      ========
  Diluted                                        $   (.17)     $    .07      $   (.18)     $    .17
                                                 ========      ========      ========      ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)

                            Six months ended June 30,
                                   (Unaudited)

                                                                              2001       2000
                                                                            --------   --------
Cash flows from operating activities:
     Net income (loss)                                                      $   (783)  $    724
     Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       Depreciation and amortization                                             645        678
       Changes in assets and liabilities:
         Increase in accounts receivable                                     (13,965)   (15,923)
         Increase in inventories                                              (3,837)    (1,142)
         (Increase) decrease in prepaids and other current assets                (49)     1,152
         Increase in accounts payable                                          9,333      7,923
         Increase (decrease) in accrueds, and other current liabilities          (54)       473
                                                                            --------   --------
            Total adjustments                                                 (7,927)    (6,839)
                                                                            --------   --------
            Net cash used in operating activities                             (8,710)    (6,115)

Cash flows from investing activities:
     Capital expenditures                                                       (154)      (677)
     Decrease  in other assets                                                   381        278
                                                                            --------   --------
           Net cash (used in) provided by investing activities                   227       (399)

Cash flows from financing activities:
     Net borrowings under line-of-credit agreement                             8,942      6,955
     Net repayments of other long-term debt                                       (3)      (162)
     Issuance of Common Stock pursuant to Employee
        Stock Option and Stock Purchase Plans                                     23         49
     Redemption of redeemable preferred stock of subsidiary                      (48)       (53)
     Dividends on redeemable preferred stock of subsidiary                        --         (2)
                                                                            --------   --------
           Net cash provided by financing activities                           8,914      6,787
Effect of exchange rate changes on cash                                          (60)      (111)
                                                                            --------   --------
     NET INCREASE IN CASH                                                        371        162
Cash beginning of period                                                         539        641
                                                                            --------   --------
Cash end of period                                                          $    910   $    803
                                                                            ========   ========

        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the three and six months ended June 30, 2001 and 2000. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

     2. The Company's business is seasonal and its results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Seasonality and Inflation" in Item 2 of Part I of this Report.

     3. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At June 30, 2001, 751,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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

         The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2000 are as follows:

          YEAR ENDING
          DECEMBER 31,        EQUIPMENT    FACILITIES       TOTAL
          ------------        ---------    ----------      -------
                                     (DOLLARS IN THOUSANDS)

             2001               $ 342        $ 2,745       $ 3,087
             2002                 332          2,489         2,821
             2003                 300          2,401         2,701
             2004                  50          1,631         1,681
             2005                  --            838           838
           Thereafter              --          3,458         3,458
                                -----        -------       -------
                                $1,024       $13,562       $14,586
                                ======       =======       =======

     5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Geographic net sales for the six months ended June 30, 2001 are as follows:

              USA.................................      $63,821,000
              Canada .............................       14,293,000
              Other ..............................           14,000
                                                        -----------
                                                        $78,128,000
                                                        ===========

     6. New Accounting Standards. In June 2001, the Financial Accounting Standards Board (the "FASB") adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at June 30, 2001, is goodwill with a net carrying value of $5,971,000. Beginning with our fiscal year ending December 31, 2002, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $450,000 per year, and we will be required to assess our goodwill for impairment based on the new standards established by SFAS 142. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of June 30, 2001. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge to our earnings in fiscal 2002.

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

Results of Operations

         Net Sales. Net sales declined by $6,667,000 or 14.2% in the second quarter of 2001 as compared to the corresponding period in 2000. For the six months ended June 30, 2001, net sales declined by $12,684,000 or 14.0% as compared to the same period in 2000. We believe that these declines were primarily attributable to (i) decreases in the usage and purchases of RVs and boats, due primarily to a decline in consumer confidence about the economy, higher gasoline prices and adverse weather conditions, and (ii) temporary disruptions in our product supply chain due to the implementation of a new inventory management system within the Company that is designed to improve service to our customers and lower our costs of operations once that system is fully operational.

         Gross Margin. Our gross margin declined to 14.4% of net sales in the three months ended June 30, 2001 from 15.4% in comparable quarter of 2000. For the six month period ended June 30, 2001 our gross margin declined to 15.6% of net sales from 16.9% in the prior year. These declines were due primarily to increased labor and shipping costs associated with the implementation of our new inventory management system and the adverse effect of lower sales volume on fixed costs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased in the quarter and six months ended June 30, 2001 by $511,000, or 7.7%, and $1,327,000, or 10.0%, respectively, as compared to the respective corresponding periods of 2000. These decreases were primarily the result of reductions in selling expenses and general and administrative labor. General & administrative labor declined during the first six months of 2001 as compared to 2000 in large part because, during 2000, we incurred additional labor costs to implement our new computer system. Despite the decreases in the dollar amount of these expenses, as a percentage of net sales, these expenses increased during the quarter and six month periods ended June 30, 2001 largely due to the fact that the declines in net sales exceeded the percentage decline in these expenses.

         Nearly all of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our Canadian operations to the extent that they directly benefit from the expenses incurred.

         Operating Income. The decline in operating income in 2001 in the quarter and six months ended June 30, 2001, as compared to the corresponding periods of 2000, were due to the combined effects of the decreases in sales and gross margin, which more than offset the savings experienced from the reduction in selling, general and administrative expenses.

         Interest Expense. Interest expense declined by $197,000, or 22%, and by $257,000, or 16%, in the quarter and six months ended June 30, 2001, from the corresponding periods of 2000. These declines were attributable primarily to decreases in prevailing interest rates and, to a lesser extent, a reduction in our average long-term borrowings outstanding during the first six months of 2001. We will continue to rely on borrowings to fund a substantial portion of our working capital requirements and future growth and, as a result, it anticipates that interest will continue to be a significant expense for us.

         Income Taxes. Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries and affiliates.

Liquidity and Capital Resources

         We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of the revolving credit facility, which expires in May 2003, we may borrow up to the lesser of (i) $30,000,000 with seasonal adjustments up to $40,000,000, or (ii) an amount equal to 80% of eligible accounts receivable and 60% of eligible inventory (the "borrowing base"). Interest on the revolving credit facility is payable at the bank's prime rate plus 125 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 300 basis points.

         At August 7, 2001, outstanding borrowings under our bank credit facility totaled $29,400,000. Our bank borrowings are secured by substantially all of the Company's assets.

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

         Capital expenditures, primarily for computer enhancements and warehouse equipment, were $154,000 in the first six months of 2001 and $677,000 in the corresponding period of 2000 during which we incurred expenditures for the acquisition, configuration and installation of a new computer system.

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

         In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of June 30, 2001, we had outstanding $34.5 million under our revolving credit facility.

         We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2001, there were no such agreements outstanding.

         Approximately 20% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

                           --------------------------

FORWARD LOOKING INFORMATION AND UNCERTAINTIES REGARDING FUTURE PERFORMANCE

         This Report, including the Section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains statements regarding our expectations or beliefs about our future financial performance (including statements concerning business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast in this Report due to a number of risks and uncertainties that can affect our business and operations. Those risks and uncertainties, include, but not limited to, the effect on future performance of changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that we sell. For information concerning such factors and risks, see the foregoing discussion in this section of this Report titled, "Management's Discussion and Analysis of Financial Condition and Results of Operation" and information contained in our Annual Report on Form 10K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

        (a) Exhibits.

            Exhibit 11.1 Computation of Earnings (Loss) Per Share for the quarter and six months ended June 30, 2001 and 2000.

        (b) Current Reports on Form 8-K

            None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001                  THE COAST DISTRIBUTION SYSTEM, INC.


                                        By: /s/ SANDRA A. KNELL
                                            ----------------------------
                                            Sandra A. Knell
                                            Executive Vice President and
                                            Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT                                                                PAGE
-------                                                                ----
Exhibit 11.1   Computation of Income (Loss) Per Share for
               the Quarter and Six Months ended June 30, 2001
               and 2000