Form 10-Q
period 2001-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2001-11-14
CIK 728303

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

FORM 10-Q
(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                to
                                               ---------------  ---------------


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

                        4,366,880 shares of Common Stock
                             as of November 8, 2001

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                    September 30, 2001 and December 31, 2000

                                                                         SEPTEMBER 30,    DECEMBER 31,
                                                                             2001            2000
                                                                         -------------    ------------
                                                                          (Unaudited)       (Audited)
                                     ASSETS

CURRENT ASSETS
   Cash                                                                    $    674         $    539
   Accounts receivable -- net                                                14,544           12,996
   Inventories                                                               30,894           33,343
   Other current assets                                                       4,178            4,089
                                                                           --------         --------
     Total current assets                                                    50,290           50,967

PROPERTY, PLANT, AND EQUIPMENT -- NET                                         2,212            4,139
OTHER ASSETS                                                                  7,967            8,784
                                                                           --------         --------
                                                                           $ 60,469         $ 63,890
                                                                           ========         ========

                                  LIABILITIES

CURRENT LIABILITIES
   Current maturities of long-term obligations                             $     84         $  1,763
   Accounts payable -- trade                                                  7,527            6,138
   Other current liabilities                                                  2,235            2,423
                                                                           --------         --------
     Total current liabilities                                                9,846           10,324

LONG-TERM OBLIGATIONS
   Secured note payable to bank                                              23,667           23,892
   Other long-term liabilities                                                  259            1,461
                                                                           --------         --------
                                                                             23,926           25,353

REDEEMABLE PREFERRED STOCK OF SUBSIDIARY                                         --               48

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value: 5,000,000 shares authorized and
    none issued and outstanding                                                 --               --
  Common stock, $.001 par value: 20,000,000 shares authorized;
    4,366,880 and 4,330,654 issued as of September 30, 2001 and
    December 31, 2000, respectively                                          16,823           16,800

  Accumulated other comprehensive loss                                         (904)            (650)
  Retained earnings                                                          10,778           12,015
                                                                           --------         --------
                                                                             26,697           28,165
                                                                           --------         --------
                                                                           $ 60,469         $ 63,890
                                                                           ========         ========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                   INTERIM CONDENSED STATEMENTS OF OPERATIONS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                                    ---------------------------         ---------------------------
                                                      2001               2000              2001              2000
                                                    ---------         ---------         ---------         ---------
Net sales                                           $  35,886         $  37,076         $ 114,014         $ 127,888
Cost of sales, including distribution costs            31,484            31,896            97,453           107,374
                                                    ---------         ---------         ---------         ---------
      Gross profit                                      4,402             5,180            16,561            20,514
Selling, general and administrative expenses            5,705             6,089            17,640            19,351
                                                    ---------         ---------         ---------         ---------
      Operating income (loss)                          (1,303)             (909)           (1,079)            1,163
Other income (expense)
   Interest                                              (542)             (719)           (1,915)           (2,350)
   Other                                                1,296                11             1,344             1,122
                                                    ---------         ---------         ---------         ---------
                                                          754              (708)             (571)           (1,228)
                                                    ---------         ---------         ---------         ---------
      Loss before income taxes                           (549)           (1,617)           (1,650)              (65)
Income tax provision (benefit)                            (95)             (660)             (413)              168
                                                    ---------         ---------         ---------         ---------
      NET LOSS                                      $    (454)        $    (957)        $  (1,237)        $    (233)
                                                    =========         =========         =========         =========

Loss per common share
   Basic                                            $    (.10)        $    (.22)        $    (.28)        $    (.05)
                                                    =========         =========         =========         =========
   Diluted                                          $    (.10)        $    (.22)        $    (.28)        $    (.05)
                                                    =========         =========         =========         =========


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

                    INTERIM CONDENSED CONSOLIDATED STATEMENTS
                                  OF CASH FLOWS
                             (Dollars in thousands)

                         Nine months ended September 30,
                                   (Unaudited)

                                                                            2001            2000
                                                                           -------         -------
Cash flows from operating activities:

  Net loss                                                                 $(1,237)        $  (233)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
   Depreciation and amortization                                               975           1,036
   Gain on sale of property and equipment                                   (1,163)             --
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (1,548)         (4,115)
     Inventories                                                             2,449           3,234
     Other current assets                                                      (89)            563
     Accounts payable                                                        1,389            (620)
     Other current liabilities                                                (188)            582
                                                                           -------         -------
      Total adjustments                                                      1,825             680
                                                                           -------         -------
        Net cash provided by operating activities                              588             447

Cash flows from investing activities:

  Proceeds from sale of property and equipment                               2,688              --
  Capital expenditures                                                        (366)           (836)
  Decrease in other assets                                                     610             345
                                                                           -------         -------
        Net cash (used in) provided by investing activities                  2,932            (491)

Cash flows from financing activities:

  Net borrowings (repayments) under line-of-credit agreement                (1,892)            740
  Repayments of other long-term debt                                        (1,214)           (232)
  Issuance of common stock pursuant to employee stock option and
     purchase plans                                                             23              49
  Redemption of redeemable preferred stock of subsidiary                       (48)           (103)
  Dividends on preferred stock of subsidiary                                    --              (1)
                                                                           -------         -------
        Net cash provided by (used in) financing activities                 (3,131)            453
Effect of exchange rate changes on cash                                       (254)           (200)
                                                                           -------         -------
        NET INCREASE IN CASH                                                   135             209
Cash beginning of period                                                       539             641
                                                                           -------         -------
Cash end of period                                                         $   674         $   850
                                                                           =======         =======


        The accompanying notes are an integral part of these statements.

              THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The accounting policies followed by the Company are set forth in Note A to the Company's financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2000.

2. The Company's business is seasonal and its results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. See "Management's Discussion & Analysis of Financial Condition and Results of Operations -- Seasonality and Inflation" in Item 2 of Part I of this Report.

3. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. At September 30, 2001, 751,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

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
                              ======         =======         =======

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Geographic net sales for the three and nine months ended September 30, 2001 are as follows:

                         THREE MONTHS ENDED       NINE MONTHS ENDED
                         SEPTEMBER 30, 2001       SEPTEMBER 30, 2001
                         ------------------       ------------------
                                        (IN THOUSANDS)
     United States             $30,339                  $  94,160
     Canada                      5,537                     19,829
     Other                          10                         25
                               -------                   --------
          Total                $35,886                   $114,014
                               =======                   ========

 6. New Accounting Standards. In June 2001, the Financial Accounting Standards Board adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchased method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Included in our assets at September 30, 2001 is goodwill with a net carrying value of $5,836,000. Beginning with our fiscal year ending December 31, 2002, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $450,000 per year, and we will be required to assess our goodwill for impairment based on the new standards established by SFAS No. 142. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of September 30, 2001. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge to our earnings in fiscal 2002.

7. Comprehensive Income (Loss). Comprehensive income or loss is comprised of the changes in stockholders equity for a reported period other than changes attributable to net income or loss or changes in the Company's capital stock during the reported period. Comprehensive losses for the three months ended September 30, 2001 and 2000 were $194,000 and $89,000, respectively, and for the nine months ended September 30, 2001 and 2000 were $254,000 and $200,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Factors Generally Affecting Sales of RV and Boating Products

        We believe that the Company is one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles ("RVs") and for boats in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers ("After-Market Customers"). Our sales are affected primarily by (i) usage of RVs and boats which affects the consumers' needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often "accessorize" their RVs and boats at the time of purchase.

        The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. Additionally, changes in the supply and in the prices of gasoline also can lead to changes, which sometimes are dramatic, in the usage and purchase of RVs and boats. Generally when gasoline is readily available and gasoline prices are declining, usage of RVs, in particular, and also of boats will increase; whereas, during periods marked by shortages in the supply of or increasing prices for gasoline, usage and also purchases of RVs and boats usually decline. Increases and decreases in interests rates also can affect the extent to which consumers purchase new RVs and boats. As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in gasoline prices and in interest rates, and unusually adverse weather conditions.

RESULTS OF OPERATIONS

        Net Sales. Net sales declined by $1,190,000 or 3% in the third quarter of 2001 as compared to the corresponding period in 2000. For the nine months ended September 30, 2001, net sales declined by $13,874,000 or 11% as compared to the nine months ended September 30, 2000. We believe that these declines were primarily attributable to (i) decreases in the usage and purchases of RVs and boats, due primarily to a decline in consumer confidence about the economy and adverse weather conditions, and (ii) temporary disruptions in our product supply chain due to the implementation of a new inventory management system within the Company that is designed to improve service to our customers and lower our costs of operations once that system is fully operational. During the first two quarters of the current fiscal year, rising gasoline prices also affected the usage of RVs and boats.

        The uncertainties created by the events of September 11, 2001, together with the continuing slowness in the economy, makes it difficult to make predictions concerning sales in future periods. However, gasoline prices have been declining in the current fiscal quarter and we believe that concerns about airline travel could lead to increased usage of RVs during the next few months, which could result in increases in purchases of the products we sell. However, adverse weather conditions, which is common in the fourth and first quarters of the calendar year, coupled with continuing weakness in the economy, may offset any positive effects on usage of RVs that may result from the declines in gasoline prices and in airline travel during the next few months.

        Gross Margin. Our gross margin declined to 12.3% of net sales in the three months ended September 30, 2001 from 14.0% in comparable quarter of 2000. For the nine month period ended September 30, 2001 our gross margin declined to 14.5% of net sales from 16.0% in the prior year. These declines were due primarily to increased labor associated with the implementation of our new inventory management system, the adverse effect of lower sales volume on fixed costs and the deflation of the Canadian dollar.

        Selling, General and Administrative Expenses. Our selling, general and administrative ("SG&A") expenses decreased in the quarter and nine months ended September 30, 2001 by $384,000, or 6.3%, and $1,711,000, or 8.8%, respectively, as compared to the respective corresponding periods of 2000. These decreases were the result of a cost-cutting program implemented during the year.

        Nearly all of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

        Operating Income. The declines in operating income in 2001 in the quarter and nine months ended September 30, 2001 were due to the combined effects of the decreases in sales and gross margin, which more than offset the reduction in selling, general and administrative expenses.

        Interest Expense. Interest expense declined by $177,000, or 25%, and by $435,000, or 19%, in the quarter and nine months ended September 30, 2001, from the corresponding periods of 2000. These declines were attributable primarily to decreases in prevailing interest rates and, to a lesser extent, a reduction in our average long-term borrowings outstanding during the first nine months of 2001. We will continue to rely on borrowings to fund a substantial portion of its working capital requirements and future growth and, as a result, we anticipate that interest will continue to be a significant expense for us.

        Other Income. Other income in the three and nine months ended September 30, 2001 was primarily attributable to the sale of the real property where our distribution center in Portland, Oregon is located. In the nine months ended September 30, 2000, other income was attributable to a one-time sale of one of certain related proprietary product lines to a recreational supplies manufacturer.

        Income Taxes. Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

        We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of the revolving credit facility, which expires in May 2003, we may borrow up to the lesser of (i) $30,000,000 with seasonal increases of up to $40,000,000 each year, or (ii) an amount equal to 80% of eligible accounts receivable and 60% of eligible inventory (the "borrowing base"). Interest on the revolving credit facility is payable at the bank's prime rate plus 125 basis points or, at the Company's option but subject to certain limitations, borrowings will bear interest at the bank's LIBOR rate, plus 300 basis points.

        At November 2, 2001, outstanding borrowings under the revolving credit facility totaled $23,465,000. Borrowings under the credit facility are secured by substantially all of our assets and rank senior in priority to other indebtedness of the Company.

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

        Cash from investing activities in the nine months ended September 30, 2001 was primarily attributable to the sale of the real property where our Portland, Oregon distribution center is located. We are leasing that facility from the new owner until January 2002, at which time we will be relocating that distribution center to a smaller facility in the Portland area.

        Capital expenditures, primarily for computer enhancements and warehouse equipment, were $366,000 in the first nine months of 2001 and $836,000 in the corresponding period of 2000, when we completed installation of a new computer system.

        We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company's Interim Condensed Consolidated Financial Statements included elsewhere in this report.

SEASONALITY AND INFLATION

        Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal and as a result sales usually are lower in the winter months than during other parts of the year. Lower sales, coupled with the fact that a substantial portion of our expenses are fixed, usually results in declines in our operating income and results of operations as compared to other periods and we rely more heavily on borrowings to fund operating requirements in those months.

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

FORWARD LOOKING STATEMENTS

        This Section, as well as other parts of this Report, contain statements regarding our expectations or beliefs about our future financial performance (including statements concerning business trends) that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Our actual financial results in future periods may differ, possibly materially, from those forecast in this Report due to a number of risks and uncertainties, including, but not limited to the effect on future performance of changing product supply relationships in the industry and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchases and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that we sell. In the past two months uncertainties that could adversely affect consumer spending in the future and, hence, purchases of the products that we sell, have increased due to the continuing weakness in the economy and the events of September 11, 2001.

        For additional information concerning these factors and risks, see the foregoing discussion regarding the factors that can affect our operating results contained above in this Section of this Report and information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 as filed with the Securities and Exchange Commission. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. Additionally we undertake no obligation to update or revise forward-looking statements contained in this Report or in our Annual Report on Form 10-K, whether as result of new information, future events or developments or otherwise.

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

        In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of September 30, 2001, we had outstanding $23.7 million under our revolving credit facility.

        We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 2001, there were no such agreements outstanding.

        Approximately 10% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

                           --------------------------

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our Annual Meeting of Stockholders was held on August 9, 2001. The only matter presented for a vote of the Stockholders at that Meeting was the election of one Class I Director for a term of three years. The candidate nominated by the Board of Directors, Robert S. Throop, was the only person nominated for election as a Class I Director at the Meeting and his election was uncontested. Set forth below is the name of that nominee and the number of votes cast for his election or and the number withheld. As the election was uncontested, there were no broker non-votes.

NOMINEE/DIRECTOR                       VOTES "FOR"     VOTES "WITHHELD"
----------------                       -----------     ----------------
Robert S. Throop                       3,600,356           242,522


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS


        (a)     Exhibits.

                Exhibit 11.1 Computation of Earnings (Loss) Per Share for the quarter and nine months ended September 30, 2001 and 2000.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2001                   THE COAST DISTRIBUTION SYSTEM, INC.


                                            By:  /s/ SANDRA A. KNELL
                                               ---------------------------------
                                               Sandra A. Knell
                                               Executive Vice President and
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

                                                                                  SEQUENTIALLY
EXHIBIT                                                                          NUMBERED PAGE
-------                                                                          -------------
Exhibit 11.1    Computation of Income (Loss) Per Share for the
                Quarter and Nine months ended September 30, 2001 and 2000