Form 10-K
period 2001-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2002-04-01
CIK 728303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______ to _____
Commission file number 1-9511

THE COAST DISTRIBUTION SYSTEM, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2490990 (I.R.S. Employer Identification No.)

350 Woodview Avenue, Morgan Hill, California (Address of principal executive offices)	95037 (Zip Code)

(408) 782-6686
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value, $.001 per share	American Stock Exchange

(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     As of March 15 ,2002, the aggregate market value of the Common Stock held by non-affiliates was approximately $4,385,000.

     As of March 15, 2002, a total of 4,366,880 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2002.

THE COAST DISTRIBUTION SYSTEM, INC.
ANNUAL REPORT ON FORM 10K
FOR THE YEAR ENDED DECEMBER 31, 2000

FORWARD LOOKING STATEMENTS

     Statements contained in this Annual Report on Form 10-K (the “Report”) that are not historical facts or that discuss our expectations or beliefs regarding our future operations or financial performance or trends in our business constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements are estimates of, or expectations or beliefs regarding our future operations and future financial performance that are based on current information and that are subject to a number of risks and uncertainties that could cause our actual operating results or financial condition in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statements Regarding Expectations About Our Future Financial Performance” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

PART I

ITEM 1. BUSINESS

GENERAL

     The Coast Distribution System, Inc. (which, for convenience, will be referred to in this Report as “we” or “us” or the “Company”), was incorporated in California in November 1977, and reincorporated in Delaware in April 1998. We believe that we are one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply more than 25,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note G to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada. The Company’s customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“After-Market Customers”), who resell the products they purchase from the Company, at retail, to consumers that own or use RVs and boats.

     We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers (“proprietary products”). These proprietary products are marketed by us under our own brand-names in competition with brand name products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for functionally equivalent brand name products. For additional information regarding our proprietary products, see the Section of this Part I of this Report entitled “PRODUCTS— Proprietary Products” below.

     In an effort to improve our customer service levels and optimize our inventory levels, in late 2000 we began the implementation of a new and ambitious inventory management and deployment program. This program, the development and implementation of which is now largely completed, is designed to enable us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, reduce our inventory levels and improve service levels to our customers. Our costs of doing business increased and service levels did suffer during the implementation phase of this program. However, we believe that this program will enable us to increase our gross margins through vendor price concessions and freight reimbursements, reduce our operating expenses and, at the same time improve the level and responsiveness of service that we are able to provide our customers. See “Business — Distribution” in this Part I. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of this Report.

     We utilize a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to us, and enables us to prepare and invoice most orders within 24 hours of receipt. We also have established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. We believe that the breadth of our product lines, the proprietary products we are able to offer to our customers, the computer integration of our operations, and our inventory deployment program distinguishes us from other distributors of RV and boating parts, supplies and accessories.

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

     The market for RV parts, supplies and accessories distributed by the Company includes both RV dealers and RV supply stores and service centers. The products that we sell include optional equipment and accessories, such as awnings, trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See “Business — Products.”

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

     Proprietary Products. We have introduced into the RV and boating Aftermarkets a number of proprietary products, which are manufactured specifically for us, generally on an exclusive basis, by a number of different independent manufacturers. The proprietary products, which are designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us, include trailer hitches, plastic wastewater tanks, vent lids and stabilizing jacks. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of distributors and into other markets. However, some of our proprietary products currently lack the same name brand recognition as the competitive products manufactured by traditional suppliers, which may have a limiting effect on unit sales of and on the prices that we are able to charge for our proprietary products. It also means that the costs of marketing the proprietary products generally is greater than for brand-name products, which somewhat offsets the margin advantage we gain on sales of our proprietary products.

MARKETING AND SALES

     Our Customers. Our customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent recreational vehicle supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 1999, 2000 or 2001.

     Our Customer Service Center and Computerized Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

     We also operate a national customer sales and service center, located in Northern California, through which our customers can obtain product information and place orders by telephone using our toll-free telephone numbers. With the exception of holidays, our customer sales and service center is operational for a total of 13 hours per day, Monday through Friday and is staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues. Currently, the number of customer calls handled by our national customer sales and service center, which can be accessed by virtually all of the Company’s customers in the United States and Canada, ranges from 2,000 to 6,000 per day and the customer service center has enabled the Company to improve customer service and at the same time reduce our selling expenses.

     Orders transmitted from customers either electronically or by telephone to the national customer sales and service center are input into our IBM AS 400 computer and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock. In addition, we offer to participating customers a “split shipment program” by which a customer’s order for a product that is not available from the Company’s distribution center closest to the customer, will be shipped to that customer from another of the Company’s distribution centers that has been pre-selected by that customer as a “back-up” distribution center, when that product is available at that back-up distribution center. One of the objectives of our new inventory management and deployment program is to improve our ability to fulfill customer orders from the distribution centers closest to the customer and thereby improve the level and reduce the cost of service to the customer. See “DISTRIBUTION” below.

DISTRIBUTION

     General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 15,000 recreational vehicle parts, supplies and accessories. In addition, our distribution centers stock, in varying quantities, up to approximately 10,000 boating and marine parts, supplies and accessories.

     We rely primarily on independent freight companies to ship our products to our customers.

     Inventory Management and Deployment Program. Over the past 18 months we have developed and have been implementing a new and ambitious inventory management and deployment program that involved an internal reorganization and a better integration of the operations of our distribution centers in the United States and Canada. This program, the development and implementation of which is now largely completed, is designed to enable us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, to reduce our inventory levels, and to provide greater flexibility to meet changing customer demands, with the overall objectives of improving service levels to our customers, improving our gross margins, and reducing freight costs and other costs of operations. The development and implementation of this program did cause some disruptions in our operations and increases in our costs. However, now that implementation is largely complete, we believe that the program will enable us to improve our service levels and will produce greater efficiencies and costs savings in our operations. See "MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" in Part II of this Report.

ARRANGEMENTS WITH MANUFACTURERS

     General. The products which we distribute are purchased from more than 500 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no guaranteed price or delivery agreements with manufacturers, including the manufacturers that manufacture proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, we obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture.

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the inability to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or (iii) decides to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. A termination of a sole source supply relationship could adversely affect the Company’s sales and operating income, possibly to a significant extent.

     No manufacturer or supplier of products to the Company accounted for more than 5% of the Company’s product purchases in 2001, 2000 or 1999, other than Airxcel, Inc. (“Airxcel”). Airxcel supplies the Company with its requirements for RV air conditioners sold under the Coleman® brand name, under a multi-year product supply agreement. In the years ended December 31, 2001, 2000, and 1999, the products supplied by Airxcel accounted for approximately 12%, 12% and 13%, respectively, of the Company’s net sales in those years.

     Manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

COMPETITION

     The Company faces significant competition. There are a number of national and regional distributors of recreational vehicle and boating parts, supplies and accessories that compete with the Company. There also are mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of recreational vehicle or boating parts, supplies and accessories that purchase such products directly from manufacturers. The mass merchandisers and national and regional chains compete directly with the RV and boating supply stores and service centers that purchase products from the Company. This competition affects both the volume of Company’s sales, and the prices it is able to charge for the products it sells, to RV and boating supply stores. Additionally, there is no assurance that changes in supply relationships or new alliances within the recreational or boating products industry will not occur that would further increase competition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this Report.

     The Company, like most of its competitors, competes on the basis of the quality, speed and reliability of its service, the breadth of its product lines and price. The Company believes that it is highly competitive in each of those areas.

EMPLOYEES

     At December 31, 2001, the Company had approximately 330 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company’s employees is represented by a labor union.

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

		Lease
	Square
Location	Footage	Expiration Date

Wilsonville, Oregon	57,000	December 31, 2006
Visalia, California	70,000	February 28, 2007
Fort Worth, Texas	90,670	April 30, 2004
San Antonio, Texas	27,300	April 30, 2003
Denver, Colorado	50,000	September 30, 2004
Elkhart, Indiana	109,000	December 31, 2005
Lancaster, Pennsylvania	64,900	February 29, 2004
Atlanta, Georgia	66,800	August 31, 2004
Tampa, Florida	53,100	September 30, 2003
Phoenix, Arizona	36,500	March 31, 2007
Salt Lake City, Utah	37,800	March 31, 2003
Albany, New York	52,500	April 30, 2004
Eau Claire, Wisconsin	36,000	October 31, 2004
Montreal, Quebec	40,715	January 1, 2010
Toronto, Ontario	34,020	December 1, 2006
Calgary, Alberta	30,750	December 1, 2003
Vancouver, British Columbia	22,839	June 1, 2005

     The Company’s executive offices are located in Morgan Hill, California, a suburb of San Jose, where it leases 26,000 square feet of office space. The Company’s address is 350 Woodview Avenue, Morgan Hill, California 95037 and its telephone number at that location is (408) 782-6686.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position

Thomas R. McGuire	58	Chairman of the Board and Chief Executive Officer
Sandra A. Knell	44	Executive Vice President — Finance and Chief Financial Officer and Secretary
David A. Berger	48	Executive Vice President — Marketing — Marine Products Division
Dennis A. Castagnola	54	Executive Vice President — Sales

     Set forth below is certain information regarding the Company’s executive officers.

     THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since the Company’s inception. From 1981 until August 1985 he also served as the Company’s Chief Financial Officer and Secretary.

     SANDRA A. KNELL. Mrs. Knell has been the Company’s Executive Vice President — Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP (formerly Alexander Grant & Co.). Mrs. Knell is a Certified Public Accountant.

     DAVID A. BERGER. Mr. Berger served as Executive Vice President - Marketing from May 1988 until September 1993. Due to the growth of the Company’s marine products sales, in September 1993 the Company’s marketing department was restructured into two separate departments, one for marine products and the other for RV products, and Mr. Berger was placed in charge of marketing for the Company’s marine products division. From August 1986 to May 1988, Mr. Berger was Senior Vice President Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories acquired by the Company in 1985.

     DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Executive Vice President — Sales in November 2000. From May 1994 through November 2000, he served as Senior Vice President — Proprietary Products, where he directed the Company’s proprietary products program. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company’s Portland, Oregon Distribution Center.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company’s shares of common stock are listed and trade on the American Stock Exchange under the trading symbol “CRV.”

     The following table sets forth for the calendar quarters indicated the range of the high and low sales prices per share of the Company’s common stock on the American Stock Exchange.

	HIGH	LOW

2001
First Quarter	$1.13	$0.56
Second Quarter	0.72	0.52
Third Quarter	0.75	0.37
Fourth Quarter	0.60	0.41
2000
First Quarter	$2.38	$1.88
Second Quarter	2.25	1.13
Third Quarter	1.75	1.00
Fourth Quarter	1.44	0.63

     On March 15, 2002 the closing price per share of the Company’s common stock on the American Stock Exchange was $1.20 and there were approximately 1,240 holders of record of the Company’s common stock.

DIVIDENDS AND SHARE REPURCHASES

     The Company has a policy of retaining earnings to support the growth of its business and, therefore, does not anticipate that any cash dividends will be paid in the foreseeable future. In addition, payment of cash dividends by the Company is restricted by its loan agreements. See Note C to the Company’s Consolidated Financial Statements.

     In early 1999 the Company commenced an open market and private stock repurchase program. The Company made purchases of $2,975,000 of shares under that program, that were funded with borrowings under a term loan from the same lender with which it has its revolving credit facility. We do not currently expect to make any purchases of shares in 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 6. SELECTED FINANCIAL DATA

     The selected operating data set forth below for the fiscal years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data at December 31, 2001 and 2000, are derived from the Company’s audited financial statements included elsewhere in this Report and should be read in conjunction with those financial statements. The selected financial data for the fiscal years ended December 31, 1998 and 1997 and at December 31, 1999, 1998 and 1997 are derived from audited financial statements which are not included in this report.

	Year Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Operating Data:
Net Sales	$134,958	$147,491	$154,800	$148,680	$135,952
Cost of sales (including distribution costs)	115,740	125,426	128,804	124,452	117,272

Gross margin	19,218	22,065	25,996	24,228	18,680
Selling, general and administrative expenses	22,044	24,302	23,140	20,301	20,147

Operating margin	(2,826)	(2,237)	2,856	3,927	(1,467)
Equity in net earnings (loss) of affiliated companies	107	50	76	(170)	673
Other income (expense)	(974)	(1,804)	(2,386)	(2,704)	(5,775)

Earnings (loss) before income taxes	(3,693)	(3,991)	546	1,053	(6,569)
Income tax provision (benefit)	(1,198)	(1,150)	536	927	(1,303)

Net earnings (loss)	$(2,495)	$(2,841)	$10	$126	$(5,266)

Net earnings (loss) per share-diluted(1)	$(.57)	$(.66)	$.00	$.02	$(1,01)

Shares used in computation of net earnings (loss) per share	4,360	4,324	4,641	5,282	5,239

	At December 31,

	2001	2000	1999	1998	1997

	(In thousands)
Balance Sheet Data:
Working capital	$35,227	$40,643	$45,653	$42,937	$48,999
Total assets	60,236	63,890	69,687	66,813	72,663
Long-term obligations(2)	21,785	25,140	28,105	23,175	29,726
Shareholders’ equity	25,375	28,165	31,243	33,831	33,996

(1)	See Note I to the Company’s Consolidated Financial Statements.

(2)	Exclusive of current portion. For additional information regarding long-term obligations, see Note C to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND ESTIMATES

     General

     In accordance with generally accepted accounting principles, as applied in the United States (“GAAP”), we record most of our assets at the lower of cost or fair value. In determining the fair value of some of our assets, principally accounts receivable, inventories, deferred income taxes and costs in excess of net assets of acquired businesses (commonly known as “goodwill”), we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances occur thereafter, GAAP will require us to adjust the earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of assets involved.

     It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” in the fair value of any of our assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. With respect to other assets, such as goodwill, we write down their fair value directly upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair value. Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or those write-downs recorded. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

     Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products to or the provision of services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded primarily based on the nature, extensiveness and duration of those rights and its historical return experience.

     In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe, after consultation with our independent public accountants, will enable us to make fair and consistent estimates of the fair value of those assets and establish adequate reserves or allowances. Additionally, as part of the audit of our annual financial statements, our independent public accountants examine, on a test basis, the evidence on which we rely, and assess the accounting principles that we use and the significant estimates that we make, in determining the amounts at which we propose to record our assets and establish our reserves in our financial statements. See “Consolidated Financial Statements— Report of Independent Certified Public Accountants” in Item 8 of this Report.

     Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

     Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with a limited right of return. We establish an allowance for potential returns which reduce the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

     Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables” in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic trends, which affects the ability of customers to keep their accounts current. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. For example, if the financial condition of the Company’s customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge against income, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

     Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or market and are reduced by an allowance for excess and slowing moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates concerning future economic conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

     Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards, to the extent they are available to offset or reduce our future income tax liability. At December 31, 2001 the amount of that asset totaled approximately $3.6 million, net of a valuation allowance of $120,000. Under applicable federal and state income tax laws and regulations, deferred tax assets relating to tax loss and tax credit carryforwards will expire if not used within specified time periods. Accordingly, the ability to use such assets depends on generating taxable income during those time periods. As a result, we establish a valuation allowance, which is applied as a reduction of the gross amount of that deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset. In determining the amount of that allowance, we considered the taxable losses incurred in 2000 and 2001 and also current operating and economic trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

     Long-Lived Assets. Long-lived assets such as goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may be not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the carrying value of the asset would be reduced to fair value. Any resulting impairment would be recorded as a charge against income in the period in which the impairment was recorded. Beginning with our fiscal year ending December 31, 2002, however, we will be required to assess our goodwill for impairment based on the new standards established by SFAS No. 142. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of December 31, 2001. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge to our earnings in fiscal 2002, the amount of which is not presently determinable. See Paragraph 6 of Note A to our Consolidated Financial Statements for additional information regarding SFAS No. 142.

     Foreign Currency Translation. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive income (loss). Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

RESULTS OF OPERATIONS

     Factors Generally Affecting Sales of RV and Boating Products

     We believe that the Company is one the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats which affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

     The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the prices of gasoline also can lead to declines in the usage and purchases of RVs and boats. As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, increases in the prices of gasoline, and unusually adverse weather conditions. We believe that increases in gasoline prices, which occurred early in 2001, and growing uncertainties among consumers about economic conditions contributed to our poor financial performance in 2001.

     Net Sales. Net sales in 2001 declined by $12,533,000 or 8.5% as compared to 2000. We believe that this decline was attributable to a number of factors, including rising gasoline prices in the first part of the year and uncertainties among consumers about the economy, which resulted in decreases in both the usage and purchases of recreational vehicles and boats, and the Company’s implementation of its new inventory management and deployment program which led to temporary disruptions in service levels to our customers. However, most of the sales decline occurred in the first half of the year. In the third quarter of 2001 sales declined 3.2%, as compared to the corresponding quarter of 2000 and sales increased 6.8% in the fourth quarter of 2001 as compared to the fourth quarter of 2000. We believe that this reversal of our sales decline reflects an improvement in consumer confidence about the economy coupled with security concerns about foreign travel and travel by air which is causing an increase in domestic travel and, we believe, in the use of RVs; declines in interest rates and gasoline prices; and our progress in implementing our inventory management and deployment program, which has enabled us to improve our service levels to our customers. We anticipate continued improvement in economic conditions and in the service levels we provide to our customers and, as a result, we currently expect to see further improvements, year over year, in sales in 2002.

     Net sales in 2000 declined by approximately $7,309,000 or 4.7% as compared to 1999. We believe that this decline, which began late in the second quarter of 2000, was primarily attributable to increases in gasoline prices and interest rates which, coupled with growing uncertainties among consumers about the economy during the latter part of that year, resulted in a decrease in both the usage and purchase of recreational vehicles and boats and, in turn, led to a decline in purchases of our products by our customers in response to these conditions.

     Gross Margin. Our gross margin declined to 14.2% of net sales in 2001 from 15.0% in 2000. This decrease was attributable to increased labor costs at our distribution facilities caused by the implementation of our new inventory management and deployment system and the relation of that increase to the decline in our sales in 2001. That decrease more than offset an overall reduction in the prices that we paid for the purchase of products from our suppliers and increases in the prices we were able to charge for selected products. The price concessions from our suppliers were the result of costs savings we have been able to pass on to them that are attributable to our new inventory management and deployment system which has enabled us to reduce the frequency and increase the size of product shipments from them. We believe that in 2002 we will receive continued price concessions from our suppliers and, now that the implementation of our inventory management and deployment system is substantially completed, that we will be able to reduce our labor costs at our distribution facilities, and, thereby, achieve an improvement in our gross margins from 2001.

     Our gross margin declined to 15.0% of net sales in 2000 from 16.8% in 1999. This decline was due primarily to increased price competition in the second half of that year in response to slowing sales in our markets, the adverse effect of lower sales volume on fixed costs and a change in the mix of our sales to a higher proportion of higher priced, but lower margin accessories.

     Selling, General and Administrative Expenses. In 2001, selling, general and administrative (“SG&A”) expenses declined, in absolute dollars, by 9% or $2,258,0000, as compared to 2000 and, despite the decline in sales in 2001 also declined as a percentage of net sales to 16.3% from 16.5% in 2000. These declines were due primarily to our continuing cost containment efforts, including reductions in labor costs that resulted from reductions in the number of our employees and in salaries during 2001. Also contributing to the reduction in SG&A expenses in 2001 was a reduction in marketing costs. We continue to look for opportunities to streamline our organization, and anticipate that SG&A expenses will again decline in 2002, both in absolute dollars and as a percentage of net sales.

     In 2000, SG&A increased in absolute dollars by approximately $1.2 million and as a percentage of net sales to 16.5% from 15.0% in 1999. These increases were primarily attributable to higher selling and marketing costs, as we expanded our marine products marketing and sales efforts during 2000, and due to expenses that we incurred in 2000 in connection the integration into our operations, and the improvements made in the functionality, of a new computer system that was installed in 1999.

     Nearly all of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

     Operating Income. The decline in operating income in 2001 was due primarily to the combined effects of the decreases in sales and gross margin, which more than offset the reduction in SG&A expenses. The decline in operating income in 2000 was due primarily to the combined effects of the decreases in sales and gross margin and the increase in SG&A expenses.

     Interest Expense. Interest expense in 2001 decreased by $713,000 or 24% as compared to 2000. This decrease was the result of reductions in interest rates during 2001, and reductions in average long-term borrowings outstanding during the year that were made possible, in part, by inventory reductions that we were able to implement as a result of our new inventory management and deployment system.

     During 2000, interest expense increased by $635,000 or 27%, as compared to 1999. This increase was primarily the result of increases in average long-term borrowings outstanding during the first nine months of 2000, which were used to fund operations and to fund repurchases of shares of our common stock in the latter half of 1999 and, to a lesser extent, due to increases in interest rates during 2000.

     Other Income. Other income in 2001 was primarily attributable to the sale of the real property where our distribution center in Portland, Oregon was located. That distribution center was relocated, following that sale, to a leased facility in the Portland area. Other income in 2000 was the result of a one-time sale of one of our proprietary product lines to a recreational vehicle supplies manufacturer, which has agreed to supply that product, along with products from its other product lines, to us in future periods.

     Income Taxes. Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. Under the terms of the revolving credit facility, which expires in May 2003, we may borrow up to the lesser of (i) $40,000,000 with seasonal reductions ranging from $30,000,000 to $35,000,000 between August 1 and February 28 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 60% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 1.25% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 3.0 percent.

     At March 15, 2002, outstanding borrowings under the revolving credit facility totaled $31,100,000. Our bank borrowings are secured by substantially all of the Company’s assets and rank senior in priority to other indebtedness of the Company. Our revolving credit facility expires on May 31, 2003. As a result, commencing in the second quarter of 2002, our bank borrowings, which are currently classified as a long term liability, will have to be reclassified as a short term liability until such time as we are able to obtain a new long term credit facility.

     We currently believe that we have good relations with our bank lender and, if our operating results in 2002 improve, as we currently expect they will, we believe we will be able to obtain a renewal or extension of our existing credit agreement with our current lender or obtain a new credit facility with a new lender. If, however, our operating results should deteriorate, or economic conditions or conditions in the credit markets were to worsen, our costs of borrowing could increase in 2003, or we could experience difficulties renewing our existing or obtaining a new credit facility.

     Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 2% 10 day, net 30-day terms. During late fall and winter, however, certain of our customers receive extended payment terms. We were largely successful in late 2001 in securing similar extended payment terms from some of our suppliers, which reduced the amounts we had to borrow under our credit facility to make inventory purchases. There is no assurance that we will be able to obtain extended payment terms from our suppliers in the future. If we are unable to do so, it would require us to incur additional borrowings under our credit facility or could adversely affect our ability to timely pay our creditors and to purchase inventory. Also, in the event our customers delay their payments to us, our payments to our creditors could also be delayed.

     We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See “Seasonality and Inflation” below.

     Net cash provided by operating activities was $3,303,000 in 2001, as compared to $1,426,000 in 2000 and $777,000 in 1999. The increase in cash provided by operations in 2001 was primarily attributable to an increase of $4,465,000 in our accounts payable as a result of obtaining extended payment terms from our suppliers.

     During 2001, we received $2,669,000 from the sale of our Portland, Oregon distribution facility. We have leased a smaller facility in nearby Wilsonville, Oregon.

     Capital expenditures were $324,000 in 2001 as compared to $1,265,000 in 2000 and $1,465,000 in 1999. Capital expenditures in 2000 and 1999 were primarily related to the acquisition and installation of the Company’s new computer system in 1999 and improvements made in its functionality during 2000.

     Borrowings under our credit facility decreased by $3,809,000 in 2001 and by $781,000 in 2000, and increased $5,095,000 in 1999. We also repaid $1,333,000 in other long-term debt in 2001, the majority of which was owed on the mortgage for our Portland, Oregon distribution facility. In June 1999, we made the final payment, in the amount of $2,333,000, on our outstanding senior subordinated notes with borrowings under our credit facility. In early 1999, we began an open market and private stock repurchase program and, during 1999, we purchased 1,102,304 of shares of our common stock, also using borrowings under our credit facility. We do not currently expect to make any purchases of shares during 2002.

     We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2001, rent expense under all operating leases totaled approximately $3,449,000. Our future lease commitments are described in Note D of Notes to the Company’s Consolidated Financial Statements included elsewhere in this Report.

SEASONALITY AND INFLATION

     Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year. Because a substantial portion of the Company’s expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in months when sales are lower.

     The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2001 and 2000. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(Unaudited)
Revenues	$37,855	$40,273	$35,886	$20,944
Gross profit	6,353	5,810	4,402	2,653
Net earnings (loss)	(48)	(734)	(455)	(1,258)
Net earnings (loss) per share — diluted	$(0.01)	$(0.17)	$(0.10)	$(0.29)

	Quarter Ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

	(Unaudited)
Revenues	$43,872	$46,940	$37,076	$19,603
Gross Profit	8,114	7,220	5,180	1,551
Net earnings (loss)	413	311	(957)	(2,610)
Net earnings (loss) per share — diluted	$0.10	$0.07	$(0.22)	$(0.60)

     Inflation. Generally, we have been able to pass inflationary price increases on to our customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increases in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for our Company’s products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of December 31, 2001, we had outstanding $21.8 million under our revolving credit facility.

     We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2001, there were no such agreements outstanding.

     Approximately 15% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

CERTAIN FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     Statements contained in this Annual Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements are estimates of future performance or our future financial condition that are based upon current information and that are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

     Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by weather conditions. As a result, our sales and operating results ordinarily decline in the winter months and we sometimes incur losses in these periods of the year. Additionally, unusual weather conditions in a particular season, such as unusually cold weather in the spring or summer months, can cause period to period fluctuations in our sales and financial performance. Purchases and usage of RVs and boats also are affected by consumers’ level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, our sales and operating results can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which affect the willingness of consumers to purchase and use their RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for RVs and boats;

•	Increases in the costs and supply shortages of gasoline which affect the costs of using and the ability to use RVs and boats; and

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing sales revenue and our margins. These conditions contributed to the decline in our sales and the losses we incurred in the years ended December 31, 2001 and 2000 and could impact our operating results in the future.

     We have financed our growth primarily with and rely heavily on bank borrowings. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings could harm us in the future. We may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Therefore, our existing debt makes us more vulnerable to general economic downturns and competitive pressures and, as discussed in the Section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the interest we have to pay on such debt impacts our operating results.

     Our Credit Facility Expires on May 31, 2003. Our credit facility, which is our principal source of borrowings to fund working capital requirements and capital expenditures will expire in approximately 14 months, on May 31, 2003. We may encounter difficulties obtaining a renewal or extension of our existing credit facility from our existing lender or a new credit facility from a new lender to replace the existing credit facility and, even if we are able to do so, our costs of borrowing may increase.

     The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they will sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on their RVs and boats at the time of manufacture that, historically were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins.

     Additional uncertainties are discussed in the Section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, including, in particular, in the introductory portion thereof that discusses our accounting policies and estimates and the effects those policies and estimates can have on our future financial position and operating results.

     Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We also disclaim any obligation to update forward-looking information contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2001

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Coast Distribution System, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

San Jose, California
March 8, 2002

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands Except Per Share Amounts)

	As of
	December 31,

	2001	2000

ASSETS
Current Assets
Cash	$1,001	$539
Accounts receivable (less allowance for doubtful accounts of $1,082 in 2001 and $1,040 in 2000)	12,760	12,996
Inventories	32,356	33,343
Prepaid expenses	198	799
Deferred income taxes	1,772	1,702
Income tax refunds receivable	10	893

Total current assets	48,097	50,272
Property, Plant and Equipment	2,137	4,139
Other Assets
Costs in excess of net assets of acquired businesses	6,426	7,061
Deferred income taxes	2,030	788
Other	1,546	1,630

Total other assets	10,002	9,479

	$60,236	$63,890

LIABILITIES
Current Liabilities
Accounts payable	$10,603	$6,138
Accrued liabilities	2,241	2,423
Current maturities of long-term obligations	26	1,763

Total current liabilities	12,870	10,324
Long-Term Obligations	21,785	25,140
Deferred Income Taxes	206	213
Commitments	—	—
Redeemable Preferred Stock of Subsidiary	—	48
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized: 5,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 20,000,0000 shares; 4,366,880 and 4,330,654 issued as of December 31, 2001 and 2000, respectively	16,823	16,800
Accumulated other comprehensive income (loss)	(968)	(650)
Retained earnings	9,520	12,015

Total Stockholders Equity	25,375	28,165

	$60,236	$63,890

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2001	2000	1999

	(Dollars in thousands, except per share amounts)
Net sales	$134,958	$147,491	$154,800
Cost of products sold (including distribution costs)	115,740	125,426	128,804

Gross margin	19,218	22,065	25,996
Selling, general and administrative expenses	22,044	24,302	23,140

Operating margin	(2,826)	(2,237)	2,856
Equity in net earnings of affiliated companies	107	50	76
Other Income (expense)
Interest expense	(2,293)	(3,006)	(2,371)
Other	1,319	1,202	(15)

Earnings (loss) before income taxes	(3,693)	(3,991)	546
Income tax provision (benefit)	(1,198)	(1,150)	536

Net earnings (loss)	$(2,495)	$(2,841)	$10

Earnings (loss) per share:
Basic	$(.57)	$(.66)	$.00

Diluted	$(.57)	$(.66)	$.00

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN THOUSANDS)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net earnings (loss)	$(2,495)	$(2,841)	$10
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	781	881	928
Amortization	589	646	634
(Gain) Loss from sale of property and equipment	(1,141)	24	5
Equity in net earnings of affiliated companies, net of distributions	(66)	(35)	(76)
Gain from sale of product line	—	(1,078)	—
Deferred income taxes	(1,319)	(572)	(37)
Change in assets and liabilities:
Accounts receivable	200	299	(569)
Inventory	987	5,312	(2,124)
Prepaids and income tax refunds receivable	1,484	27	(1,245)
Accounts payable	4,465	(1,610)	3,281
Accrued liabilities	(182)	373	(30)

	6,954	4,401	(687)

Net cash provided by operating activities	3,303	1,426	777
Cash flows from investing activities:
Proceeds from sale of property and equipment	2,669	622	174
Proceeds from sale of product line	400	400	—
Increase (decrease) in other assets	(226)	485	1,019
Capital expenditures	(324)	(1,265)	(1,465)

Net cash provided by (used in) investing activities	2,519	242	(272)
Cash flows from financing activities:
Net borrowings (repayments) under notes payable and line-of credit agreements	(3,809)	(781)	5,095
Proceeds from issuance of long-term debt	53	—	136
Repayments of long-term debt	(1,333)	(707)	(2,715)
Issuance of common stock under employee stock purchase and stock option plans	23	49	86
Redemption of redeemable preferred stock of subsidiary	(45)	(97)	(96)
Dividends on preferred stock of subsidiary	—	(3)	(7)
Retirement of common stock	—	—	(2,975)

Net cash used in financing activities	(5,111)	(1,539)	(476)
Effect of exchange rate changes on cash	(249)	(231)	177

Net Increase (Decrease) in Cash	462	(102)	206
Cash beginning of year	539	641	435

Cash end of year	$1,001	$539	$641

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,188	$3,043	$2,341
Income taxes	(568)	(112)	1,313

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(DOLLARS IN THOUSANDS)

				Accumulated
				Other
			Retained	Comprehensive
Three Years Ended December 31, 2001	Common Stock		Earnings	Income (Loss)	Total

Balance at January 1, 1999	5,279,854	$19,640	$14,856	$(665)	$33,831
Net earnings for the year	—	—	10	—	10
Foreign currency translation adjustments	—	—	—	298	298

Comprehensive earnings for the year					308

Issuance of common stock under employee stock purchase plan	35,296	86	—	—	86
Retirement of common stock	(1,012,304)	(2,975)	—	—	(2,975)
Dividends on preferred stock of subsidiary	—	—	(7)	—	(7)

Balance at December 31, 1999	4,302,846	16,751	14,859	(367)	31,243
Net loss for the year	—	—	(2,841)	—	(2,841)
Foreign currency translation adjustments	—	—	—	(283)	(283)

Comprehensive loss for the year					(3,124)

Issuance of common stock under employee stock purchase plan	27,808	49	—	—	49
Dividends on preferred stock of subsidiary	—	—	(3)	—	(3)

Balance at December 31, 2000	4,330,654	16,800	12,015	(650)	28,165
Net loss for the year	—	—	(2,495)	—	(2,495)
Foreign currency translation adjustments	—	—	—	(318)	(318)

Comprehensive loss for the year					(2,813)

Issuance of common stock under employee stock purchase plan	36,226	23	—	—	23

Balance at December 31, 2001	4,366,880	$16,823	$9,520	$(968)	$25,375

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.	Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiaries, The Coast Distribution System (Canada) Inc. (“Coast Canada”) and Eura-Asia Recreational Vehicle Accessories Taiwan Company. Investments in unconsolidated affiliates are accounted for by the equity method. All material intercompany transactions have been eliminated.

2.	Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company regularly assesses the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. Inventories consist primarily of recreational replacement parts, supplies and accessories held for resale.

3.	Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation and amortization are:

Buildings and improvements	12-40 years
Warehouse and office equipment	5-7 years
Automobiles	3-5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Currently the amortization periods range from 5 to 15 years.

4.	Revenue Recognition. Revenue from sales of products is recognized upon shipment.

5.	Segment Reporting. The Company has one operating segment which is the distribution of recreational replacement parts, supplies and accessories. The Company distributes its products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company’s revenues in 2001, 2000 or 1999.

6.	Intangible Assets. The costs in excess of net assets of acquired businesses are being amortized on a straight-line basis using periods ranging from four to thirty years. At December 31, 2001 and 2000, the accumulated amortization applicable to intangible assets was approximately $7,124,000 and $7,009,000, respectively. In June 2001, the Financial Accounting Standards Board (the “FASB”) adopted SFAS No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets. SFAS No. 141 addresses the methods used to account for business combinations and requires the use of the purchase method of accounting for all combinations after June 30, 2001. SFAS No. 142 addresses the methods used to amortize intangible assets and to assess impairment of those assets, including goodwill resulting from business combinations accounted for under the purchase method. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and the Company is required to adopt SFAS No. 142 effective January 1, 2002. Included in our assets at December 31, 2001 is goodwill with a net carrying value of $5,721,000. Beginning with our fiscal year ending December 31, 2002, we will no longer amortize this goodwill, decreasing our amortization expense by approximately $385,000 per year, and we will be required to assess our goodwill for impairment based on the new standards established by SFAS No. 142. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of December 31, 2001. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge to our earnings in fiscal 2002.

7.	Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar, its local currency.

8.	Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 2001, there were no forward exchange contracts outstanding.

9.	Income Taxes. The Company provides a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax loss and credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur.

10.	Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

11.	Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

12.	Reclassifications. Certain reclassifications have been made to prior year amounts to conform with the current year presentations.

13.	New Accounting Standard. In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of,” and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets held or to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. We are required to adopt the standard on January 1, 2002; however, we have not determined the effect that the adoption of SFAS No. 144 will have on the financial position or results of operations of the Company.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

     Property and equipment consist of the following at December 31:

	2001	2000

	(In thousands)
Buildings	$—	$1,425
Warehouse equipment	3,460	3,572
Office equipment	5,328	5,131
Leasehold improvements	731	906
Automobiles	96	99

	9,615	11,133
Less accumulated depreciation and amortization	7,478	7,479

	2,137	3,654
Land	—	485

	$2,137	$4,139

NOTE C: LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following at December 31:

	2001	2000

	(In thousands)
Secured notes payable to bank due May 31, 2003	$21,750	$25,559
8.75% note collateralized by a deed of trust on land and building, due in monthly installments of $14, final payment made in September 2001	—	1,241
Other	61	103

	21,811	26,903
Current portion	26	1,763

	$21,785	$25,140

     Subsequent to 2002 annual maturities of long-term obligations (in thousands) are $21,780 in 2003 and $5 in 2004.

     Secured Notes Payable to Bank

     The secured notes payable to bank evidence borrowings under a revolving credit facility and term borrowings, which are collateralized by substantially all of the Company’s assets. Under the revolving credit line, the Company may borrow up to the lesser of (i) $40,000,000 with seasonal reductions ranging from $30,000,000 to $35,000,000 each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 60% of the value of its eligible inventory. Interest is payable at the bank’s prime rate plus 1.25% or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate plus 3%.

     The note agreements contain certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on mergers and consolidations. The Company is in compliance with all the covenants.

NOTE D: COMMITMENTS

Operating Leases

     The Company leases its corporate offices, certain warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The office and warehouse leases expire over the next ten years and the equipment leases expire over the next two years.

     Minimum future rental commitments under non-cancelable operating leases as of December 31, 2001 are as follows:

Year Ending December 31,	Equipment	Facilities	Total

	(In thousands)
2002	$319	$2,989	$3,308
2003	200	2,908	3,108
2004	—	2,077	2,077
2005	—	1,173	1,173
2006	—	1,141	1,141
Thereafter	—	2,638	2,638

	$519	$12,926	$13,445

     Rent expense charged to operations amounted to (in thousands) $3,449 in 2001, $3,308 in 2000 and $3,380 in 1999.

NOTE E: STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option Plans

     The Company has in effect a 1993 Stock Option and Incentive Plan and a 1999 Stock Incentive Plan (“the plans”), which authorize the issuance of options to purchase, 1,000,000 shares of the Company’s common stock to key management employees of the Company and members of the Company’s Board of Directors. The plans are accounted for under the provisions of APB No. 25 and generally provide that option prices will not be less than fair market value per share on the date the option is granted, or 110% of fair market value in the case of an option granted to any employee who, at the time of the grant, owns or is deemed to own more than 10% of the total combined voting power of all classes of stock of the Company. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the plans been determined based on fair value at the grant dates, consistent with the method prescribed in Statement of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

	2001	2000	1999

	(dollars in thousands
	except per share amounts)
Net earnings (loss) attributable to common shareholders
As reported	$(2,495)	$(2,844)	$3
Pro forma	(2,594)	(2,926)	(73)
Per share — Basic
As reported	$(.57)	$(.66)	$.00
Pro forma	(.59)	(.68)	(.02)
Per share — Diluted
As reported	$(.57)	$(.66)	$.00
Pro forma	(.59)	(.68)	(.02)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used: no expected dividends; expected volatility of 111% for 2001, 147% for 2000 and 71% for 1999; risk -free interest rates of 4.8%, 6.6% and 5.2%; an expected forfeiture rate of 33% for 2001 and 2000 and 37% for 1999; and expected lives of 5 years in 2001 and 2000 and 4 years in 1999. A summary of the status of the Company’s stock option plans is presented below:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	699,500	$3.73	548,500	$4.23	479,500	$4.69
Granted	195,000	0.75	156,000	2.01	97,000	2.26
Exercised	—	—	—	—	—	—
Forfeited	(235,500)	2.99	(5,000)	4.77	(28,000)	5.33

Outstanding at end of year	659,000	$3.11	699,500	$3.73	548,500	$4.23
Exercisable at end of year	506,645	$3.66	473,900	$4.22	305,000	$4.97

Weighted average fair value per option granted	$.62		$1.84		$1.29

     The following information applies to options outstanding at December 31, 2001:

			Weighted Average
			Remaining
	Options	Weighted Average	Contractual	Options	Weighted Average
Range	Outstanding	Exercise Price	Life (Years)	Exerciseable	Exercise Price

$0.63-$3.50	439,500	$1.91	8	287,145	$2.24
$4.13-$7.88	219,500	$5.52	4	219,500	$5.52

$0.63-$7.88	659,000	$3.11	6	506,645	$3.66

Employee Stock Purchase Plans

     The Company has in effect a 1997 Employee Stock Purchase Plan under which 400,000 shares of the Company’s common stock have been reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The weighted average per share fair values of the awards were $0.51, $0.30, and $0.58 for the years ended December 31, 2001, 2000, and 1999. At December 31, 2001, 266,752 shares under this plan remain available for issuance in future offering periods.

NOTE F: EMPLOYEE BENEFIT PLAN

     The Company has a 401(k) profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $0 in 2001, $102,236 in 2000 and $86,441 in 1999 to this plan.

NOTE G: FOREIGN OPERATIONS

     A summary of the Company’s operations by geographic area is presented below:

	2001	2000

	(In thousands)
Sales to external customers
United States	$112,377	$123,845
Canada	22,548	23,646
Other	33	—
Operating margin
United States	$(3,336)	$(2,960)
Canada	197	736
Other	313	(13)
Identifiable assets
United States	$51,284	$55,359
Canada	8,199	7,882
Other	753	649

NOTE H: INCOME TAXES

     Pretax income (loss) for the years ending December 31 was taxed under the following jurisdictions:

	2001	2000	1999

	(In thousands)
Domestic	$(3,884)	$(4,330)	$(308)
Foreign	191	339	854

	$(3,693)	$(3,991)	$546

     The provisions (benefit) for income taxes is summarized as follows for the year ended December 31:

	2001	2000	1999

	(In thousands)
Current:
Federal	$32	$(771)	$77
State	82	16	78
Foreign	7	177	418

	$121	$(578)	$573

Deferred:
Federal	$(1,169)	$(427)	$(10)
State	(148)	(145)	(1)
Foreign	(2)	—	(26)

	$(1,319)	$(572)	$(37)

Income tax provision (benefit)	$(1,198)	$(1,150)	$536

     The total operating loss carryforwards available for federal and state income tax purposes at December 31, 2001 were $4,476,000 and $7,200,000, respectively. The earliest carryforwards begin to expire in 2002.

     Deferred tax assets (liabilities) are comprised of the following at December 31:

	2001	2000	1999

	(In thousands)
Deferred tax assets
Inventory capitalization	$792	$810	$786
Bad debt provision	381	344	306
Inventory reserve	477	510	502
Property, plant and equipment	78	72	54
Loss carryforwards	2,014	770	176
Other	180	59	71

Gross deferred tax assets	3,922	2,565	1,895
Less valuation allowance	(120)	(75)	(88)

	$3,802	$2,490	$1,807

Deferred tax liabilities
Investment in affiliates	$(18)	$(2)	$—
Property, plant and equipment	(188)	(211)	(102)

Gross deferred tax liabilities	(206)	(213)	(102)

Net deferred tax assets	$3,596	$2,277	$1,705

     A reconciliation between actual tax expense (benefit) for the year and expected tax expense (benefit) is as follows:

	2001	2000	1999

	(In thousands)
Earnings (loss) before income taxes	$(3,693)	$(3.991)	$546

Expected income tax expense (benefit) at 34%	(1,256)	(1,357)	186
Higher rates on earnings (loss) of foreign operations	(15)	45	84
Goodwill amortization	187	281	242
State taxes (net of federal benefit)	(111)	(104)	38
Change in valuation allowance	45	(13)	(12)
Exclusion of earnings of foreign affiliates	(18)	(22)	(16)
Other	(30)	20	14

Income tax provision (benefit)	$(1,198)	$(1,150)	$536

     Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTE I: EARNINGS PER SHARE

	For the Year Ended December 31,

	2001	2000	1999

	(in thousands)
Numerator:
Net earnings (loss)	$(2,495)	$(2,841)	$10
Dividends on preferred shares of subsidiary	—	(3)	(7)

Numerator for basic earnings (loss) per share	$(2,495)	$(2,844)	$3

Numerator for diluted earnings (loss) per share	$(2,495)	$(2,844)	$3

Denominator:
Weighted average shares outstanding	4,360	4,324	4,633
Dilutive effect of stock options	—	—	8

Denominator for diluted earnings (loss) per share	4,360	4,324	4,641

     A total of 659,000 options in 2001, 699,500 options in 2000, and 452,500 options in 1999 were excluded from the computation of diluted earnings per share because either (1) the options’ exercise price was greater than the average market price of the common shares, or (2) the inclusion of the options in 2001 and 2000 would have been antidilutive because the Company experienced a net loss for the year.

NOTE J: ACCRUED LIABILITIES

     Accrued liabilities consist of the following at December 31:

	2001	2000

	(In thousands)
Payroll and related benefits	$413	$597
Rent	317	263
Income and other taxes	348	450
Other	1,163	1,113

	$2,241	$2,423

NOTE K: FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to the their short maturities. As of December 31, 2001 the carrying value of long-term debt approximates the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities.

NOTE L: SIGNIFICANT CONCENTRATIONS

     The Company’s ability to satisfy demand for its products may be limited by the availability of those products from the Company’s suppliers. In 1995 the Company entered into a multi-year supply agreement with Airxcel, Inc. (formerly Recreational Vehicle Products, Inc.), which manufactures air conditioners under the Coleman® brand name. Airxcel is the Company’s principal supplier of these products, the sales of which accounted for approximately 12% of the Company’s net sales in 2001 and 2000, and 13% of the Company’s net sales in 1999.

NOTE M: OTHER INCOME

     Other income in 2001 was primarily attributable to the sale of the real property where our distribution center in Portland, Oregon was located. The sales price of this property, net of selling expenses, was $2,667,000. Other income in 2000 consists primarily of the sale of one of our proprietary product lines to a supplier who has agreed to supply that product line along with products from its other products lines to us in future periods. The sales price for the product line was $1,078,000 of which $400,000 was received in 2000, $400,000 was received in 2001 and the remainder is due in 2002.

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
December 31, 1999, 2000 and 2001

	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions	Deductions(1)	Period

Allowance for doubtful accounts:
Year Ended December 31, 1999	$890,000	$259,000	$259,000	$890,000
Year Ended December 31, 2000	$890,000	$830,000	$680,000	$1,040,000
Year Ended December 31, 2001	$1,040,000	$832,000	$790,000	$1,082,000

(1)	Write-off of doubtful accounts against the allowance and recoveries.

	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions	Deductions(1)	Period

Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 1999	$1,564,000	$508,000	$423,000	$1,649,000
Year Ended December 31, 2000	$1,649,000	$582,000	$501,000	$1,730,000
Year Ended December 31, 2001	$1,730,000	$736,000	$699,000	$1,767,000

(1)	Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

	Balance at			Balance at
	Beginning of			End of
Description	Period	Additions	Deductions(1)	Period

Valuation allowance for deferred tax assets:
Year Ended December 31, 1999	$100,000	$12,000	$24,000	$88,000
Year Ended December 31, 2000	$88,000	$—	$13,000	$75,000
Year Ended December 31, 2001	$75,000	$45,000	$—	$120,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2002 for the Company’s annual shareholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2002 for the Company’s annual shareholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2002 for the Company’s annual shareholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2002 for the Company’s annual shareholders’ meeting.

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

1993 Stock Option and Incentive Plan, as amended — See Exhibit 10.31 1997 Employee Stock Purchase Plan — See Exhibit 10. 35 1999 Employee Stock Option Plan — See Exhibit 10.36

(b)	Current Reports on Form 8-K.

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002

THE COAST DISTRIBUTION SYSTEM, INC.

By: /s/ THOMAS R. MCGUIRE Thomas R. McGuire, Chairman and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ THOMAS R. MCGUIRE Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director Executive Vice President (Principal	March 29, 2002

/s/ SANDRA A. KNELL Sandra A. Knell	Financial and Principal Accounting Officer)	March 29, 2002

/s/ ROBERT S. THROOP Robert S. Throop	Director	March 29, 2002

/s/ JOHN W. CASEY John W. Casey	Director	March 29, 2002

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	March 29, 2002

S-1

INDEX TO EXHIBITS

Exhibit
Number	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).
3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).
10.17*	Amended and Restated 1983 Employee Stock Option Plan.
10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).
10.22	Nonqualified Stock Option Plan — 1987. (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-8 (File No. 33-15322) filed with the SEC on June 25, 1987).
10.23	1987 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 4.1 in the Company’s Registration Statement on Form S-8 (File No. 33-18696) filed with the SEC on December 1, 1987).
10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).
10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).
10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).
10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.
10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10K for the year ended December 31, 2000).
10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).
21	Subsidiaries.
23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System, Inc.
24	Power of Attorney — Included on Signature Page.

*	Incorporated by reference to the same numbered exhibit in the Company’s Registration Statement on Form S-1 (File No. 33-4393) filed with the Commission on March 28, 1986.

E-1