Form 10-K/A
period 2001-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2002-04-26
CIK 728303

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 1-9511

THE COAST DISTRIBUTION SYSTEM, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-2490990

(State of Incorporation)	(I.R.S. Employer Identification No.)

350 Woodview Avenue, Morgan Hill, California 95037
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 782-6686

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.001 per share	American Stock Exchange

Securities to be registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of April 19, 2002, was approximately $4,772,000 (based upon the closing price for shares of the Registrant’s Common Stock as reported by the American Stock Exchange for the last trading day prior to that date). Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On April 19, 2002, 4,366,880 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Thomas R. McGuire	58	Chairman of the Board, Chief Executive Officer and Director

Sandra A. Knell	44	Executive Vice President-Finance, Chief Financial Officer and Secretary

David A. Berger	48	Executive Vice President – Marketing

Dennis A. Castagnola	54	Executive Vice President – Sales

Ben A. Frydman	55	Director

Robert S. Throop	64	Director

John W. Casey	58	Director

         Thomas R. McGuire is a founder of the Company and has been Chairman of the Board and Chief Excutive Officer of the Company since its inception. From 1981 until August 1985 he also served as the Company’s Chief Financial Officer and Secretary.

         Sandra A. Knell has been the Company’s Executive Vice President — Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP (formerly Alexander Grant & Co.). Mrs. Knell is a Certified Public Accountant.

         David A. Berger served as Executive Vice President –Marketing since May 1988. From August 1986 to May 1988, Mr. Berger was Senior Vice President - Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreation vehicle parts and accessories acquired by the Company in 1985.

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

         Ben A. Frydman has served as a director since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 2001. Mr. Frydman is also a director of Collectors Universe, Inc., a publicly traded company which is engaged in the business of providing grading and authentication and other value added services, and selling high end collectibles through multi-venue auctions and direct sales channels, to collectors and dealers of rare coins and currencies, sportscards, vintage stamps and autographs.

         Robert S. Throop has served as a director since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc. (“Anthem”), which is a national distributor of semiconductor and computer products. Mr. Throop is also a director of the Manitowoc Company, a publicly traded company, and Azerity, which is a privately owned business.

         John W. Casey has served as a director since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which was engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey also serves as a director of Shurflo, a WICOR Company; the Deschutes Basin Land Trust and RV/MHI Foundation, Inc.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation received in each of the years in the three year period ended December 31, 2001, by the Company’s Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2001 exceeded $100,000 (collectively, the “Named Officers”):

Summary Compensation Table

					Long-Term
					Compensation
	Annual Compensation				Awards

					Securities
					underlying
Name and Principal Position	Year	Salary($)		Bonus	Options (#)

Thomas R. McGuire,	2001	$252,902	(2)	$-0-	50,000

Chairman of the Board and Chief Executive Officer	2000	263,823		-0-	-0-

	1999	256,499		-0-	20,000

Sandra A. Knell	2001	$167,766	(2)	$-0-	17,500

Chief Financial Officer and Executive Vice President	2000	171,162		-0-	25,000

	1999	160,000		-0-	10,000

David A. Berger	2001	$124,625	(2)	$-0-	13,000

Executive Vice President – Marketing	2000	128,462		-0-	12,500

	1999	114,039		-0-	10,000

Dennis A. Castagnola,	2001	$124,625	(2)	$-0-	13,000

Executive Vice President — Sales	2000	128,462		-0-	12,500

	1999	114,039		-0-	10,000

Stephen Bartolotta(1)	2001	$164,906		$-0-	17,500

Executive Vice President Strategic Planning	2000	143,269		-0-	75,000

(1)	Mr. Bartolotta left the Company’s employ effective December 31, 2001.

(2)	As part of a company-wide cost cutting program, these officers voluntarily agreed to salary reductions in fiscal 2001.

Option Grants

         Set forth in the following table is information relating to the options that were granted to the Named Officers during the fiscal year ended December 31, 2001:

					Potential Realizable Value
					of Options
		Percent of			At Assumed Annual
	Number of	Total Options			Rates of Stock
	Securities	Granted To			Price Appreciation for
	Underlying	All Employees	Exercise		Option Term(4)
	Options	in Fiscal	Price Per	Expiration
Name	Granted	Year	Share(3)	Date	5%	10%

Thomas R. McGuire	50,000	26.5%	$0.75	2/22/11	$24,000	$60,000

Sandra A. Knell(1)	17,500	9.3	0.75	2/22/11	8,400	21,000

David A. Berger(1)	13,000	6.9	0.75	2/22/11	6,240	15,600

Dennis A. Castagnola(1)	13,000	6.9	0.75	2/22/11	6,240	15,600

Stephen Bartolotta(2)	17,500	9.3	0.75	2/22/11	8,400	21,000

(1)	The options became exerciseable in full on February 22, 2002, one year after the date of grant. To the extent not exercised, options terminate in the event of the optionee’s cessation of employment with the Company.

(2)	Due to the cessation of Mr. Bartolotta’s employment, all of his options have terminated.

(3)	The exercise price of the shares subject to each option is equal to the per share price of the Company’s common stock as reported on the American Stock Exchange on the date the option was granted. The exercise price may be paid in cash, in shares of the Company’s Common Stock valued at fair market value on the date of exercise, or through a cashless exercise procedure.

(4)	Potential realizable value of the shares subject to these options represents an estimate of the amounts that the Named Officers would realize from the exercise of the options and the sale of those shares at the end of the ten year term of those options. These estimates were arrived at by assuming that the market value of those shares will appreciate over their ten year term at annual compounded rates of 5% and 10%, respectively, and then deducting from those appreciated values the prices that the Named Officers would have to pay to exercise those options. However, this calculation is based on Securities and Exchange Commission requirements and is not our projection or estimate of future stock price growth or the future value of these options to the Named Officers. Accordingly, there is no assurance that the values that may be realized on exercise of such options will be at or near the values estimated in the table.

Option Exercises in 2001

         No options were exercised by any of the Named Officers in 2001 and none of the options held by any of the Named Officers were “in-the-money” at December 31, 2001, on which date the closing price of the Company’s common stock on the American Stock Exchange was $0.55 per share.

Director’s Compensation

         Directors who also are Company employees receive no compensation for serving as directors. Non-employee directors are paid a retainer of $6,000 per year and receive $1,500 for each Board of Directors’ meeting attended and are reimbursed for the out-of-pocket expenses incurred in attending those meetings. No compensation is paid for attending meetings of Committees of the Board of Directors on which directors serve. Pursuant to the Company’s Employee Stock Option Plans, each year each non-employee director is automatically granted an option to purchase 2,000 shares of Company stock at an exercise price that is equal to the fair market value of the shares on the date of grant. These options become fully exercisable six months after the date of grant. Upon joining the Board, each new non-employee director receives an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

Compensation Committee Interlocks

         In fiscal 2001, the members of the Compensation Committee were Robert S. Throop and John W. Casey, each of whom is a non-employee director of the Company. No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company’s Board of Directors or of its Compensation Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Reports on Form 5 to report the grant of options in fiscal 2001 to the directors and the Named Officers of the Company were inadvertently filed after the required filing date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 19, 2002, information regarding the ownership of the Company’s outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and the Named Officers of the Company and all directors and officers of the Company as a group.

Name and Address	Amount and Nature of		Percent of
of Beneficial Owner	Beneficial Ownership(1)		Class

Thomas R. McGuire	773,079	(2)	17.2%

350 Woodview Avenue

Morgan Hill, CA 95037

Dimensional Fund Advisors	387,700	(3)	8.9%

1299 Ocean Avenue

Santa Monica, CA 94101

JB Capital Partners, L.P.

Alan W. Weber	296,400	(4)	6.8%

23 Berkley Lane, Rye Brook,

New York 10573

Lone Star RV Sales, Inc.	242,900	(5)	5.6%

14444 North Freeway,

Houston, TX 77090

Robert S. Throop	21,000	(6)	*

Ben A. Frydman	19,000	(6)	*

John W. Casey	15,000	(6)	*

Sandra A. Knell	174,465	(7)	3.9%

David A. Berger	117,831	(7)	2.6%

Dennis A. Castagnola	78,244	(7)	1.8%

All directors and officers as a group (7 persons)	1,198,619	(8)	24.7%

*	Less than 1%.

(1)	Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Does not include an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire’s adult children, as to which Mr. McGuire disclaims beneficial ownership. Includes 127,500 shares subject to outstanding stock options exercisable during the 60-day period ending June 19, 2002.

(3)	In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., an investment advisor registered under Section 201 of the Investment Advisors Act of 1940 (“DFA”), reported that it possesses voting and/or investment power over these shares, which DFA has reported are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and certain commingled group trusts and separate accounts for which DFA serves as investment manager. However, DFA disclaims beneficial ownership of all such shares.

(4)	In a report filed with the Securities and Exchange Commission, JB Capital Partners, L.P and Alan W. Weber, its general partner, reported that they share voting and dispositive power with respect to and therefore may be deemed to be the beneficial owners of these shares.

(5)	In a report filed with the Securities and Exchange Commission, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 11,000 shares owned by Scott Byrne.

(6)	Includes shares subject to outstanding stock options, as follows: Mr. Frydman — 18,000 shares; Mr. Throop — 16,000 shares; and Mr. Casey — 8,000 shares.

(7)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 19, 2002, as follows: Ms. Knell — 146,500 shares; Mr. Berger — 99,500 shares; and Mr. Castagnola — 70,000 shares.

(8)	Includes 485,500 shares subject to outstanding stock options exercisable during the 60-day period ending June 19, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2002	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL Sandra A. Knell, Executive Vice President and Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ THOMAS R. MCGUIRE* Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director	April 26, 2002

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President (Principal Financial and Principal Accounting Officer)	April 26, 2002

/s/ ROBERT S. THROOP* Robert S. Throop	Director	April 26, 2002

John W. Casey	Director	April 26, 2002

/s/ BEN A. FRYDMAN* Ben A. Frydman	Director	April 26, 2002

*By: /s/ SANDRA A. KNELL Sandra A. Knell, Attorney-in-Fact		April 26, 2002

S-1