Form 10-Q
period 2002-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2002-05-15
CIK 728303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9511

THE COAST DISTRIBUTION SYSTEM, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-2490990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Woodview Avenue, Morgan Hill, California	95037
(Address of principal executive offices)	(Zip Code)

(408) 782-6686
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed, since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,390,864 shares of Common Stock as of May 8, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,270	$1,001
Accounts receivable – net of allowances of $1,143 and $971, respectively	30,659	12,760
Inventories	31,606	32,356
Other current assets	2,485	1,980

Total current assets	66,020	48,097

PROPERTY, PLANT, AND EQUIPMENT—NET	2,402	2,137
OTHER ASSETS	9,152	10,002

	$77,574	$60,236

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$34	$26
Accounts payable – trade	16,333	10,603
Other current liabilities	2,170	2,241

Total current liabilities	18,537	12,870

LONG-TERM OBLIGATIONS
Secured note payable to bank	32,672	21,785
Other long-term liabilities	265	206

	32,937	21,991
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 20,000,000 shares authorized; 4,390,864 and 4,366,880 issued, respectively	16,837	16,823
Accumulated comprehensive loss	(976)	(968)
Retained earnings	10,239	9,520

	26,100	25,375

	$77,574	$60,236

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net sales	$38,197	$37,855
Cost of sales, including distribution costs	31,073	31,502

Gross profit	7,124	6,353
Selling, general and administrative expenses	5,346	5,782

Operating income	1,778	571
Other income (expense)
Interest	(331)	(662)
Other	1	15

	(330)	(647)

Income (loss) before income taxes	1,448	(76)
Income tax provision (benefit)	729	(28)

NET INCOME (LOSS)	$719	$(48)

Net income (loss) per share:
Basic	$0.16	$(0.01)

Diluted	$0.16	$(0.01)

Shares used in computing net income (loss) per share:
Basic	4,375,141	4,339,823
Diluted	4,418,986	4,339,823

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Three months ended March 31,
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$719	$(48)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	204	301
Changes in assets and liabilities:
Increase in accounts receivable	(17,899)	(19,096)
Decrease in inventories	750	400
Increase in prepaids and other current assets	(505)	(73)
Increase in accounts payable	5,730	11,113
Increase (decrease) in other current liabilities	(71)	643

Total adjustments	(11,791)	(6,712)

Net cash used in operating activities	(11,072)	(6,760)

Cash flows from investing activities:
Capital expenditures	(451)	(77)
Decrease in other assets	832	75

Net cash provided by (used in) investing activities	381	(2)

Cash flows from financing activities:
Net borrowings under line-of-credit agreement	10,887	7,370
Net borrowings (repayments) of other long-term debt	67	(451)
Issuance of common stock pursuant to employee stock option and purchase plans	14	24
Redemption of redeemable preferred stock of subsidiary	—	(48)

Net cash provided by financing activities	10,968	6,895
Effect of exchange rate changes on cash	(8)	(218)

NET INCREASE (DECREASE) IN CASH	269	(85)
Cash beginning of period	1,001	539

Cash end of period	$1,270	$454

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.
The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present the Company’s financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

2.
The Company’s business is seasonal and its results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three month periods ended March 31, 2002 and 2001, 486,500 and 758,500 common shares, respectively, issuable on exercise of stock options were excluded from the computation of diluted earnings per share, because their exercise prices were greater than the average market price of the Company’s common stock during these periods.

	Three Months Ended March 31,
	2002	2001
	(in thousands)
Numerator:
Net income (loss)	$719	$(48)
Denominator:
Weighted average shares outstanding	4,375	4,340
Dilutive effect of stock options	44	—

Denominator for diluted net income loss per share	4,419	4,340

4.
The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13. The office and warehouse leases expire over the next ten years and the equipment leases expire over the next four years.

The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2001 are as follows:

Year Ending December 31,	Equipment	Facilities	Total
		(In thousands)
2002	$319	$ 2,989	$ 3,308
2003	200	2,908	3,108
2004	—	2,077	2,077
2005	—	1,173	1,173
2006	—	1,141	1,141
Thereafter	—	2,638	2,638

	$519	$12,926	$13,445

5.
The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Net sales, by region, for the three months ended March 31 are as follows:

	For the Three Months Ended March 31,
	2002	2001
	In Thousands
USA	$31,098	$30,456
Canada	7,078	7,390
Other	21	9

	$38,197	$37,855

6.
Goodwill and Other Intangible Assets. As of January 1, 2002, the Company has adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statement of operations for the quarter ended March 31, 2002; whereas the Company’s statement of operations for the quarter ended March 31, 2001 does contain the charge for goodwill amortization expense taken last year.

The following is the Company’s disclosure of what reported net earnings and earnings per share would have been in all periods presented, exclusive of amortization expenses (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes to amortization periods for intangible assets that will continue to be amortized.

	Three Months Ended March 31,
	2002	2001
Net income (loss), as reported	$719,000	$(48,000)
Amortization, net of tax	—	120,000

Adjusted net income	$719,000	$72,000

Basic income (loss) per share, as reported	$0.16	$(0.01)
Change in amortization expense	—	0.03

Adjusted income per share	$0.16	$0.02

Diluted income (loss) per share, as reported	$0.16	$(0.01)
Change in amortization expense	—	0.03

Adjusted diluted income per share	$0.16	$0.02

SFAS 142 also requires the Company to perform a transitional impairment test to determine whether there is an indication that goodwill currently recorded is impaired as of January 1, 2002. To make such a determination, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002.

The Company has until June 30, 2002 to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

In the second step, the Company must compare the implied fair value of each reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in a business combination, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company’s statement of operations.

The Company has determined that it has a single reporting unit which consists of the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The Company not completed the first step in the transitional impairment test, which requires a determination of the fair value of that reporting unit, and has not determined what the effect of adopting SFAS 142 will be on the Company’s results of operations. As of January 1, 2002, the Company has $5,679,000 of net goodwill that is subject to the transitional impairment test.

7.
Accounts Receivable. The majority of the Company’s accounts receivable are due from RV dealers, recreational vehicle supply stores and independent boat dealers. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

8.	Comprehensive Income (Loss).

	Three Months Ended March 31,
	2002	2001

	(In thousands)
Net income (loss)	$719	$(48)
Change in accumulated foreign currency translation adjustment:	(8)	(218)

Comprehensive income (loss)	$711	$(266)

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND ESTIMATES

General

In accordance with generally accepted accounting principles, as applied in the United States (“GAAP”), we record assets at the lower of cost or fair value. In determining the fair value of such assets as accounts receivable, inventories, deferred income taxes and goodwill, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets. These include assumptions about such matters as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those estimates and assumptions are based on current information available to us at the time they are made. If there are material changes in future events and circumstances from those anticipated at the time we made our estimates and assumptions, GAAP will require us to adjust the earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of the assets involved.

Additionally, decisions of when adjustments of this nature should be made also sometimes requires an assessment or prediction of the effects on financial performance, or the duration, of new events or changes in circumstances. It is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for their effects to become recognizable or determinable.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” in the fair value of our assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or those write-downs are recorded. As a result, our judgments, estimates and assumptions about future events and circumstances can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products to or the provision of services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded primarily based on the nature, extensiveness and duration of those rights and its historical return experience.

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

Revenue Recognition and the Allowance for Product Returns.  We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with a limited right of return. We establish an allowance for potential returns which reduce the amounts of our reported sales, based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables.” The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic trends, which affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. For example, if the financial condition of the Company’s customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge against income, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

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

Allowance for Deferred Income Taxes.  We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards, to the extent they are available to offset or reduce our future income tax liability. At March 31, 2002 the amount of that asset totaled approximately $3 million, net of a valuation allowance of $120,000. Under applicable federal and state income tax laws and regulations, deferred tax assets relating to tax loss and tax credit carryforwards will expire if not used within specified time periods. Accordingly, the ability to use such assets depends on generating taxable income during those time periods. As a result, we establish a valuation allowance, which is applied as a reduction of the gross amount of that deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset. In determining the amount of that allowance, we consider current operating and economic trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

Long-Lived Assets.  Long-lived assets such as goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may be not be recoverable. Estimated undiscounted expected future cash flows are used to determine if an asset is impaired, in which case the carrying value of the asset would be reduced to fair value. Any resulting impairment would be recorded as a charge against income in the period in which the impairment was recorded. Beginning with our fiscal year ending December 31, 2002, however, we will be required to assess our goodwill for impairment based on the new standards established by SFAS No. 142. See Note 6 to our Condensed Consolidated Financial Statements included elsewhere in this Report. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. Under existing accounting standards, our assessment of goodwill indicated that no impairment existed as of December 31, 2001. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a charge to our earnings in fiscal 2002, the amount of which is not presently determinable.

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

RESULTS OF OPERATIONS

Factors Generally Affecting Sales of RV and Boating Products

We believe that we are one of the largest wholesale distributor of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats which affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

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

Net Sales.  Net sales increased by $342,000 or 0.9% in the first quarter of 2002 as compared to the corresponding period in 2001. We believe that this increase reflects both an improvement in consumer confidence and our progress in implementing our inventory management and deployment program, which has enabled us to improve our service levels to our customers.

Gross Margin.  Our gross margin increased to 18.7% of net sales in the three months ended March 31, 2002 from 16.8% in comparable quarter of 2001. This increase was due to (i) an overall reduction in the prices that we paid for the purchase of products from our suppliers and (ii) a reduction in freight-in costs, net of supplier allowances, associated with receiving product from our suppliers and redistributing it to our regional distribution centers. Those reductions, both in the prices we pay for products and in freight-in costs are largely attributable to cost savings from our inventory management and deployment system.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses decreased 7.6% or $438,000 to $5,346,000 in the first quarter of 2002 from $5,784,000 in the first quarter of 2001. As a percentage of net sales such expenses declined to 14.0% in the quarter ended March 31, 2002 from 15.3% in the same quarter of 2001. This decrease was due primarily to our continuing cost containment efforts, including reductions in labor costs that resulted from reductions in both the number of employees and in salaries. Also contributing to the reduction in SG & A expenses was a reduction in marketing and computer expenses.

Operating Income.  The increase in operating income in 2002 was due to the combined effects of the increases in sales and gross margin and the reductions in selling, general and administrative expenses.

Interest Expense. During the first quarter of 2002, interest expense declined by $331,000, or 50%, as compared to 2001. This decrease was the result of declines in the rate of interest charged due to declining market rates of interest since the end of the first quarter of 2001 and decreases in average long-term borrowings during the quarter ended March 31, 2002.

Income Taxes. Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. We expect our effective tax rate to remain at these levels during the foreseeable future.

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

At April 30, 2002, outstanding bank borrowings totaled $32,600,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. Our revolving credit facility expires on May 31, 2003. As a result, commencing in the second quarter of 2002, our bank borrowings, which are currently classified as a long term liability, will have to be reclassified as a short term liability until such time as we are able to obtain a new long term credit facility.

We believe that we have good relations with our bank lender and we believe we will be able to obtain a renewal or extension of our existing credit agreement with our current lender or obtain a new credit facility with a new lender. If, however, our operating results should deteriorate, or economic conditions or conditions in the credit markets were to worsen, our costs of borrowings could increase in 2003, or we could experience difficulties renewing our existing or obtaining a new credit facility.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See “Seasonality and Inflation” below.

The implementation of our inventory management program has allowed us to reduce our inventory and accounts payable and borrowings at March 31, 2002 as compared to March 31, 2001.

Capital expenditures, primarily for computer enhancements and warehouse equipment, were $451,000 in the first quarter of 2002 and $77,000 in the corresponding quarter of 2001. We currently anticipate that we will be making additional capital expenditures during the balance of this year primarily for warehouse improvements as part of our new inventory management system.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company’s Interim Condensed Consolidated Financial Statements included elsewhere in this report.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of March 31, 2002, we had outstanding $32.7 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 2002, there were no such agreements outstanding.

Approximately 25% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

Forward Looking Information

This Report contains forward-looking information which reflects our current views of future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to, the effect on future performance of changing product supply relationships in our markets and the uncertainties created by those changes; the potential for increased price competition; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that the Company sells. Due largely to the current political uncertainties in the Middle East, gasoline prices have risen somewhat in the past several weeks and the possibility exists that gasoline prices could increase even more. Based on past experience, should that occur, the usage of RVs and boats could decline significantly and that would have a particularly adverse effect on our operating results. For information concerning these and other factors and risks, see the foregoing discussion in this section of this Report titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Annual Report on Form 10K for the fiscal year ended December 31, 2001. Due to such uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)    Exhibits.

None

(b)    Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 14, 2002	By:	/s/ SANDRA A. KNELL
Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1