Form 10-Q
period 2002-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2002-08-13
CIK 728303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the transition period from to

Commission File Number 1-9511

THE COAST DISTRIBUTION SYSTEM, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE	94-2490990

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

350 Woodview Avenue, Morgan Hill, California	95037
(Address of principal executive offices)	(Zip Code)

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

4,390,864 shares of Common Stock as of August 1, 2002

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands)
	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,165	$1,001
Accounts receivable – net of allowances of $1,125 and $971, respectively	24,131	12,760
Inventories	31,431	32,356
Other current assets	1,616	1,980

Total current assets	58,343	48,097
PROPERTY, PLANT, AND EQUIPMENT—NET	2,574	2,137
OTHER ASSETS	8,900	10,002

	$69,817	$60,236

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$35	$26
Accounts payable – trade	9,824	10,603
Other current liabilities	2,052	2,241

Total current liabilities	11,911	12,870

LONG-TERM OBLIGATIONS
Secured note payable to bank	30,696	21,785
Other long-term liabilities	257	206

	30,953	21,991

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 20,000,000 shares authorized; 4,390,864 and 4,366,880 issued, respectively	16,837	16,823
Accumulated comprehensive loss	(732)	(968)
Retained earnings	10,848	9,520

	26,953	25,375

	$69,817	$60,236

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net sales	$44,885	$40,273	$83,082	$78,128
Cost of sales, including distribution costs	37,803	34,463	68,876	65,969

Gross profit	7,082	5,810	14,206	12,159
Selling, general and administrative expenses	5,535	6,153	10,881	11,935

Operating income (loss)	1,547	(343)	3,325	224
Other income (expense)
Interest	(462)	(711)	(793)	(1,373)
Other	(11)	32	(10)	48

	(473)	(679)	(803)	(1,325)

Income (loss) before income taxes	1,074	(1,022)	2,522	(1,101)
Income tax provision (benefit)	465	(289)	1,194	(318)

NET INCOME (LOSS)	$609	$(733)	$1,328	$(783)

Net income (loss) per share:
Basic	$0.14	$(0.17)	$0.30	$(0.18)

Diluted	$0.14	$(0.17)	$0.30	$(0.18)

Shares used in computing net income (loss) per share:
Basic	4,390,864	4,366,890	4,383,046	4,353,432
Diluted	4,509,975	4,366,890	4,464,524	4,353,432

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Six months ended June 30,
(Unaudited)

	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,328	$(783)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	400	645
Changes in assets and liabilities:
Increase in accounts receivable	(11,371)	(13,965)
Decrease (increase) in inventories	925	(3,837)
Decrease (increase) in prepaids and other current assets	364	(49)
Increase (decrease) in accounts payable	(779)	9,333
Decrease in other current liabilities	(189)	(54)

Total adjustments	(10,650)	(7,927)

Net cash used in operating activities	(9,322)	(8,710)
Cash flows from investing activities:
Capital expenditures	(823)	(154)
Decrease in other assets	1,088	381

Net cash provided by investing activities	265	227
Cash flows from financing activities:
Net borrowings under line-of-credit agreement	8,911	8,942
Net borrowings (repayments) of other long-term debt	60	(3)
Issuance of common stock pursuant to employee stock option and purchase plans	14	23
Redemption of redeemable preferred stock of subsidiary	—	(48)

Net cash provided by financing activities	8,985	8,914
Effect of exchange rate changes on cash	236	(60)

NET INCREASE IN CASH	164	371
Cash beginning of period	1,001	539

Cash end of period	$1,165	$910

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.
The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (“GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2002 and the results of its operations and cash flows for the three and six months ended June 30, 2002 and 2001. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2001 and additional information regarding those policies is set forth in Item 2 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.
The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected in the subsequent quarters of or for the full year ending December 31, 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.
Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six month periods ended June 30, 2002, 430,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods. For the three and six month periods ended June 30, 2001, a total of 751,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Numerator:
Net income (loss)	$609	$(733)	$1,328	$(783)
Denominator:
Weighted average shares outstanding	4,391	4,367	4,383	4,353
Dilutive effect of stock options	119	—	82	—

Denominator for diluted net income loss per share	4,510	4,367	4,465	4,353

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

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

5.
The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Net sales, by region, for the three and six months ended June 30 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
USA	$37,498	$33,365	$68,596	$63,821
Canada	7,383	6,903	14,461	14,293
Other	4	5	25	14

	$44,885	$40,273	$83,082	$78,128

6.
Goodwill and Other Intangible Assets.    On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the three and six months ended June 30, 2002; whereas the Company’s statements of operations for the three and six months ended June 30, 2001 do contain charges for goodwill amortization expense.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Note 6 (continued)

Had amortization of goodwill been discontinued at December 31, 2000, rather than at December 31, 2001, the reported net earnings (loss) and earnings (loss) per share for the three and six month periods ended June 30, 2002 and 20001, respectively, would have been as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss), as reported	$609	$(733)	$1,328	$(783)
Amortization, net of tax	—	121	—	241

Adjusted net income (loss)	$609	$(612)	$1,328	$(542)

Basic income (loss) per share, as reported	$0.14	$(0.17)	$0.30	$(0.18)
Change in amortization expense	—	0.03	—	0.06

Adjusted income (loss) per share	$0.14	$(0.14)	$0.30	$(0.12)

Diluted income (loss) per share, as reported	$0.14	$(0.17)	$0.30	$(0.18)
Change in amortization expense	—	0.03	—	0.06

Adjusted diluted income (loss) per share	$0.14	$(0.14)	$0.30	$(0.12)

SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined that it has a single reporting unit which consists of the distribution of replacement parts, accessories and supplies for recreational vehicles and boats.

The Company completed the first step of the transitional impairment test required by SFAS 142 during the quarter ended June 30, 2002. This required the Company to assess the fair value of the Company and compare that value to its shareholders’ equity. In determining fair value, the Company considered the guidance in SFAS 142, including the Company’s market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, there is an indication that some or possibly all of the recorded goodwill, which totaled $6,280,000 as of January 1, 2002, may be impaired.

The Company is in the process of completing the second step of the transitional impairment analysis. This step requires the Company to compare, using January 1, 2002 amounts, the implied fair value of the recorded goodwill, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill. This second step is required to be completed as soon as possible, but no later than December, 31, 2002. Any transitional impairment will be recognized as a cumulative effect of a change in accounting principle, and the amount of that impairment will be recorded, as a non-cash charge, in the Company’s statements of operations. Such a charge would not affect the Company’s tangible net worth and it is not expected to adversely affect its business operations or cash flows.

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

8.    Comprehensive Income (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands)
Net income (loss)	$609	$(733)	$1,328	$(783)
Change in accumulated foreign currency translation adjustment:	244	158	236	(60)

Comprehensive income (loss)	$853	$(575)	$1,564	$(843)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

It also is our practice to establish reserves or allowances against which we are able to charge downward adjustments or “write-downs” in the fair value of certain of our assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for excess or obsolete inventory. Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statements of operations in the periods when those reserves or allowances are established or those write-downs are recorded. As a result, our judgments, estimates and assumptions about future events and circumstances can affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to provide services to a customer and the circumstances under which a customer would be entitled to return the products or reject, or adjust the payment for, services. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded primarily based on the nature, extensiveness and duration of those rights and its historical product return experience.

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

Accounts Receivable and the Allowance for Doubtful Accounts.    In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables.” The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic trends, which affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are revised each period, and changes are recorded in the period they become known. For example, if the financial condition of any customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge against income, an increase in the allowance will cause a decline in our operating results in the period when the increase is recorded.

Reserve for Excess and Obsolete Inventory.    Inventories are valued at the lower of cost (first-in, first-out) or market and are reduced by an allowance for excess, slowing moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates concerning future economic conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes.    We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards, to the extent they are available to offset or reduce our future income tax liability. At June 30, 2002 the amount of that asset totaled approximately $3 million, net of a valuation allowance of $120,000. Under applicable federal and state income tax laws and regulations, deferred tax assets relating to tax loss and tax credit carryforwards will expire if not used within specified time periods. Accordingly, the ability to use such assets depends on generating taxable income during those time periods. As a result, we establish a valuation allowance, which is applied as a reduction of the gross amount of that deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset. In determining the amount of that allowance, we consider current operating and economic trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

Long-Lived Assets.    Long-lived assets such as goodwill and intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value may be not be recoverable. Generally, estimated undiscounted expected future cash flows have been used to determine if an asset is impaired, in which case the carrying value of the asset would be reduced to fair value. Any resulting impairment would be recorded as a charge against income in the period in which the impairment was recorded. However, beginning with our current fiscal year ending December 31, 2002, we will be required to assess our goodwill for impairment based on the new standards established by SFAS No. 142, which will require such assessments to be made on the basis of the fair values of the assets of our reporting units, as defined in SFAS 142, rather than on the basis of undiscounted cash flows. See Note 6 to our Condensed Consolidated Financial Statements included elsewhere in this Report. We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards. In the event our analysis under the new standards indicates this goodwill is impaired, we will be required to record a non-cash charge on our income statement in the amount of the impairment, which could be as much as $6,280,000, as a “cumulative effect of a change in accounting principle” for the quarter in which such determination is made. Such a charge would not reduce our tangible net worth and we do not expect that it would have an adverse effect our business operations or cash flows.

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

RESULTS OF OPERATIONS

Factors Generally Affecting Sales of RV and Boating Products

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”) and for boats in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats which affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. Weather conditions also affect the usage of RVs and boats (see “Seasonality and Inflation” below). Additionally, actual (or even threatened) shortages in the supply and increases in the prices of gasoline can lead to declines in the usage and purchases of RVs and boats. As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, which affect the availability and affordability of financing for purchases of RVs and boats, increases in gasoline prices which adversely affect the costs of using RVs and boats, and adverse weather conditions.

Net Sales.    Net sales increased by $4,612,000 or 11.5% in the second quarter and $4,954,000 or 6.3% in the six months ended June 30, 2002 as compared to the corresponding periods in 2001. We believe that these increases reflect an improvement in consumer confidence and our progress in implementing our inventory management and deployment program, which has enabled us to improve our service levels to our customers and thereby increase our share of RV After-Market sales.

Gross Margin.    Our gross margin increased to 15.8% of net sales in the three months and 17.1% in the six months ended June 30, 2002 from 14.4% and 15.6%, respectively, in the comparable periods of 2001. These increases were due to (i) an overall reduction in the prices that we paid for the purchase of products from our suppliers and (ii) a reduction in freight-in costs, net of supplier allowances, associated with receiving product from our suppliers and redistributing it to our regional distribution centers. Those reductions, both in the prices we pay for products and in freight-in costs, are largely attributable to our inventory management and deployment system.

Selling, General and Administrative Expenses.    Our selling, general and administrative (“SG&A”) expenses decreased in the quarter and six months ended June 30, 2002 by $618,000, or 10.0%, and $1,054,000, or 8.9%, respectively, as compared to the corresponding periods of 2001. As a percentage of net sales, such expenses declined to 12.3% and 13.1% in the quarter and six months ended June 30, 2002, respectively, from 16.0% and 15.3%, respectively, in the corresponding periods of 2001. These decreases were due primarily to our continuing cost containment efforts, including reductions in labor costs that resulted from reductions in both the number of employees and in salaries. Also contributing to the reduction in SG&A expenses was a reduction in marketing and computer expenses.

Operating Income.    The increase in operating income in 2002 was due to the combined effects of the increases in sales and gross margin and the reductions in selling, general and administrative expenses.

Interest Expense.    Interest expense declined by $249,000, or 35%, and by $580,000, or 42%, in the quarter and six months ended June 30, 2002, from the corresponding periods of 2001. These decreases were the result of declines in the rate of interest charged due to declining market rates of interest since 2001 and reductions in average long-term borrowings during the quarter and six months ended June 30, 2002 that were made possible in large part by our inventory management and deployment system.

Income Taxes.    Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. We expect our effective tax rate to remain at these levels during the foreseeable future.

Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of the revolving credit facility, which expires in May 2005, we may borrow up to the lesser of (i) $40,000,000 with seasonal reductions ranging from $30,000,000 to $35,000,000 between August 1 and February 28 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 1.25% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 3.0 percent.

At July 31, 2002, outstanding bank borrowings totaled $26,700,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See “Seasonality and Inflation” below.

The implementation of our inventory management program has enabled us to reduce our inventories, accounts payable and bank borrowings by $5.7 million, $5.6 million and $5.0 million, respectively, at June 30, 2002 as compared to June 30, 2001.

Capital expenditures, primarily for computer enhancements, telephone and warehouse equipment, were $823,000 in the six months ended June 30, 2002 as compared to $154,000 in the corresponding six months of 2001. We have no commitments for capital expenditures as of June 30, 2002 and we do not currently anticipate any significant capital additions in the next twelve months. Our bank line of credit facility limits our capital additions to $1,400,000 for the year ending December 31, 2002 and $1,000,000 per year thereafter.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations or cash flows. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of June 30, 2002, approximately $30.7 million of bank borrowings were outstanding under our revolving credit facility.

To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2002, there were no such agreements outstanding.

Approximately 20% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

Forward Looking Information

This Report contains forward-looking information which reflects our current views and expectations or beliefs about our future financial performance. The forward-looking information is subject to certain risks and uncertainties, including, but not limited to the following: The effect on future performance of changing product supply relationships in our markets and the uncertainties created by those changes, which could reduce sales and margins; the potential for increased price competition within our markets that would necessitate price reductions and, therefore, have the effect of reducing sales and margins; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that could result in reductions in the usage and of RVs and boats and therefore in our sales. Due largely to the current political uncertainties in the Middle East, gasoline prices have risen somewhat in the past few months and the possibility exists that gasoline prices could increase even more in the future. Based on past experience, should that occur, the usage of RVs and boats could decline significantly and that would have a particularly adverse effect on our sales and operating results. For information concerning these and other factors and risks, see the foregoing discussion in this section of this Report titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Annual Report on Form 10-K for the fiscal year ended December 31, 2001. Due to these and other uncertainties and risks, readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

PART II—OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)  Exhibits.

Exhibit 99.1         Certification of Chief Executive Officer
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2         Certification of Chief Financial Officer
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 12, 2002
By:    /s/     SANDRA A. KNELL

    Sandra A. Knell
    Executive Vice President and Chief Financial Officer

S-1

Index to Exhibits

Exhibit No	Description of Exhibit
99.1	Certification of Chief Executive Officer pursuant to Section 906 13, of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1