Form 10-Q
period 2002-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2002-11-13
CIK 728303

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

4,390,864 shares of Common Stock as of October 28, 2002.

PART I — FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,225	$1,001
Accounts receivable – net of allowances of $1,277 and $971, respectively	13,165	12,760
Inventories	34,360	32,356
Other current assets	1,595	1,980

Total current assets	50,345	48,097
PROPERTY, PLANT, AND EQUIPMENT—NET	2,595	2,137
OTHER ASSETS	8,429	10,002

	$61,369	$60,236

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$59	$26
Accounts payable – trade	7,524	10,603
Other current liabilities	2,063	2,241

Total current liabilities	9,646	12,870
LONG-TERM OBLIGATIONS
Secured note payable to bank	24,182	21,785
Other long-term liabilities	359	206

	24,541	21,991
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 5,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 20,000,000 shares authorized; 4,390,864 and 4,366,880 issued and outstanding, respectively	16,837	16,823
Accumulated comprehensive loss	(955)	(968)
Retained earnings	11,300	9,520

	27,182	25,375

	$61,369	$60,236

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net sales	$39,514	$35,886	$122,596	$114,014
Cost of sales, including distribution costs	32,901	31,484	101,777	97,453

Gross profit	6,613	4,402	20,819	16,561
Selling, general and administrative expenses	5,604	5,705	16,485	17,640

Operating income (loss)	1,009	(1,303)	4,334	(1,079)
Other income (expense)
Interest	(328)	(542)	(1,121)	(1,915)
Other	—	1,296	(10)	1,344

	(328)	754	(1,131)	(571)

Income (loss) before income taxes	681	(549)	3,203	(1,650)
Income tax provision (benefit)	229	(95)	1,423	(413)

NET INCOME (LOSS)	$452	$(454)	$1,780	$(1,237)

Net income (loss) per share:
Basic	$0.10	$(0.10)	$0.41	$(0.28)

Diluted	$0.10	$(0.10)	$0.40	$(0.28)

Shares used in computing net income (loss) per share:
Basic	4,390,864	4,366,880	4,385,681	4,357,964
Diluted	4,507,431	4,366,880	4,478,856	4,357,964

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Nine months ended September 30,
(Unaudited)

	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,780	$(1,237)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	619	975
Gain on sale of property and equipment	—	(1,163)
Changes in assets and liabilities:
Increase in accounts receivable	(405)	(1,548)
Decrease (increase) in inventories	(2,004)	2,449
Decrease (increase) in prepaids and other current assets	385	(89)
Increase (decrease) in accounts payable	(3,079)	1,389
Decrease in other current liabilities	(145)	(188)

Total adjustments	(4,629)	1,825

Net cash provided by (used in) operating activities	(2,849)	588
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	2,688
Capital expenditures	(1,056)	(366)
Decrease in other assets	1,552	610

Net cash provided by investing activities	496	2,932
Cash flows from financing activities:
Net borrowings (repayments) under line-of-credit agreement	2,397	(1,892)
Net borrowings (repayments) of other long-term debt	153	(1,214)
Issuance of common stock pursuant to employee stock option and purchase plans	14	23
Redemption of redeemable preferred stock of subsidiary	—	(48)

Net cash provided by (used in) financing activities	2,564	(3,131)
Effect of exchange rate changes on cash	13	(254)

NET INCREASE IN CASH	224	135
Cash beginning of period	1,001	539

Cash end of period	$1,225	$674

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2002 and the results of its operations and cash flows for the three and nine months ended September 30, 2002 and 2001.  The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2001.

2.

The Company’s business is seasonal and its results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  For the three and nine month periods ended September 30, 2002, a total of 430,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods.  For the three and nine month periods ended September 30, 2001, a total of 751,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive due to the net losses incurred in those periods.

Numerator:	(In thousands)
Net income (loss)	$452	$(454)	$1,780	$(1,237)
Denominator:
Weighted average shares outstanding	4,391	4,367	4,386	4,358
Dilutive effect of stock options	116	—	93	—

Denominator for diluted net income loss per share	4,507	4,367	4,479	4,358

4.

The Company leases its corporate offices, warehouse facilities and data processing equipment.  Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13.  The office and warehouse leases expire over the next ten years and the equipment leases expire over the next two years.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.

The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats.  Net sales, by region, for the three and nine months ended September 30 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands)
USA	$33,163	$30,339	$101,759	$94,160
Canada	6,347	5,537	20,808	19,829
Other	4	10	29	25

	$39,514	$35,886	$122,596	$114,014

6.

Goodwill and Other Intangible Assets.  As of January 1, 2002, the Company adopted SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”).  In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 1, 2002.  As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of income for the three and nine months ended September 30, 2002; whereas the Company’s statement of operations for the three and nine months ended September 30, 2001 does contain charges for goodwill amortization expense.

The following is the Company’s disclosure of what reported net earnings and earnings per share would have been in all periods presented, exclusive of amortization expenses (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes to amortization periods for intangible assets that will continue to be amortized:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(In thousands, except per share amounts)
Net income (loss), as reported	$452	$(454)	$1,780	$(1,237)
Amortization, net of tax	—	120	—	361

Adjusted net income (loss)	$452	$(334)	$1,780	$(876)

Basic income (loss) per share, as reported	$0.10	$(0.10)	$0.41	$(0.28)
Change in amortization expense	—	0.03	—	0.08

Adjusted income (loss) per share	$0.10	$(0.07)	$0.41	$(0.20)

Diluted income (loss) per share, as reported	$0.10	$(0.10)	$0.40	$(0.28)
Change in amortization expense	—	0.03	—	0.08

Adjusted diluted income (loss) per share	$0.10	$(0.07)	$0.40	$(0.20)

SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the goodwill to its carrying amount.  Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units.  The Company has determined that it has a single reporting unit which consists of the distribution of replacement parts, accessories and supplies for recreational vehicles and boats.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The Company completed the first step of the transitional impairment test required by SFAS 142 during the quarter ended June 30, 2002.  This required the Company to assess the fair value of the Company and compare that value to its stockholders’ equity.  In determining fair value, the Company considered the guidance in SFAS 142, including the Company’s market capitalization, control premiums, discounted cash flows and other indicators of fair value.  Based on this analysis, there is an indication that some or possibly all of the recorded goodwill, which totaled $6,280,000 as of January 1, 2002, may be impaired.

The Company is in the process of completing the second step of the transitional impairment analysis.  This step requires the Company, using January 1, 2002 amounts, to compare the implied fair value of the recorded goodwill, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill.  Any excess of the carrying value of the goodwill over its implied fair value will be recognized as a cumulative effect of a change in accounting principle, and the amount of that impairment will be recorded as a non-cash charge in the Company’s statements of operations.  Such a charge would not affect the Company’s tangible net worth and it is not expected to adversely affect its business operations or cash flows.

7.

Accounts Receivable.  The majority of the Company’s accounts receivable are due from RV dealers, recreational vehicle supply stores and independent boat dealers.  Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments.  Management regularly evaluates the allowance for doubtful accounts.  Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries.  If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

8.	Comprehensive Income (Loss).

	Three Months Ended September 30, 2002		Nine Months Ended September 30,

	2002	2001	2002	2001

	(in thousands)
Net income (loss)	$452	$(454)	$1,780	$(1,237)
Change in accumulated foreign currency translation adjustment:	(223)	(194)	13	(254)

Comprehensive income (loss)	$229	$(648)	$1,793	$(1,491)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND ESTIMATES

          General

          In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record assets at the lower of cost or fair value.  In determining the carrying value of such assets as accounts receivable, inventories, deferred income taxes and goodwill, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets.  These include assumptions about such matters as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods.  Those estimates and assumptions are based on current information available to us at the time they are made.  If there are material changes in events or circumstances from those anticipated at the time we made our estimates and assumptions, GAAP will require us to adjust the earlier estimates that are affected by those changes.  Any downward adjustments are commonly referred to as “write-downs” of the assets involved.

          Additionally, decisions of when adjustments of this nature should be made also sometimes require an assessment or prediction of the effects on financial performance, or the duration, of new events or changes in circumstances.  It is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for their effects to become recognizable or determinable.

          It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” in the carrying value of our assets.  Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence.  Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or those write-downs are recorded. With respect to other assets we write down their fair market value directly, by a charge against income, upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair market value.  As a result, our judgments, estimates and assumptions about future events and circumstances can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

          Under GAAP, most businesses also must make estimates or judgments regarding the amounts at which and the periods during which sales are recorded.  Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products to or the provision of services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services.  Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP may require that a reserve or allowance be established for product returns by means of a reduction in the amount at which sales are recorded, primarily based on the nature, extensiveness and duration of those rights and its historical return experience.

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

          Revenue Recognition and the Allowance for Product Returns.  We recognize revenue from the sale of a product upon its shipment to the customer.  We provide our customers with a limited right of return.  We establish an allowance for potential returns which reduces the amounts of our reported sales, based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

          Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records.  We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables.”  The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic trends, which affect the ability of customers to keep their accounts current.  Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known.  For example, if the financial condition of the Company’s customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required.  Additionally, charges against the allowance may necessitate that additions be made from time to time to replenish the reserve.  Since the allowance is created by recording a charge against income, an increase in or additions to the allowance will cause a decline in our operating results in the period when the increase or additions are made.

          Reserve for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost (first-in, first-out) or market and are reduced by charging an allowance established for excess and slowing moving or obsolete inventories.  The amount of the allowance is determined on the basis of historical experience with different product lines, estimates concerning future economic conditions and estimates of future sales.  If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance.  Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors.  Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

          Allowance for Deferred Income Taxes.  We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards, to the extent they are available to offset or reduce our future income tax liability.  At September 30, 2002, the amount of that asset totaled approximately $2.9 million, net of a valuation allowance of $120,000.  Under applicable federal and state income tax laws and regulations, deferred tax assets relating to tax loss and tax credit carryforwards will expire if not used within specified time periods.  Accordingly, the ability to use such assets depends on generating taxable income during those time periods.  As a result, we establish a valuation allowance, which is applied as a reduction of the gross amount of that deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset.  In determining the amount of that allowance, we consider current operating and economic trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate.  Currently, available evidence leads us to believe that it is more likely than not that we will be able to utilize the deferred tax asset that is recorded in our financial statements.  However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset.  That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

          Long-Lived Assets.  Until the current fiscal year, long-lived assets such as goodwill and intangible assets were reviewed for impairment when events or circumstances indicated that the carrying value might be not be recoverable.  Estimated undiscounted expected future cash flows were used to determine if an asset was impaired, in which case the carrying value of the asset would be reduced to fair value.  Any resulting impairment would be recorded as a charge against income in the period in which the impairment was recorded.  Beginning with our current fiscal year ending December 31, 2002, however, we are required to assess our goodwill for impairment based on the new standards established by SFAS No. 142.  See Note 6 to our Condensed Consolidated Financial Statements included elsewhere in this Report.  We will not be able to determine the full effect of these new standards on our financial position or our results of operations until we are able to complete our impairment analysis using the new standards.  Under previously applicable accounting standards, our assessment of goodwill indicated that no impairment existed as of December 31, 2001.  Based on the analysis that we have made to date under the new standards there is an indication that goodwill is impaired and, as a result, it is likely that we will be required to record a non-cash charge to our earnings in fiscal 2002, as a cumulative effect of a change in accounting principle, the amount of which is not presently determinable, but which could be as much as $6,280,000. Such a charge would reduce reported income (or increase any loss) in the fourth quarter of 2002; however, because it would be a non-cash charge, it would not affect the Company’s tangible net worth and is not expected to affect the Company’s business or financial position.

          Foreign Currency Translation.  The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency.  Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period.  Revenues and expenses are translated into US dollars at the average exchange rate for the reporting period.  Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive income (loss).  Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

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

          Net Sales.  Net sales increased by $3,628,000 or 10.1% in the third quarter, and by $8,582,000 or 7.5% in the nine months, ended September 30, 2002 as compared to the corresponding periods in 2001.  We believe that these increases reflect an improvement in consumer confidence, increased purchases and usage of RVs and, therefore, increased purchases of our products, and our progress in implementing our inventory management and deployment program, which has enabled us to improve our service levels to our customers.

          Gross Margin.  Our gross margin increased to 16.7% of net sales in the three months, and 17.0% in the nine months, ended September 30, 2002 from 12.3% and 14.5%, respectively, in the comparable periods of 2001.  These increases were due to (i) an overall reduction in the prices that we paid for products purchased from our suppliers due to volume purchases, (ii) a reduction in freight-in costs, net of supplier allowances, associated with receiving product from our suppliers and redistributing it to our regional distribution centers, (iii) a reduction in warehouse labor costs as a percentage of net sales due to their relatively fixed nature of such costs as compared to our net sales, and (iv) a reduction in shipping costs as a percentage of net sales due to improved fill rates to our customers.  These reductions are largely attributable to our inventory management and deployment system.

          Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses decreased in the quarter and nine months ended September 30, 2002 by $100,000, or 1.8%, and $1,156,000, or 6.6%, respectively, as compared to the corresponding periods of 2001.  These decreases were due primarily to our continuing cost containment efforts, including reductions in labor costs that resulted from reductions in both the number of employees and in salaries.  Also contributing to the reduction in SG&A expenses was a reduction in marketing and computer expenses and the elimination of the amortization of goodwill resulting from the implementation of SFAS 142.

          Operating Income.  Operating income increased by $2,312,000 in the quarter, and by $5,413,000 in the nine months, ended September 30, 2002, as compared to the respective corresponding periods of 2001, due to the combined effects of the increases in sales and gross margin and the reductions in SG&A expenses.

          Interest Expense.  Interest expense declined by $194,000, or 36%, and by $783,000, or 41%, in the quarter and nine months ended September 30, 2002, from the respective corresponding periods of 2001.  These decreases were the result of declines in the average rate of interest charged due to declining market rates of interest during 2001 and decreases in average long-term borrowings outstanding during the quarter and nine months ended September 30, 2002, made possible by increases in internally generated cash flows.

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

          At October 31, 2002, outstanding bank borrowings totaled $22,400,000.  Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

          We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. “Seasonality and Inflation” below.   However, during the current fiscal year we continued to increase inventories in the third quarter as well, in response to increased product demand.  We also were able to use internally generated cash flow to speed up the payment of our accounts payable and thereby take advantage of supplier discounts.

          Although our sales increased 10% during the quarter ended September 30, 2002 as compared to the same period of 2001, our accounts receivable balance declined by $1,379,000 or 9.5% at September 30, 2002  as compared to our accounts receivable balance at September 30, 2001.  This decline was due primarily to an acceleration in our accounts receivable collections.

          During the third quarter of 2001 we sold our Portland, Oregon distribution facility, which generated $2,669,000 of cash for us, net of selling expenses.  We have leased a smaller facility in nearby Wilsonville, Oregon.

          Capital expenditures, primarily for computer enhancements, telephone and warehouse equipment, were $1,056,000 in the nine months ended September 30, 2002 and $366,000 in the corresponding nine months of 2001.

          We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases.  Our future lease commitments are described in Note 4 of Notes to the Company’s Interim Condensed Consolidated Financial Statements included elsewhere in this report.

          We believe that borrowings under our revolving bank credit facility and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months and we do not currently anticipate any material changes in the cash requirements of our business or in the sources of funds for our operations.

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

Forward Looking Information and Risks and Uncertainties Regarding Future Financial Performance

          This Report contains statements regarding our expectations and beliefs about our future financial performance (including forecasts and statements concerning business trends and future profitability) that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.  Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, or to rely on historical operating results, to predict future financial performance, because actual results in the future may differ materially, depending on the effect of a number of risks and uncertainties.  Those risks and uncertainties include, but are not limited to: the possibility of increased price competition within the Company’s distribution channels; possible changes in economic conditions, prevailing interest rates or gasoline prices, or the occurrence of unusually severe weather conditions, that can affect both the purchase and usage of RVs and boats and which, in turn, affects purchases by consumers of the products that the Company sells; the possibility that economic conditions will not improve significantly or that interest rates will increase, causing consumers to reduce discretionary spending which can result in reduced sales; the potential for increases in gasoline prices due to, among other things, political conditions in the Middle East, which could reduce usage of RV’s and pleasure boats and hence the purchase of the products we distribute; the possibility of changes in the structure of relationships between manufacturers, distributors and retailers within our industry, which could create supply problems and operating costs or lead to increased competition; and the possibility of a West Coast dockworkers strike or lockout that could hurt sales or increase shipping costs of products obtained from Asian suppliers. For information concerning some of these and other factors and risks, see the foregoing discussion in the section of this Report titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

          The Company undertakes no obligation to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations.  As of September 30, 2002, we had outstanding $24.2 million under our revolving credit facility.

          To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt.  We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

          We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations.  The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized.  We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged.  As of September 30, 2002, there were no such agreements outstanding.

          Approximately 12% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements.  Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant

ITEM 4.	CONTROLS AND PROCEDURES

          Within the past 90 days we carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART II—OTHER INFORMATION

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Our Annual Meeting of Stockholders was held on August 15, 2002.  At the Meeting, stockholders voted on (i) the election of one Class II director to serve for a term of three years, and (ii) a proposed amendment to the Company’s Certificate of Incorporation to reduce the authorized number of shares of Common Stock from 20 million shares to 10 million shares and the authorized number of shares of Preferred Stock from 5 million shares to 2 million shares.

          Election of Directors.  The candidate nominated by the Board of Directors, John W. Casey, was the only person nominated for election as a Class II Director at the Meeting and his election was uncontested. Set forth below are the number of votes cast for his election and the number withheld. As the election was uncontested, there were no broker non-votes.

Nominee	Votes “For”	Votes “Withheld”

John W. Casey	3,862,142	218,753

          Reduction in the Authorized Number of Shares.  The amendment to the Certificate of Incorporation reducing the authorized number of the Company’s shares to 10 million shares of Common Stock and 2 million shares of Preferred Stock was approved by the following vote of the Company's stockholders:

Votes “For”	Votes “Against”	Votes “Abstaining”	Broker Non-Votes

2,435,426	12,584	8,969	1,623,916

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)	Exhibits.

	Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

None

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 12, 2002	By:	/s/ SANDRA A. KNELL

Sandra A. Knell Executive Vice President and Chief Financial Officer

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Thomas R. McGuire, Chief Executive Officer of The Coast Distribution System, Inc. certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Coast Distribution System, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ THOMAS R. MCGUIRE

Thomas R. McGuire Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER
UNDER
SECTION 302 OF THE SARBANES-OXLEY ACT

I, Sandra A. Knell, Chief Financial Officer of The Coast Distribution System, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Coast Distribution System, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ SANDRA A. KNELL

Sandra A. Knell Chief Financial Officer

Index to Exhibits

Exhibit No	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 13, of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1