Form 10-K
period 2002-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2003-03-28
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).
 Yes ☐    No ☑

The aggregate market value of the outstanding shares of Common stock held by non-affiliates of Registrant as of June 28, 2002, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $10,445,000.

As of March 11, 2003, a total of 4,390,864 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2003.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10K

FOR THE YEAR ENDED DECEMBER 31, 2002

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trend in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Certain Factors That Could Affect Future Performance” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply more than 25,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note H to the Consolidated Financial Statements of the Company, contained elsewhere in this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada. Our customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“After-Market Customers”), who resell the products they purchase from us, at retail, to consumers that own or use RVs and boats.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers (“proprietary products”). These proprietary products are marketed by us under our own brand-names in competition with brand name products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for functionally equivalent brand name products. For additional information regarding our proprietary products, see the Section of this Part I of this Report entitled “PRODUCTS— Proprietary Products”.

In an effort to improve our customer service levels and optimize our inventory levels, in late 2000 we began the implementation of a new and ambitious inventory management and deployment program. This program was designed to enable us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, reduce our inventory levels and improve service levels to our customers. Our costs of doing business increased and service levels did suffer during the implementation phase of this program. However, this program enabled us, beginning in fiscal 2002, to increase our gross margins through vendor price concessions and freight reimbursements, to reduce our operating expenses and, at the same time, to improve the level and responsiveness of service that we are able to provide our customers. See “Business — Distribution” in this Part I. and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of this Report.

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

The Coast Distribution System, Inc. was incorporated in California in June 1977, and reincorporated in Delaware in April 1998. For convenience, we will refer to The Coast Distribution System in this Report as “we” or “us” or the “Company.”

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

The market for RV parts, supplies and accessories distributed by the Company includes both RV dealers and RV supply stores and service centers. The products that we sell include optional equipment and accessories, such as trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See “Business — Products.”

PRODUCTS

General. We carry a full line of more than 15,000 recreational vehicle parts, supplies and accessories which we purchase from more than 500 manufacturers. RV products distributed by the Company include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, mirrors and compressors.

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

MARKETING AND SALES

Our Customers. Our customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 2002, 2001 or 2000.

Our Customer Service Center and Computerized Order Entry and WarehousingSystem. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

We also operate a national customer sales and service center through which our customers can obtain product information and place orders by telephone using our toll-free telephone numbers. With the exception of holidays, our customer sales and service center is operational for a total of 13 hours per day, Monday through Friday and is staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues. Currently, the number of customer calls handled by our national customer sales and service center, which can be accessed by virtually all of the Company’s customers in the United States and Canada, ranges from 2,000 to 6,000 per day and the customer service center has enabled us to improve customer service and at the same time reduce our selling expenses.

Orders transmitted from customers either electronically or by telephone to the national customer sales and service center are input into our IBM AS 400 computer and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock. In addition, we offer to participating customers a “split shipment program” by which a customer’s order for a product that is not available from the Company’s distribution center closest to the customer will be shipped to that customer from another of the Company’s distribution centers when that product is available at that back-up distribution center. One of the objectives of our new inventory management and deployment program is to improve our ability to fulfill customer orders from the distribution centers closest to the customer and thereby improve the level and reduce the cost of service to the customer (see “BUSINESS — Distribution”).

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

Inventory Management and Deployment Program. Over the past 30 months we have developed and implemented a new and ambitious inventory management and deployment program that involved an internal reorganization and a better integration of the operations of our distribution centers in the United States and Canada. This program is designed to enable us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, to reduce our inventory levels, and to provide greater flexibility to meet changing customer demands, with the overall objectives of improving service levels to our customers, improving our gross margins, and reducing freight costs and other costs of operations. The development and implementation of this program did cause some disruptions in our operations and increases in our costs. However, now that implementation is largely complete, we believe that the program has enabled us to improve our service levels and produce greater efficiencies and costs savings in our operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II of this Report.

ARRANGEMENTS WITH MANUFACTURERS

General. The products which we distribute are purchased from more than 500 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no guaranteed price or delivery agreements with manufacturers, including the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, we obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture.

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the inability to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or (iii) decides to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. Termination of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent.

None of the manufacturers or suppliers from which we obtain products accounted for more than 5% of our product purchases in 2002, 2001 or 2000, except Airxcel, Inc., which supplies us with our requirements for RV air conditioners, sold under the Coleman® brand name, under a multi-year product supply agreement. In the years ended December 31,

2002, 2001, and 2000, the products supplied by Airxcel accounted for approximately 11%, 12% and 12%, respectively, of the Company’s net sales in those years.

Manufacturers generally warrant the products distributed by the Company and allow the Company to return defective products, including those that have been returned to the Company by its customers. The Company does not independently warrant the products that it distributes.

COMPETITION

The Company faces significant competition. There are a number of national and regional distributors of RV and boating parts, supplies and accessories that compete with the Company. There also are mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of RV or boating parts, supplies and accessories that purchase such products directly from manufacturers. The mass merchandisers and national and regional chains compete directly with the RV and boating supply stores and service centers that purchase products from us. This competition affects both the volume of Company’s sales, and the prices it is able to charge for the products it sells, to RV and boating supply stores. Additionally, there is no assurance that changes in supply relationships or new alliances within the RV or boating products industry will not occur that would further increase competition. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II of this Report.

The Company, like most of its competitors, competes on the basis of the quality, speed and reliability of its service, the breadth of its product lines and price. The Company believes that it is highly competitive in each of those areas.

EMPLOYEES

At December 31, 2002, the Company had approximately 400 full-time employees, which includes employees in Canada. During the peak summer months, the Company also employs part-time workers at its regional distribution centers. None of the Company’s employees is represented by a labor union.

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

Location	Square Footage	Lease Expiration Date
Portland, Oregon	57,000	December 31, 2006
Visalia, California	90,000	November 30, 2012
Fort Worth, Texas	90,670	April 30, 2004
San Antonio, Texas	27,300	April 30, 2004
Denver, Colorado	50,000	September 30, 2004
Elkhart, Indiana	109,000	December 31, 2005
Lancaster, Pennsylvania	64,900	February 29, 2004
Atlanta, Georgia	66,800	August 31, 2004
Tampa, Florida	38,000	June 30, 2008
Phoenix, Arizona	36,500	March 31, 2007
Salt Lake City, Utah	30,400	June 30, 2008
Albany, New York	52,500	April 30, 2004
Eau Claire, Wisconsin	36,000	October 31, 2004
Montreal, Quebec	40,715	January 1, 2010
Toronto, Ontario	34,020	December 1, 2006
Calgary, Alberta	30,750	December 1, 2003
Vancouver, British Columbia	22,839	June 1, 2005

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Thomas R. McGuire	59	Chairman of the Board and Chief Executive Officer

Sandra A. Knell	45	Executive Vice President — Finance and Chief Financial Officer and Secretary

David A. Berger	49	Executive Vice President — Marketing — Marine Products Division

Dennis A. Castagnola	55	Executive Vice President — Sales

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

DAVID A. BERGER. Mr. Berger served as Executive Vice President — Marketing since May 1988. From August 1986 to May 1988, Mr. Berger was Senior Vice President Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories acquired by the Company in 1985.

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

	HIGH	LOW
2002
First Quarter	$1.75	$0.57
Second Quarter	3.99	1.40
Third Quarter	2.99	1.56
Fourth Quarter	2.39	1.40
2001
First Quarter	$1.13	$0.56
Second Quarter	0.72	0.52
Third Quarter	0.75	0.37
Fourth Quarter	0.60	0.41

On March 11, 2003 the closing price per share of the Company’s common stock on the American Stock Exchange was $2.00 and there were approximately 930 holders of record of the Company’s common stock.

DIVIDEND POLICY

The policy of the Board of Directors has been to retain earnings, rather than paying dividends. However, in March 2003, the Company’s Board of Directors declared a $0.06 per share dividend that will be payable on April 21, 2003 to stockholders of record as of April 7, 2003. Whether or not dividends will be paid in the future will depend on a number of factors, the most important of which are the earnings we are able to generate, cash flow from operations and the cash requirements of our business. Additionally, the payment of dividends in the future will require the prior approval of the Company’s bank lender. There is no assurance that we will pay dividends in the future.

ITEM 6. SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2002, 2001 and 2000, and the selected balance sheet data at December 31, 2002 and 2001, are derived from the Company’s audited financial statements included elsewhere in this Report and should be read in conjunction with those financial statements. The selected operating data for the fiscal years ended December 31, 1999 and 1998, and the selected balance sheet data at December 31, 2000, 1999 and 1998, are derived from audited financial statements which are not included in this Report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Operating Data:
Net Sales	$145,816	$134,958	$147,491	$154,800	$148,680
Cost of sales (including distribution costs)	122,614	115,740	125,426	128,804	124,452

Gross margin	23,202	19,218	22,065	25,996	24,228
Selling, general and administrative expenses	20,561	22,044	24,302	23,140	20,301

Operating income (loss)	2,641	(2,826)	(2,237)	2,856	3,927
Equity in net earnings (loss) of affiliated companies	9	107	50	76	(170)
Other income (expense)
Interest expense	(1,456)	(2,293)	(3,006)	(2,371)	(2,662)
Other	684	1,319	1,202	(15)	(42)

Earnings (loss) before income taxes and cumulative effect of accounting change	1,878	(3,693)	(3,991)	546	1,053
Income tax provision (benefit)	815	(1,198)	(1,150)	536	927

Earnings (loss) before cumulative effect of accounting change	1,063	(2,495)	(2,841)	10	$126
Cumulative effect of accounting change (1)	(6,325)	—	—	—	—

Net earnings (loss)	$(5,262)	$(2,495)	$(2,841)	$10	$126

Net earnings (loss) per share-diluted (2)
Before cumulative effect of accounting change	$.24	$(.57)	$(.66)	$.00	$.02
Cumulative effect of accounting change (1)	(1.44)	—	—	—	—

Net earnings (loss) per share-diluted	$(1.20)	$(.57)	$(.66)	$.00	$.02

Shares used in computation of net earnings (loss) per share	4,483	4,360	4,324	4,641	5,282

	At December 31,
	2002	2001	2000	1999	1998
	(In thousands)
Balance Sheet Data:
Working capital	$39,862	$35,227	$39,948	$45,653	$42,937
Total assets	57,156	60,236	63,890	69,687	66,813
Long-term obligations (3)	23,140	21,785	25,140	28,105	23,175
Stockholders’ equity	20,289	25,375	28,165	31,243	33,831

(1)	See Note B to the Company’s Consolidated Financial Statements.
(2)	See Note J to the Company’s Consolidated Financial Statements.
(3)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

General

In accordance with generally accepted accounting principles, as applied in the United States (“GAAP”), we record most of our assets at the lower of cost or fair value. In determining the fair value of some of our assets, principally accounts receivable, inventories and deferred income taxes, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances subsequently occur, GAAP will require us to adjust the earlier estimates that are affected by those changes. Any resulting downward adjustments to our prior estimates of fair value are commonly referred to as “write-downs” of assets involved.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” in fair value of such assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. The amount at which those reserves are established and maintained are based on historical experience and also on our assumptions and judgments about future circumstances, business trends and market and economic conditions. Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or those write-downs are recorded. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products to or to perform services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services rendered to it. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded primarily based on the nature, extensiveness and duration of those rights and its historical return experience.

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair value of those assets and establish adequate reserves or allowances. See “Consolidated Financial Statements — Report of Independent Certified Public Accountants” in Item 8 of this Report.

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights of return. We establish an allowance for potential returns which reduce the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions, which can affect the level at which customers submit product returns.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables” in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic trends and trends in our markets, which affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed each period to determine if the allowance should be increased, and any increases are recorded in the period they become known. For example, if the financial condition of the Company’s customers or economic or market conditions were to deteriorate, adversely affecting the ability of customers to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge which is included in, and therefore has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess, Slow-Moving and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and are reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates concerning future economic and market conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards and tax deductions that can be applied in future periods, to the extent they are available to offset or reduce our future income tax liability. At December 31, 2002 the aggregate amount of that deferred tax asset was approximately $3 million, net of a valuation allowance of $70,000. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on our generating taxable income during those time periods. As a result, we establish a valuation allowance, which is applied as a reduction of the gross amount of that deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset. In determining the amount of that allowance, we consider current operating and economic and market trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate during the periods remaining prior to the expiration of the tax loss and tax credit carryforwards that are available to offset future income tax liability. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the net deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

Long-Lived Assets and Goodwill. Long-lived assets, such as property and equipment and goodwill and intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying value of those assets may not be recoverable. Prior to fiscal 2002, in accordance with GAAP, we used estimated undiscounted future cash flows to determine if such an asset was impaired and would reduce its carrying value, by recording a charge against income, in the event that we determined that an impairment had occurred to the value of the asset. Effective for fiscal years beginning January 1, 2002, we are required to assess our goodwill for impairment, at least annually (or more frequently if circumstances indicate potential impairment), based on new standards established by SFAS No. 142, by comparing the fair value of goodwill to its carrying amount. During the fiscal 2002, we completed the two step transitional impairment test as required by SFAS No. 142 with respect to our intangible assets, including goodwill. Based on that test, we determined that goodwill had been impaired by $6.3 million. As a result, in accordance with SFAS No. 142, the Company has recorded, in its statement of operations for the fiscal year ended December 31, 2002, a non-cash goodwill impairment charge in that amount as a cumulative effect of a change in accounting principle. This charge, which reduces reported earnings and stockholders equity, does not affect the Company’s tangible net worth and is not expected to adversely affect our business operations or cash flows. See Paragraph 6 of Note A to our Consolidated Financial Statements contained in Item 8 of this Report for additional information regarding SFAS 142.

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

RESULTS OF OPERATIONS

Factors Generally Affecting Sales of RV and Boating Products

We believe that the Company is one the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates will lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply of gasoline and, depending on other economic conditions, increases in the prices of gasoline, also can lead to declines in the usage and purchases of RVs and boats. On the other hand we have found, at least since September 11, 2001, that usage and purchases of RVs also can be affected by geopolitical conditions. The events of September 11, 2001 appear to have resulted in a decrease in international travel and in plane travel and a concomitant increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline, and unusually adverse weather conditions and geopolitical events, as well.

Overview of Fiscal 2002 Operating Results

During 2002, we generated operating income of $2,641,000, as compared to a loss from operations of $2,826,000 in 2001, an improvement of nearly $5.5 million and income (before the cumulative effect of accounting change for goodwill impairment) of $1,063,000, or $0.24 per diluted share, as compared to a loss of $2,495,000, or $0.57 per diluted share, in fiscal 2001, an improvement of more than $3.5 million. Those improvements were the result of increases in net sales and improvements in our gross profit margin and a reductions in selling, general and administrative expenses and in interest expense.

As previously reported, we adopted SFAS 142, “Goodwill and Intangible Assets” effective as of January 1, 2002 and anticipated that we would be recognizing a non-cash goodwill impairment charge, as a cumulative effect of an accounting change, in fiscal 2002. We determined the amount of that goodwill impairment charge to be $6,325,000, or $1.44 per share. As a result of that charge, which is being reported as the cumulative effect of an accounting change, we had a net loss of $5,262,000, or $1.20 per diluted share, in 2002, as compared to a net loss of $2,495,000, or $0.57 per diluted share, in 2001. This goodwill impairment charge does not affect the Company’s tangible net worth or cash flow.

Net Sales. Net sales increased by $10,858,000 or 8.1 % in the 2002 as compared to 2001. We believe that this increase is due to a number of factors, including (i) relatively stable consumer confidence despite a weakened economy, which we believe is at least partially attributable to low market rates of interest, (ii) security concerns about foreign travel and travel by air which is causing an increase in purchases and usage of RVs, and (iii) our progress in implementing our inventory management and deployment program, which has enabled us to improve our service levels to our customers and, we believe, increase our share of RV After-Market sales.

In 2001, net sales decreased by $12,533,000 or 8.5% as compared to 2000. We believe that this decline was attributable to a number of factors, including rising gasoline prices in the first part of the year and uncertainties among consumers about the economy, which resulted in decreases in both the usage and purchases of recreational vehicles and boats, and the Company’s implementation of its new inventory management and deployment program which led to temporary disruptions in service levels to our customers.

Gross Margin. Our gross margin increased to 15.9% of net sales in 2002 from 14.2% of net sales in 2001. This increase was due to (i) an overall reduction in the prices that we paid for products purchased from our suppliers due to volume purchases, (ii) a reduction in freight-in costs, net of supplier allowances, associated with receiving product from our suppliers and redistributing it to our regional distribution centers, (iii) a reduction in warehouse labor costs as a percentage of net sales due to their relatively fixed nature of such costs as compared to our net sales, and (iv) a reduction in shipping costs as a percentage of net sales due to improved fill rates to our customers. These reductions are largely attributable to the completion of the implementation phase of our inventory management and deployment system.

In 2001 our gross margin declined to 14.2% of net sales from 15.0% in 2000. This decrease was attributable to increased labor costs at our distribution facilities caused by the implementation of our new inventory management and deployment system and the relation of that increase to the decline in our sales in 2001. That decrease more than offset an overall reduction in the prices that we paid for the purchase of products from our suppliers and increases in the prices we were able to charge for selected products. The price concessions from our suppliers were the result of costs savings we have been able to pass on to them that are attributable to our new inventory management and deployment system which has enabled us to reduce the frequency and increase the size of product shipments from them.

Selling, General and Administrative Expenses. In 2002, selling, general and administrative (“SG&A”) expenses declined in absolute dollars, by 7% or $1,483,000, as compared to 2001. This decrease was due primarily to our continuing cost containment efforts, including reductions in labor costs that resulted from reductions in both the number of employees and in salaries. Also contributing to the reduction in SG&A expenses was a reduction in marketing and computer expenses and the elimination of the amortization of goodwill resulting from the implementation of SFAS 142 (which is explained in more detail in Note B to our Consolidated Financial Statements in Item 8 of this Report).

In 2001, SG&A expenses declined by 9%, or $2,258,0000, as compared to 2000 and, despite the decline in sales in 2001 also declined as a percentage of net sales to 16.3% from 16.5% in 2000. These declines were due to reductions in labor costs and a reduction in marketing costs.

Nearly all of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income. The increase in operating income in 2002 was due to the combined effects of the increases in sales and gross margin and the reduction in SG&A expenses. The decline in operating income in 2001 was due to the decreases in sales and gross margin, which more than offset the reduction in SG&A expenses.

Other Income (Expense)

Interest Expense. Interest expense is the largest component of other income (expense). In 2002 interest expense decreased by $837,000 or 37% as compared to 2001. In 2001, interest expense decreased by $713,000 or 24% as compared to 2000. These decreases were the result of reductions in interest rates during 2001 and 2002, and year over year reductions in average long-term borrowings outstanding that were made possible, in part, by inventory reductions that we were able to implement as a result of our new inventory management and deployment system.

Other Income. Other income in 2002 was attributable to the sale, to a manufacturer of RV parts, of manufacturing rights and equipment for and inventories of a line of proprietary products that we had been selling not only to our After-Market customers, but also to recreational vehicle manufacturers. That parts manufacturer has advised us that it intends to supply us with our After-Market requirements for those products in the future. In 2001, other income was primarily attributable to the sale of the real property where our distribution center in Portland, Oregon was located. That distribution center was relocated, following that sale, to a leased facility, also in the Portland area.

Income Taxes. Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. Under the terms of the revolving credit facility, we may borrow up to the lesser of (i) $40,000,000 with seasonal reductions ranging from $30,000,000 to $35,000,000 between August 1 and February 28 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 1.25% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 3.0 percent.

At March 17, 2003, outstanding borrowings under the revolving credit facility totaled $34,100,000. Our bank borrowings are secured by substantially all of the Company’s assets and rank senior in priority to other indebtedness of the Company. During 2002, we renewed our revolving credit facility with our current lender and extended its term to May 31, 2005.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 2% 10 day, net 30-day terms. During late fall and winter, however, certain of our customers receive extended payment terms. We were able in late 2001 and 2002 to obtain similar extended payment terms from some of our suppliers, which reduced the amounts we had to borrow under our credit facility to make inventory purchases. There is no assurance that we will be able to obtain extended payment terms from our suppliers in the future. If we are unable to do so, it would require us to incur additional borrowings under our credit facility or could adversely affect our ability to timely pay our creditors and to purchase inventory. Also, in the event our customers delay their payments to us, our payments to our creditors would have to be funded with additional bank borrowings or would have to be delayed.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See “Seasonality and Inflation” below.

In an effort to increase our service level to our customers and in anticipation of our annual winter selling show, we increased our inventories by $3,842,000 at December 31, 2002. As a result, net cash used in operating activities was $1,158,000 in 2002, as compared to net cash provided by operating activities of $3,303,000 in 2001 and $1,426,000 in 2000.

During 2002, we generated gross proceeds of $1,152,000 from the sale of manufacturing rights and equipment for one of our lines of proprietary products and we received $262,000 from the sale of an investment we had in an Australian company. During 2001, we received $2,669,000 from the sale of our Portland, Oregon distribution facility, which was relocated to a smaller, leased facility in nearby Wilsonville, Oregon.

Capital expenditures were $1,148,000 in 2002 as compared to $324,000 in 2001 and $1,265,000 in 2000. In 2002, these expenditures were primarily for computer enhancements and the purchase of telephone and warehouse equipment. Capital expenditures in 2000 were primarily related to the acquisition and installation of the Company’s new computer system and improvements made in its functionality.

Borrowings under our credit facility increased by $1,254,000 in 2002 and decreased by $3,809,000 in 2001 and $781,000 in 2000. As noted above, the proceeds from the additional credit facility borrowings in 2002 were used largely to increase product inventories. In 2001, we also repaid $1,333,000 in other long-term debt, the majority of which was owed on the mortgage of the Portland, Oregon distribution facility that we sold.

We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2002, rent expense under all operating leases totaled approximately $3,634,000. Our future lease commitments are described in Note E of Notes to the Company’s Consolidated Financial Statements included elsewhere in this Report.

We do not expect any material changes in the uses or our needs for capital or in the sources of funds, and we anticipate that we will be able to fund our cash requirements with borrowings under our revolving credit facility and internally generated funds, during the current fiscal year ending December 31, 2003.

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

The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2002 and 2001. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2002		June 30, 2002	September 30, 2002	December 31, 2002
			(Unaudited)
Revenues	$38,197		$44,885	$39,514	$23,220
Gross profit	7,124		7,082	6,613	2,383
Net earnings (loss)	(5,605	)(1)	609	452	(718)
Net earnings (loss) per share — diluted	$(1.27	)(1)	$.14	$.10	$(.16)

(1)	Includes the transitional goodwill charge of $6.3 million in fiscal 2002, which in accordance with SFAS 142 was required to be recorded in the first quarter of that year. See Note B to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

	Quarter Ended
	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
		(Unaudited)
Revenues	$37,855	$40,273	$35,886	$20,944
Gross Profit	6,353	5,810	4,402	2,653
Net earnings (loss)	(48)	(734)	(455)	(1,258)
Net earnings (loss) per share — diluted	$(.01)	$(.17)	$(.10)	$(.29)

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

CERTAIN FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

Statements contained in this Annual Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements are estimates of future performance or our future financial condition or financial or market trends that are based upon current information and that are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by weather conditions. As a result, our sales and operating results ordinarily decline in the winter months and we usually incur losses in these periods of the year. Additionally, unusual weather conditions in a particular season, such as unusually cold weather in the spring or summer months, can cause period to period fluctuations in our sales and financial performance. Purchases and usage of RVs and boats also are affected by consumers’ level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, our sales and operating results can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which affect the willingness of consumers to purchase and use their RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for RVs and boats;

•	Shortages in the supply and increases in the costs of gasoline which affect the ability to use and the costs of using RVs and boats; and

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing sales revenue and our margins. These conditions contributed to the decline in our sales and the losses we incurred in the years ended December 31, 2001 and 2000 and could impact our operating results in the future.

We have financed our growth primarily with and rely heavily on bank borrowings. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings creates additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Therefore, our existing debt makes us more vulnerable to general economic downturns and competitive pressures and, as discussed in the Section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the interest we have to pay on such debt impacts our operating results.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of December 31, 2002, we had outstanding $23.0 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2002, there were no such agreements outstanding.

Approximately 16% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Coast Distribution System, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

San Jose, California

March 4, 2003

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2002	2001
ASSETS
Current Assets
Cash	$1,996	$1,001
Accounts receivable (less allowance for doubtful accounts of $1,172 in 2002 and $1,082 in 2001)	12,118	12,760
Inventories	36,198	32,356
Prepaid expenses	537	198
Deferred income taxes	2,523	1,772
Income tax refunds receivable	74	10

Total current assets	53,446	48,097
Property, Plant and Equipment	2,454	2,137
Other Assets
Costs in excess of net assets of acquired businesses	68	6,426
Deferred income taxes	559	2,030
Other	629	1,546

Total other assets	1,256	10,002

	$57,156	$60,236

LIABILITIES
Current Liabilities
Accounts payable	$10,909	$10,603
Accrued liabilities	2,613	2,241
Current maturities of long-term obligations	62	26

Total current liabilities	13,584	12,870
Long-Term Obligations	23,140	21,785
Deferred Income Taxes	143	206
Commitments	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,390,864 and 4,366,880 issued as of December 31, 2002 and 2001, respectively	16,837	16,823
Accumulated other comprehensive loss	(806)	(968)
Retained earnings	4,258	9,520

Total Stockholders Equity	20,289	25,375

	$57,156	$60,236

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in thousands, except per share amounts)
Net sales	$145,816	$134,958	$147,491
Cost of products sold (including distribution costs)	122,614	115,740	125,426

Gross margin	23,202	19,218	22,065
Selling, general and administrative expenses	20,561	22,044	24,302

Operating income (loss)	2,641	(2,826)	(2,237)
Equity in net earnings of affiliated companies	9	107	50
Other Income (expense)
Interest expense	(1,456)	(2,293)	(3,006)
Other	684	1,319	1,202

Earnings (loss) before income taxes and cumulative effect of accounting change	1,878	(3,693)	(3,991)
Income tax provision (benefit)	815	(1,198)	(1,150)

Earnings (loss) before cumulative effect of accounting change	1,063	(2,495)	(2,841)
Cumulative effect of accounting change	(6,325)	—	—

Net loss	$(5,262)	$(2,495)	$(2,841)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$.24	$(.57)	$(.66)

Cumulative effect of accounting change	(1.44)	—	—

Basic earnings (loss) per share	$(1.20)	$(.57)	$(.66)

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$.24	$(.57)	$(.66)

Cumulative effect of accounting change	(1.44)	—	—

Diluted earnings (loss) per share	$(1.20)	$(.57)	$(.66)

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(5,262)	$(2,495)	$(2,841)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	814	781	881
Amortization	100	589	646
Cumulative effect of accounting change	6,325	—	—
(Gain) loss from sale of property and equipment	17	(1,141)	24
Equity in net earnings of affiliated companies, net of distributions	6	(66)	(35)
Gain from sale of product line	(812)	—	(1,078)
Loss from sale of investment	122	—	—
Deferred income taxes	657	(1,319)	(572)
Change in assets and liabilities:
Accounts receivable	642	200	299
Inventory	(3,842)	987	5,312
Prepaids and income tax refunds receivable	(297)	1,484	27
Accounts payable	—	4,465	(1,610)
Accrued liabilities	372	(182)	373

	(3,125)	6,954	4,401

Net cash provided by (used in) operating activities	(1,158)	3,303	1,426
Cash flows from investing activities:
Proceeds from sale of property and equipment	2	2,669	622
Proceeds from sale of product line	1,152	400	400
Proceeds from sale of investment	262	—	—
Increase (decrease) in other assets	433	(226)	485
Capital expenditures	(1,148)	(324)	(1,265)

Net cash provided by investing activities	701	2,519	242
Cash flows from financing activities:
Net borrowings (repayments) under notes payable and line-of credit agreements	1,254	(3,809)	(781)
Proceeds from issuance of long-term debt	182	53	—
Repayments of long-term debt	(47)	(1,333)	(707)
Issuance of common stock under employee stock purchase and stock option plans	14	23	49
Redemption of redeemable preferred stock of subsidiary	—	(45)	(97)
Dividends on preferred stock of subsidiary	—	—	(3)

Net cash provided by (used in) financing activities	1,403	(5,111)	(1,539)
Effect of exchange rate changes on cash	49	(249)	(231)

Net increase (decrease) in cash	995	462	(102)
Cash beginning of year	1,001	539	641

Cash end of year	$1,996	$1,001	$539

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,485	$2,188	$3,043
Income taxes	155	(568)	(112)

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

Three Years Ended December 31, 2002	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2000	4,302,846	$16,751	$14,859	$(367)	$31,243
Net loss for the year	—	—	(2,841)	—	(2,841)
Foreign currency translation adjustments	—	—	—	(283)	(283)

Comprehensive loss for the year					(3,124)

Issuance of common stock under employee stock purchase plan	27,808	49	—	—	49
Dividends on preferred stock of subsidiary	—	—	(3)	—	(3)

Balance at December 31, 2000	4,330,654	16,800	12,015	(650)	28,165
Net loss for the year	—	—	(2,495)	—	(2,495)
Foreign currency translation adjustments	—	—	—	(318)	(318)

Comprehensive loss for the year					(2,813)

Issuance of common stock under employee stock purchase plan	36,226	23	—	—	23

Balance at December 31, 2001	4,366,880	16,823	9,520	(968)	25,375
Net loss for the year	—	—	(5,262)	—	(5,262)
Foreign currency translation adjustments	—	—	—	35	35
Cumulative translation adjustment associated with the sale of an investment	—	—	—	127	127

Comprehensive loss for the year					(5,100)

Issuance of common stock under employee stock purchase plan	23,984	14	—	—	14

Balance at December 31, 2002	4,390,864	$16,837	$4,258	$(806)	$20,289

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

1.	Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiaries, The Coast Distribution System (Canada) Inc. (“Coast Canada”) and Eura-Asia Recreational Vehicle Accessories Taiwan Company. Investments in unconsolidated affiliates are accounted for by the equity method. All material intercompany transactions have been eliminated.

2.	Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company regularly assesses the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. Inventories consist primarily of replacement parts, supplies and accessories held for resale.

3.	Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation and amortization are:

Buildings and improvements	12 – 40 years
Warehouse and office equipment	5 – 7 years
Automobiles	3 – 5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Currently the amortization periods range from 5 to 15 years.

4.	Revenue Recognition. Revenue from sales of products is recognized upon shipment. We provide our customers with a limited right of return. We establish an allowance for potential returns which reduce the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

5.	Segment Reporting. The Company has one operating segment which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. The Company distributes its recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company’s revenues in 2002, 2001 or 2000.

6.	Intangible Assets. Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company adopted SFAS 142 “Goodwill and Intangible Assets” as of January 1, 2002. We have stopped amortizing goodwill as of that date and we have also performed the required transitional impairment test required by SFAS 142. This analysis resulted in an impairment write off of $6,325,000 which has been reported in the statement of operations as a cumulative effect of accounting change. There was no tax benefit associated with this charge. Additionally, the Company has identified certain intangible assets that are continuing to be amortized over their contractual life of seven years. Prior to 2002, the Company was amortizing its goodwill and other costs in excess of net assets of acquired businesses on a straight-line basis using periods ranging from four to thirty years. At December 31, 2002 and 2001, the accumulated amortization applicable to intangible assets was approximately $132,000 and $7,124,000 respectively.

7.	Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar.

8.	Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 2002, there were no forward exchange contracts outstanding.

9.	Income Taxes. The Company provides a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax loss and credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur.

10.	Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

11.	Earnings per Share. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

A total of 665,000 options in 2002, 659,000 in 2001 and 699,500 options in 2000 were excluded from the computation of diluted earnings (loss) per share because either (i) the options’ exercise price per share was greater than the average market price of the common shares, or (ii) the inclusion of the options would have been anti-dilutive because the Company experienced a net loss for the year.

12.	Reclassifications. Certain reclassifications have been made to prior year amounts to conform with the current year presentations.

13.	Financial Instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. As of December 31, 2002, the carrying value of long-term debt approximates the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities.

14.	Accounts Receivable and the Allowance for Doubtful Accounts. The majority of the Company’s accounts receivable are due from RV and boat dealers, supply stores and service centers. Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

15.	Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price on the date of the grant. Had compensation cost for the stock-based awards been determined based on fair value at the grant dates, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

	2002	2001	2000
	(dollars in thousands except per share amounts)
Net earnings (loss) attributable to common stockholders
As reported	$(5,262)	$(2,495)	$(2,841)
Pro forma compensation expense	(79)	(99)	(85)
Pro forma net loss	$(5,341)	$(2,594)	$(2,926)
Per share — Basic
As reported	$(1.20)	$(.57)	$(.66)
Pro forma compensation expense	(.02)	(.02)	(.02)
Pro forma net loss	$(1.22)	$(.59)	$(.68)
Per share — Diluted
As reported	$(1.20)	$(.57)	$(.66)
Pro forma compensation expense	(.02)	(.02)	(.02)
Pro forma net loss	$(1.22)	$(.59)	$(.68)

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used: no expected dividends for 2002, 2001 and 2000; expected volatility of 127% for 2002, 111% for 2001, and 147% for 2000; risk-free interest rates of 3.3% for 2002, 4.8% for 2001, and 6.6% for 2000; an expected forfeiture rate of 44% for 2002, 33% for 2001 and 2000; and expected lives of 5 years in 2002, 2001 and 2000.

16.	Warranty Costs. The Company does not independently warrant the products that it distributes. The manufacturers of the products distributed by the Company generally warrant the products and allow the Company to return defective products, including those that have been returned to the Company by its customers. Accordingly, the Company has not established a warranty reserve.

NOTE B: GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the year ended December 31, 2002; whereas the Company’s statements of operations for the years ended December 31, 2001 and 2000 do contain charges for goodwill amortization expense.

SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 1, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company’s net assets. This has resulted in a transitional impairment loss of $6,325,000 which has been reported as a cumulative effect of a change in accounting principle. No tax benefits were recorded in connection with this goodwill impairment.

The following is the Company’s disclosure of what reported net earnings and earnings per share before the cumulative effect of the accounting change would have been in all periods presented if the Company had accounted for goodwill consistent with the provisions of SFAS 142 for the years ended December 31, 2001 and 2000.

	For the Year Ended December 31,
	2002	2001	2000
	(in thousands)
Net earnings (loss) as reported	$1,063	$(2,495)	$(2,841)
Amortization, net of tax	—	481	502

Adjusted net earnings (loss)	$1,063	$(2,014)	$(2,339)

Basic earnings (loss) per share, as reported	$.24	$(.57)	$(.66)
Change in amortization expense	—	.11	.12

Adjusted basic earnings (loss) per share	$.24	$(.46)	$(.54)

Diluted earnings (loss) per share, as reported	$.24	$(.57)	$(.66)
Change in amortization expense	—	.11	.12

Adjusted diluted earnings (loss) per share	$.24	$(.46)	$(.54)

NOTE C: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2002	2001
	(In thousands)
Warehouse equipment	$3,917	$3,460
Office equipment	5,235	5,328
Leasehold improvements	831	731
Automobiles	49	96

	10,032	9,615
Less accumulated depreciation and amortization	7,578	7,478

	$2,454	$2,137

NOTE D: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2002	2001
	(In thousands)
Secured notes payable to bank due May 31, 2005	$23,004	$21,750
Capital lease obligations	198	61

	23,202	21,811
Current portion	62	26

	$23,140	$21,785

Subsequent to 2003, annual maturities of long-term obligations (in thousands) are $40 in 2004, $23,042 in 2005, $41 in 2006, and $17 in 2007.

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which is collateralized by substantially all of the Company’s assets. During 2002, the Company extended its agreement with the bank. The new expiration date on the revolving credit facility is May 2005. The Company may borrow up to the lesser of (i) $40,000,000 with seasonal reductions ranging from $30,000,000 to $35,000,000 each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 55% of the value of its eligible inventory. Interest is payable at the bank’s prime rate (4.75% at December 31, 2002) plus 1.25% or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (1.42% at December 31, 2002) plus 3%.

The loan agreement with the bank contains certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on mergers and consolidations. The Company is in compliance with all the covenants.

NOTE E: COMMITMENTS

Operating Leases    The Company leases its corporate offices, warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The office and warehouse leases expire over the next ten years and the equipment leases expire in 2003.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2002 are as follows:

Year Ending December 31,	Equipment	Facilities	Total
	(In thousands)
2003	$200	$3,106	$3,306
2004	—	2,271	2,271
2005	—	1,757	1,757
2006	—	1,766	1,766
2007	—	999	999
Thereafter	—	3,370	3,370

	$200	$13,269	$13,469

Rent expense charged to operations amounted to (in thousands) $3,634 in 2002, $3,449 in 2001 and $3,308 in 2000.

NOTE F: STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option Plans    The Company has in effect a 1993 Stock Option and Incentive Plan and a 1999 Stock Incentive Plan (“the plans”), which authorize the issuance of options to purchase 1,000,000 shares of the Company’s common stock to key management employees of the Company and members of the Company’s Board of Directors.

A summary of the Company’s stock option plans is presented below:

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	659,000	$3.11	699,500	$3.73	548,500	$4.23
Granted	26,000	2.15	195,000	.75	156,000	2.01
Exercised	—	—	—	—	—	—
Forfeited	(20,000)	7.13	(235,000)	2.99	(5,000)	4.77

Outstanding at end of year	665,000	$2.96	659,000	$3.11	699,500	$3.73
Exercisable at end of year	588,390	$3.20	506,645	$3.66	473,900	$4.22

Weighted average fair value per option granted	$1.84		$.62		$1.84

The following information applies to options outstanding at December 31, 2002:

Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $3.50	465,500	$1.92	7	388,890	$2.08
$4.13 – $7.88	199,500	$5.36	3	199,500	$5.36

$0.63 – $7.88	665,000	$2.96	6	588,390	$3.20

Employee Stock Purchase Plans

The Company has in effect a 1997 Employee Stock Purchase Plan under which 400,000 shares of the Company’s common stock have been reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. At the end of each offering period, shares are purchased by the participants at 85% of the lower of the fair market value at the beginning or the end of the offering period. The weighted average per share fair values of the awards were $0.61, $0.51, and $0.30 for the years ended December 31, 2002, 2001, and 2000. At December 31, 2002, 242,768 shares under this plan remain available for issuance in future offering periods.

NOTE G:    EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company contributed $0 in 2002 and 2001 and $102,000 in 2000 to this plan.

NOTE H:    FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area for the years ended of December 31, is presented below:

	2002	2001	2000
	(In thousands)
Sales to external customers
United States	$121,548	$112,377	$123,845
Canada	24,229	22,548	23,646
Other	39	33	—
Operating margin
United States	$2,281	$(3,336)	$(2,960)
Canada	180	197	736
Other	180	313	(13)
Identifiable assets
United States	$47,980	$51,284	$55,359
Canada	8,306	8,199	7,882
Other	870	753	649

NOTE I:    INCOME TAXES

Pretax income (loss), before the cumulative effect of accounting change, for the years ending December 31 was taxed under the following jurisdictions:

	2002	2001	2000
	(In thousands)
Domestic	$1,765	$(3,884)	$(4,330)
Foreign	113	191	339

	$1,878	$(3,693)	$(3,991)

The provision (benefit) for income taxes is summarized as follows for the year ended December 31:

	2002	2001	2000
	(In thousands)
Current:
Federal	$67	$32	$(771)
State	49	82	16
Foreign	42	7	177

	$158	$121	$(578)

Deferred:
Federal	$616	$(1,169)	$(427)
State	44	(148)	(145)
Foreign	(3)	(2)	—

	$657	$(1,319)	$(572)

Income tax provision (benefit)	$815	$(1,198)	$(1,150)

The total operating loss carryforwards available for federal and state income tax purposes at December 31, 2002 were $2,441,000 and $5,496,000, respectively. The earliest carryforwards begin to expire in 2005.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2002	2001	2000
	(In thousands)
Deferred tax assets
Inventory capitalization	$856	$792	$810
Bad debt provision	260	381	344
Inventory reserve	594	477	510
Property, plant and equipment	71	78	72
Loss carryforwards	1,206	2,014	770
Other	165	180	59

Gross deferred tax assets	3,152	3,922	2,565
Less valuation allowance	(70)	(120)	(75)

	$3,082	$3,802	$2,490

Deferred tax liabilities
Investment in affiliates	$—	$(18)	$(2)
Property, plant and equipment	(143)	(188)	(211)

Gross deferred tax liabilities	(143)	(206)	(213)

Net deferred tax assets	$2,939	$3,596	$2,277

A reconciliation between actual tax expense (benefit) for the year and expected tax expense (benefit) is as follows:

	2002	2001	2000
	(In thousands)
Earnings (loss) before income taxes and cumulative effect of accounting change	$1,878	$(3,693)	$(3,991)

Expected income tax expense (benefit) at 34%	638	(1,256)	(1,357)
Higher rates on earnings (loss) of foreign operations	22	(15)	45
Goodwill amortization and other nondeductible expenses	60	187	281
State taxes (net of federal benefit)	174	(111)	(104)
Change in valuation allowance	(50)	45	(13)
Exclusion of earnings of foreign affiliates	(51)	(18)	(22)
Other	22	(30)	20

Income tax provision (benefit)	$815	$(1,198)	$(1,150)

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTE J: EARNINGS PER SHARE

	For the Year Ended December 31,
	2002	2001	2000
	(In thousands)
Numerator:
Net loss	$(5,262)	$(2,495)	$(2,841)
Dividends on preferred shares of subsidiary	—	—	(3)

Numerator for basic earnings (loss) per share	$(5,262)	$(2,495)	$(2,844)

Numerator for diluted earnings (loss) per share	$(5,262)	$(2,495)	$(2,844)

Denominator:
Weighted average shares outstanding	4,387	4,360	4,324
Dilutive effect of stock options	—	—	—

Denominator for diluted earnings (loss) per share	4,387	4,360	4,324

NOTE K: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2002	2001
	(In thousands)
Payroll and related benefits	$769	$413
Rent	361	317
Income and other taxes	326	348
Other	1,157	1,163

	$2,613	$2,241

NOTE L: SIGNIFICANT CONCENTRATIONS

The Company’s ability to satisfy demand for its products may be limited by the availability of those products from the Company’s suppliers. In 1995 the Company entered into a multi-year supply agreement with Airxcel, Inc. (formerly Recreational Vehicle Products, Inc.), which manufactures air conditioners under the Coleman® brand name. Airxcel is the Company’s principal supplier of these products, the sales of which accounted for approximately 11% of the Company’s net sales in 2002 and 12% of the Company’s net sales in each of 2001 and 2000.

NOTE M: OTHER INCOME

Other income in 2002 was attributable to the sale, to a manufacturer of RV parts, of manufacturing rights and equipment for and inventories of a line of proprietary products that we had been selling not only to our After-Market customers, but also to recreational vehicle manufacturers. That parts manufacturer has advised us that it intends to supply us with our After-Market requirements for those products in the future. The sales price, net of selling expenses, was $1,152,000.

Other income in 2001 was primarily attributable to the sale of the real property where our distribution center in Portland, Oregon was located. The sales price of this property, net of selling expenses, was $2,667,000.

Other income in 2000 consisted primarily of the sale of the manufacturing rights and related equipment for and inventories of a line of our proprietary product to a supplier who agreed to supply those products, along with products from its other products lines, to us in future periods. The sales price for the product line was $1,078,000 of which $400,000 was received in 2000, $400,000 was received in 2001 and the remainder in 2002.

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2000, 2001 and 2002

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2000	$890,000	$830,000	$680,000	$1,040,000
Year Ended December 31, 2001	$1,040,000	$832,000	$790,000	$1,082,000
Year Ended December 31, 2002	$1,082,000	$550,000	$460,000	$1,172,000
(1) Write-off of doubtful accounts against the allowance and recoveries.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2000	$1,649,000	$582,000	$501,000	$1,730,000
Year Ended December 31, 2001	$1,730,000	$736,000	$699,000	$1,767,000
Year Ended December 31, 2002	$1,767,000	$888,000	$632,000	$2,023,000
(1) Write-off of slow-moving or obsolete inventory or sale of inventory at reduced margin.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2000	$88,000	$—	$13,000	$75,000
Year Ended December 31, 2001	$75,000	$45,000	$—	$120,000
Year Ended December 31, 2002	$120,000	$—	$50,000	$70,000
(1) Net operating loss carryforwards used or expired.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2003 for the Company’s annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2003 for the Company’s annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED                   STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2003 for the Company’s annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2002:

	Column A		Column B		Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	665,000		$2.96		195,000
Employee stock purchase plan (1)	N/A	(1)	—	(1)	242,768

Equity compensation plans not approved by stockholders	—		—		—

	665,000		$2.96		437,768

(1)	This plan is available to all full time employees and participation is voluntary. Employees who desire to participate must elect to do so at the beginning of an annual “purchase” period at which time they must authorize payment for the shares they will purchase by payroll deduction to be made ratably over the purchase period. The price of the shares is determined at the end of the purchase period, at which time the employees have the option of having their withholdings applied to purchase shares under the plan or withdrawing from the plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the plan is 85% of the market price of the Company’s shares at the beginning of the purchase period, or at the end of the purchase period, whichever is lower. See Note F to the Company’s Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2003 for the Company’s annual stockholders’ meeting.

ITEM 14. CONTROLS AND PROCEDURES

Within the last 90 days we carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-K. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did they find any significant deficiencies or material weaknesses that would have required corrective actions to be taken with respect to those controls.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

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

1993 Stock Option and Incentive Plan, as amended — See Exhibit 10.31

1997 Employee Stock Purchase Plan — See Exhibit 10. 35

1999 Employee Stock Option Plan — See Exhibit 10.36

(b) Current Reports on Form 8-K.

The Company filed a Current Report on Form 8-K, dated as of December 31, 2002, which reported, under Item 5 of that Report, the sale one of the Company’s proprietary products lines to an RV parts manufacturer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003

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

SIGNATURE	TITLE	DATE

/s/ THOMAS R. MCGUIRE Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director	March 28, 2003

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President (Principal Financial and Principal Accounting Officer)	March 28, 2003

/s/ ROBERT S. THROOP Robert S. Throop	Director	March 28, 2003

/s/ JOHN W. CASEY John W. Casey	Director	March 28, 2003

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	March 28, 2003

CERTIFICATIONS OF CHIEF EXECUTIVE OFFICER

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Thomas R. McGuire, Chief Executive Officer of The Coast Distribution System, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of The Coast Distribution System, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

/s/ THOMAS R. MCGUIRE
Thomas R. McGuire Chairman and Chief Executive Officer

CERTIFICATIONS OF CHIEF FINANCIAL OFFICER

UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT

I, Sandra A. Knell, Chief Financial Officer of The Coast Distribution System, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of The Coast Distribution System, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Exchange Act) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003

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

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37

Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38

Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System, Inc.

24	Power of Attorney — Included on Signature Page.

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1