Form 10-K/A
period 2002-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2003-04-30
CIK 728303

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).

Yes ☐ No ☑

The aggregate market value of the outstanding shares of Common stock held by non-affiliates of Registrant as of June 28, 2002, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $10,445,000.

A total of 4,414,598 shares of Registrant’s Common Stock, par value $.001 per share, were outstanding as of April 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE.

NONE

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position
Thomas R. McGuire	59	Chairman of the Board, Chief Executive Officer and Director
Sandra A. Knell	45	Executive Vice President—Finance, Chief Financial Officer and Secretary
David A. Berger	49	Executive Vice President—Marketing
Dennis A. Castagnola	55	Executive Vice President—Sales
Ben A. Frydman	56	Director
Robert S. Throop	65	Director
John W. Casey	61	Director

Thomas R. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since its inception. From 1981 until August 1985 he also served as the Company’s Chief Financial Officer and Secretary.

Sandra A. Knell has been the Company’s Executive Vice President—Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP (formerly Alexander Grant & Co.). Mrs. Knell is a Certified Public Accountant.

David A. Berger served as Executive Vice President—Marketing since May 1988. From August 1986 to May 1988, Mr. Berger was Senior Vice President—Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreation vehicle parts and accessories acquired by the Company in 1985.

Dennis A. Castagnola was appointed to his current position of Executive Vice President—Sales in November 2000. From May 1994 through November 2000, he served as Senior Vice President—Proprietary Products, where he directed the Company’s proprietary products program. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company’s Portland, Oregon Distribution Center.

Ben A. Frydman has served as a director since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 2002. Mr. Frydman is also a director of Collectors Universe, Inc., a publicly traded company which is engaged in the business of providing grading and authentication and other value added services, and selling high end collectibles to collectors and dealers of rare coins and currencies, sportscards, vintage stamps and autographs.

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

John W. Casey has served as a director since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which was engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey is a director of the Deschutes Basin Land Trust.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth compensation received in each of the years in the three year period ended December 31, 2002, by the Company’s Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2002 exceeded $100,000 (collectively, the “Named Officers”):

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)		Bonus(3)	Securities underlying Options (#)
Thomas R. McGuire, Chairman of the Board and Chief Executive Officer	2002 2001 2000	$224,229 252,902 263,823	(1) (1)	$26,400 -0- -0-	-0- 50,000 -0-

Sandra A. Knell Chief Financial Officer and Executive Vice President	2002 2001 2000	$148,750 167,766 171,162	(1) (1)	$13,200 -0- -0-	17,500 25,000

David A. Berger Executive Vice President—Marketing	2002 2001 2000	$110,500 124,625 128,462	(1) (1)	$13,200 -0- -0-	-0- 13,000 12,500

Dennis A. Castagnola, Executive Vice President—Sales	2002 2001 2000	$110,500 124,625 128,462	(1) (1)	$13,200 -0- -0-	-0- 13,000 12,500

(1)	As part of a company-wide cost cutting program, these officers voluntarily agreed to salary reductions in fiscal 2001. The salaries in 2001 reflect a partial year, and the salaries in 2002 reflect a full year, of those reductions.

Option Grants

No options were granted to any of the Named Officers during the fiscal year ended December 31, 2002:

Option Exercises in 2002

No options were exercised by any of the Named Officers in 2002. The following table provides information with respect to the value of unexercised “in-the-money” options held by the Named Officers as of December 31, 2002, all of which had become fully exercisable by that date.

	Number of Shares Underlying Unexercised Options	Value of Unexercised “In-the-Money” Options
	At December 31, 2002
Thomas R. McGuire	50,000	$54,400
Sandra A. Knell	17,500	$19,075
David A. Berger	13,000	$14,170
Dennis A. Castagnola	13,000	$14,170

On December 31, 2002, the closing price of the Company’s Common stock on the American Stock Exchange was $1.84.

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

Compensation Committee Interlocks

In fiscal 2002, the members of the Compensation Committee were Robert S. Throop and John W. Casey, each of whom is a non-employee director of the Company. No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company’s Board of Directors or of its Compensation Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Based upon information made available to the Company, the Company believes that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934 applicable to its directors, officers and any persons holding 10 percent or more of the Company’s common stock were satisfied with respect to the Company’s fiscal year ended December 31, 2002.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 28, 2003 information regarding the ownership of the Company’s outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and the Named Officers of the Company and all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	763,079	(2)	16.8%
Dimensional Fund Advisors 1299 Ocean Avenue Santa Monica, CA 94101	378,700	(3)	8.6%
JB Capital Partners, L.P. Alan W. Weber 23 Berkley Lane, Rye Brook, New York 10573	286,400	(4)	6.5%
Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900	(5)	5.7%
Robert S. Throop	23,000	(6)	*
Ben A. Frydman	21,000	(6)	*
John W. Casey	17,000	(6)	*
Sandra A. Knell	177,462	(7)	3.9%
David A. Berger	118,331	(7)	2.6%
Dennis A. Castagnola	79,768	(7)	1.8%
All directors and officers as a group (7 persons)	1,199,640	(8)	24.5%

*Less than 1%.

(1)	Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Does not include an aggregate of 50,016 shares held in trust for the benefit of Mr. McGuire’s adult children, as to which Mr. McGuire disclaims beneficial ownership. Includes 117,500 shares subject to outstanding stock options exercisable during the 60-day period ending June 27, 2003.

(3)	In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., an investment advisor registered under Section 201 of the Investment Advisors Act of 1940 (“DFA”), reported that it possesses voting or investment power over these shares, which it reported are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and certain commingled group trusts and separate accounts for which DFA serves as investment manager. DFA disclaims beneficial ownership of all such shares.

(4)	In a report filed with the Securities and Exchange Commission, JB Capital Partners, L.P and Alan W. Weber, its general partner, reported that they share voting and dispositive power, and therefore share beneficial ownership, with respect to 285,400 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 1,000 shares.

(5)	In a report filed with the Securities and Exchange Commission, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(6)	Includes shares subject to outstanding stock options, as follows: Mr. Frydman—20,000 shares; Mr. Throop—18,000 shares; and Mr. Casey—10,000 shares.

(7)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 27, 2003, as follows: Ms. Knell—147,000 shares; Mr. Berger—100,000 shares; and Mr. Castagnola—70,250 shares.

(8)	Includes 482,750 shares subject to outstanding stock options exercisable during the 60-day period ending June 27, 2003.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2003	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE		TITLE	DATE

/s/ THOMAS R. MCGUIRE* Thomas R. McGuire		Chairman of the Board of Directors, Chief Executive Officer and Director	April 29, 2003

/s/ SANDRA A. KNELL Sandra A. Knell		Executive Vice President (Principal Financial and Principal Accounting Officer)	April 29, 2003

/s/ ROBERT S. THROOP* Robert S. Throop		Director	April 29, 2003

/s/ JOHN W. CASEY* John W. Casey		Director	April 29, 2003

/s/ BEN A. FRYDMAN* Ben A. Frydman		Director	April 29, 2003

*By:	/s/ SANDRA A. KNELL Sandra A. Knell, Attorney-in-Fact		April 29, 2003

S-1