Form 10-Q
period 2003-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2003-05-14
CIK 728303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,414,598 shares of Common Stock as of May 8, 2003.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,087	$1,996
Accounts receivable – net of allowances of $1,743 and $1,172 as of March 31, 2003 and December 31, 2002, respectively	31,090	12,118
Inventories	39,123	36,198
Other current assets	3,077	3,134

Total current assets	74,377	53,446
PROPERTY, PLANT, AND EQUIPMENT, NET	2,427	2,454
OTHER ASSETS	1,358	1,256

	$78,162	$57,156

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$65	$62
Accounts payable	16,823	10,909
Accrued liabilities	2,534	2,613

Total current liabilities	19,422	13,584
LONG-TERM OBLIGATIONS
Secured note payable to bank	37,296	23,004
Other long-term liabilities	295	279

	37,591	23,283
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,414,598 and 4,390,864 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	16,862	16,837
Accumulated other comprehensive loss	(555)	(806)
Retained earnings	4,842	4,258

	21,149	20,289

	$78,162	$57,156

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

Three Months Ended March 31,
(Unaudited)

	2003	2002

Net sales	$40,631	$38,197
Cost of sales, including distribution costs	33,173	31,073

Gross profit	7,458	7,124
Selling, general and administrative expenses	5,712	5,346

Operating income	1,746	1,778
Other income (expense)
Interest	(352)	(331)
Other	(1)	1

	(353)	(330)

Earnings before income taxes and cumulative effect of accounting change	1,393	1,448
Income tax provision	544	729

Earnings before cumulative effect of accounting change	849	719
Cumulative effect of accounting change	—	(6,325)

Net earnings (loss)	$849	$(5,606)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$0.19	$0.16
Cumulative effect of accounting change	—	(1.45)

Basic earnings (loss) per share	$0.19	$(1.28)

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$0.19	$0.16
Cumulative effect of accounting change	—	(1.45)

Diluted earnings (loss) per share	$0.19	$(1.28)

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Three months ended March 31,
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$849	$(5,606)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	213	204
Cumulative effect of accounting change	—	6,325
Changes in assets and liabilities:
Accounts receivable	(18,972)	(17,899)
Inventories	(2,925)	750
Prepaids and other current assets	57	(505)
Accounts payable	5,914	5,730
Accrued liabilities	(344)	(71)

Total adjustments	(16,057)	(5,466)

Net cash used in operating activities	(15,208)	(11,072)
Cash flows from investing activities:
Capital expenditures	(179)	(451)
(Increase) decrease in other assets	(109)	832

Net cash provided by (used in) investing activities	(288)	381
Cash flows from financing activities:
Net borrowings under line-of-credit agreement	14,292	10,887
Net borrowings of other long-term debt	19	67
Issuance of common stock pursuant to employee stock option and purchase plans	25	14

Net cash provided by financing activities	14,336	10,968
Effect of exchange rate changes on cash	251	(8)

NET INCREASE (DECREASE) IN CASH	(909)	269
Cash beginning of period	1,996	1,001

Cash end of period	$1,087	$1,270

Non-cash financing activities:
During the three months ended March 31, 2003, the Company’s Board of Directors declared a cash dividend in the amount of $0.06 per share. That dividend, totaling $265,000, was paid on April 29, 2003.

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.

The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2003 and the results of its operations and cash flows for the three months ended March 31, 2003 and 2002.  The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2002.

2.

The Company’s business is seasonal and its results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for any other interim period during or for the full year ending December 31, 2003 or for any other fiscal period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.

Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period.  Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  For the three months ended March 31, 2003, a total of 486,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods.  For the three months ended March 31, 2002, a total of 659,000 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive due to the net loss for the period.

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Numerator:
Net earnings (loss)	$849	$(5,606)

Denominator:
Weighted average shares outstanding	4,399	4,375
Dilutive effect of stock options	105	—

Denominator for diluted net earnings (loss) per share	4,504	4,375

4.

The Company leases its corporate offices, warehouse facilities and data processing equipment.  Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13.  The office and warehouse leases expire over the next ten years and the equipment leases expire in 2003.  The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2002 are as follows:

Year Ending December 31,	Equipment	Facilities	Total

	(In thousands)
2003	$200	$3,106	$3,306
2004	—	2,271	2,271
2005	—	1,757	1,757
2006	—	1,766	1,766
2007	—	999	999
Thereafter	—	3,370	3,370

	$200	$13,269	$13,469

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Set forth below are the net sales, by region:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
USA	$32,375	$31,098
Canada	8,256	7,078
Other	—	21

	$40,631	$38,197

6.

Intangible Assets.  Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions.  The Company adopted SFAS 142 “Goodwill and Intangible Assets” as of January 1, 2002.  In accordance with SFAS 142, we ceased amortizing goodwill as of that date and we performed a required transitional goodwill impairment test.  This analysis resulted in a non-cash goodwill impairment charge in the amount of $6,325,000, which was reported in the statement of operations for the three months ended March 31, 2002 as a cumulative effect of an accounting change.  There was no tax benefit associated with this charge.  Additionally, the Company has identified an intangible asset that is continuing to be amortized over its contractual life of seven years.

7.	Comprehensive Earnings (Loss).

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net earnings (loss)	$849	$(5,606)
Change in accumulated foreign currency translation adjustment:	251	(8)

Comprehensive earnings (loss)	$1,100	$(5,614)

8.

Recently Issued Accounting Standards.  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net earnings and earnings per share in both annual and interim financial statements.  The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25.  As allowed by SFAS No. 123, the Company utilizes the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per common share in the three months ended March 31, 2003 and 2002, respectively, if the Company had applied fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share data)
Net earnings (loss)	$849	$(5,606)
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(20)	(25)

Pro forma net earnings (loss)	$829	$(5,631)

Net earnings (loss) per common share:
Basic–as reported	$0.19	$(1.28)
Basic–pro forma	$0.19	$(1.29)
Diluted–as reported	$0.19	$(1.28)
Diluted–pro forma	$0.18	$(1.29)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACCOUNTING POLICIES AND ESTIMATES

          General

          In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we record assets at the lower of cost or fair value.  In determining the fair value of such assets as accounts receivable, inventories, deferred income taxes and goodwill, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets.  These include assumptions about such matters as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods.  Those estimates and assumptions are based on current information available to us at the time they are made.  If there are material changes in events or circumstances from those anticipated at the time we made our estimates and assumptions, US GAAP will require us to adjust the earlier estimates that are affected by those changes.  Any downward adjustments to the amounts at which we record our assets, due to those changes, are commonly referred to as “write-downs” of the assets involved.

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

          It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” in the fair value of those of our assets which are subject to periodic fluctuations in value.  Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence.  Such reserves or allowances are established, and such write-downs are effectuated, by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are established or those write-downs are recorded.  With respect to other assets, we write down their fair market value directly, by a charge against income, upon determining that, due to changes in events or circumstances, the amounts at which they are carried on our books exceed their current fair market value.  As a result, our judgments, estimates and assumptions about future events and circumstances can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

          Under US GAAP, most businesses also must make estimates or judgments regarding the amounts at which and the periods during which sales are recorded.  Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products to or the provision of services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services.  Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, US GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which sales are recorded, primarily based on the nature, extensiveness and duration of those rights and its historical return experience.

          In making our estimates and assumptions we follow US GAAP and accounting practices applicable to our business that we believe, after consultation with our independent public accountants, will enable us to make fair and consistent estimates of the fair value of those assets and establish adequate reserves or allowances.  Additionally, as part of the audit of our annual financial statements, our independent public accountants examine, on a test basis, the evidence on which we rely, and assess the accounting principles that we use and the significant estimates that we make, in determining the amounts at which we propose to record our assets and establish our reserves in our financial statements.

          Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

          Revenue Recognition and the Allowance for Product Returns.  We recognize revenue from the sale of a product upon its shipment to the customer.  We provide our customers with a limited right of return.  We establish an allowance for potential returns which reduces the amounts of our reported sales, based on historical experience with returns of like products and economic conditions and trends, which can affect the level at which customers submit product returns.

          Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records.  We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or “receivables.”  The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic conditions and trends, which affect the ability of customers to keep their accounts current.  Estimates of uncollectible amounts are revised periodically, and changes are recorded in the period they become known.  For example, if the financial condition of the Company’s customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required.  Additionally, charges against the allowance may necessitate that additions be made from time to time to replenish the reserve.  Since the allowance is created by recording a charge against income, an increase in or additions to the allowance will cause a decline in our operating results in the period when the increase or additions are made.

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

          Allowance for Deferred Income Taxes.  We record tax loss and tax credit carryforwards as a “deferred tax asset” on our balance sheet to the extent they are available to offset or reduce our future income tax liability.  At March 31, 2003, the amount of that asset totaled approximately $3 million, net of a valuation allowance of $70,000.  Under applicable federal and state income tax laws and regulations, deferred tax assets relating to tax loss and tax credit carryforwards will expire if not used within specified time periods.  Accordingly, the ability to use such assets will depend on the taxable income we are able to generate during those time periods.  As a result, we establish a valuation allowance, which we apply as a reduction of the gross amount of the deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset.  In determining the amount of that allowance, we consider current operating and economic trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate.  Currently, available evidence leads us to believe that it is more likely than not that we will be able to utilize the deferred tax asset that is recorded in our financial statements.  However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the valuation allowance and thereby reduce the amount at which we record the deferred tax asset.  That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

          Long-Lived Assets.  Long-lived assets and intangible assets are reviewed for impairment at least annually or sooner if and when events or circumstances indicate that the carrying value of any such asset may be not be fully recoverable.  In accordance with US GAAP, we compare the estimated undiscounted future cash flows expected to be generated by the asset to the carrying value of the asset.  If the carrying value exceeds those undiscounted cash flows, we consider the asset to be impaired.  We then measure the impairment loss as the excess of the carrying value over the fair value of the asset and then reduce its carrying value on the balance sheet to its fair value by recording a charge against income in the amount of that excess.

RESULTS OF OPERATIONS

          Factors Generally Affecting Sales of RV and Boating Products.  We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America.  Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”).  Our sales are affected primarily by (i) usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

          The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions.  As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats.  Weather conditions also affect the usage of RVs and boats.  Additionally, shortages in the supply of gasoline and, depending on other economic conditions, increases in the prices of gasoline, also can lead to declines in the usage and purchases of RVs and boats.  On the other hand we have found, at least since September 11, 2001, that usage and purchases of RVs and boats also can be affected by geopolitical conditions.  The events of September 11, 2001 appear to have resulted in a decrease in international travel and in plane travel and a related increase in the usage of RVs.  As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, increases in the prices of gasoline, and unusually adverse weather conditions and geopolitical events, as well.

          Net Sales.  Net sales increased by $2,434,000 or 6.4% in the quarter ended March 31, 2003, as compared to the corresponding period in 2002.  We believe that this increase was due to a number of factors, including (i) relatively stable demand for RV products despite a weakened economy, which we believe is at least partially attributable to low market rates of interest, (ii) security concerns about foreign travel and travel by air, which we believe is causing an increase in the usage and in purchases of RVs, and (iii) the implementation of our inventory management and deployment program, which has enabled us to improve our service levels to our customers and, we believe, increase our share of RV After-Market sales.

          Gross Margin.  Our gross margin decreased to 18.4% of net sales in the three months ended March 31, 2003 from 18.7% in the first quarter of 2002.  This decrease was due to (i) a change in the mix of products sold during the quarter as compared to the same quarter of 2002, (ii) an increase in customer promotional allowances during the quarter, and (iii) competitive pricing pressures experienced during the quarter in our markets.

          Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses increased in the quarter ended March 31, 2003 by $366,000, or 6.9%, as compared to the corresponding period of 2002.  This increase was due primarily to an increase in labor costs, both selling and administrative, as well as an increase in marketing costs.  In the fiscal year ended December 31, 2001, we reduced salaries and wages as a cost cutting measure in response to declining sales.  During the latter part of fiscal 2002, we increased salaries and wages of employees, other than executive officers of the Company, in response to improved sales and improved operating results.  Those increases were reflected in first quarter 2003 operating results.

          Operating Income.  The combined effects of the reduction in gross margin and the increase in SG&A expenses more than offset the effect of the increase in sales during the first quarter.  As a result, operating income declined by $32,000 in the quarter ended March 31, 2003, as compared to the same quarter of 2002.

          Interest Expense.  Interest expense increased by $21,000, or 6.3% in the three months ended March 31, 2003, from the three months ended March 31, 2002.  This increase was the result of an increase in average long-term borrowings outstanding during the quarter that were used primarily to fund an increase in inventory levels designed to meet increased customer demand and maintain improved customer service levels.

          Income Taxes.  Our effective tax rate declined to 39.0% in the first quarter of 2003 from 50.4% in the same period in 2002.  This reduction was due to (i) an increase in earnings from our Canadian subsidiary, the income of which is taxed at a lower effective rate, (ii) an adjustment in our tax valuation allowances made during 2002 to reflect the Company’s increased profitability and the realization of its tax carryforward benefits, (iii) a reduction in our authorized common and preferred shares which reduced our state franchise taxes, (iv) a reduction in non deductible fixed costs and capital taxes as a percentage of our anticipated earnings for the year due to their fixed nature and our anticipated increased profitability.

          Net earnings (loss).  During the quarter ended March 31, 2003 we generated net earnings of $849,000, or $0.19 per diluted share, as compared to earnings, before the cumulative effect of an accounting change, of 719,000, or $0.16 per share, in the same quarter of 2002.  The earnings improvement in the quarter ended March 31, 2003 was due to the reduction in our effective tax rate described above, which more than offset the $32,000 decline in operating income in the quarter ended March 31, 2003.

          Cumulative Effect of Accounting Change.  As previously reported, we adopted SFAS 142, “Goodwill and Intangible Assets,” effective as of January 1, 2002.  In accordance with SFAS 142, we conducted a transitional goodwill impairment analysis as of January 1, 2002, and on the basis of that analysis, we recognized a non-cash goodwill impairment charge of $6,325,000, or $1.45 per share as of that date, which was reported as cumulative effect of an accounting change in the quarter ended March 31, 2002.  That goodwill impairment charge did not affect the Company’s tangible net worth or cash flow.  However, due to that charge, we recorded a net loss of $5,606,000, or $1.28 per diluted share, in the first quarter of 2002.

Liquidity and Capital Resources

          We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds.  Under the terms of that revolving credit facility, which expires in May 2005, we may borrow up to the lesser of (i) $40,000,000 with seasonal reductions down to $30,000,000 to $35,000,000 between August 1 and February 28 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory.  Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.5 percent.

          At May 5, 2003, outstanding bank borrowings totaled $38,600,000.  Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

          We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons.  See “Seasonality and Inflation” below.

          Although our sales increased 6.4% during the quarter ended March 31, 2003 as compared to the same period of 2002, our accounts receivable balance increased by only $431,000 or 1.4% at March 31, 2003 as compared to our accounts receivable balance at March 31, 2002, primarily as a result of an acceleration in our accounts receivable collections.  We increased our inventories by $2,925,000 in the quarter ended March 31, 2003 as compared to a reduction in inventory levels of  $750,000 in the same quarter of 2002, primarily to improve our ability to service the needs of our customers for products.  As a result of the increases in accounts receivable and inventories, our net bank borrowings increased by $14,292,000 during the quarter ended March 31, 2003 as compared to $10,887,000 in the first quarter of 2002.

          Capital expenditures, primarily for computer enhancements and warehouse equipment, were $179,000 in the three months ended March 31, 2003 and $451,000 in the corresponding three months of 2002.

          Due to the significant improvement in operating results in the fiscal year ended December 31, 2002 (before the non-cash goodwill impairment charge), as compared to the Company’s operating results in the prior two fiscal years, the Company’s Board of Directors declared a cash dividend of $0.06 per share during the quarter ended March 31, 2003.  That cash dividend, which totaled $265,000, was paid on April 21, 2003 to all stockholders of  record as of April 7, 2003.

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

          Inflation.  Generally, we have been able to pass inflationary price increases on to our customers.  However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates.  Such increases, or even the prospect of increases in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for the products we sell.

Forward Looking Information

          Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, or to rely on historical operating results, to predict future financial performance, because actual results in the future may differ materially, depending on the effect of a number of risks and uncertainties.  Those risks and uncertainties include, but are not limited to:

          Increases in Price Competition.  Price competition within the Company’s distribution channels may increase, which would result in reductions in our profit margins.

          Difficult Economic Conditions.  Economic conditions in the United States may not improve significantly or interest rates may increase, either of which could cause consumers to reduce discretionary spending which, in turn, could result in reduced sales of our products.

          Effects of Shortages, or Increases in the Price, of Gasoline or Unusually Severe Weather Conditions.  Shortages in the supply or increases in the price of gasoline or unusually severe weather conditions in the United States or Canada could reduce the usage of RV’s and pleasure boats and, hence, purchases of the products we sell.

          Possible Changes in Supply Relationships.  Changes could occur in the structure or nature of the relationships among manufacturers, distributors and retailers within our industry, which could create supply problems or result in increased operating costs or increased competition that would affect our operating results.

          For information concerning these and other factors and risks, see the foregoing discussion in this section of this Report titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

          We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows.  The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations.  As of March 31, 2003, we had approximately $37.3 million of borrowings outstanding under our revolving credit facility.

          To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt.  We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

          We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations.  The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized.  We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged.  As of March 31, 2003, there were no such agreements outstanding.

          Approximately 22% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements.  Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

          Within the past 90 days we carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have each concluded that those controls and procedures were effective in making known to them, on a timely basis, the material information needed for the preparation of this Report on Form 10-Q.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those internal controls since the date of their evaluation nor did we find any significant deficiencies and material weaknesses that would have required corrective actions to be taken with respect to those controls.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 9, 2003	By:	/s/ SANDRA A. KNELL

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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ SANDRA A. KNELL

Sandra A. Knell Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No	Description of Exhibit

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1