Form 10-Q
period 2003-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2003-08-12
CIK 728303

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,422,598 shares of Common Stock as of August 1, 2003

THE COAST DISTRIBUTION SYSTEM, INC.

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,168	$1,996
Accounts receivable – net of allowances of $1,216 and $1,172 as of June 30, 2003 and December 31, 2002, respectively	23,858	12,118
Inventories	36,008	36,198
Other current assets	1,096	3,134

Total current assets	64,130	53,446
PROPERTY, PLANT, AND EQUIPMENT—NET	2,419	2,454
OTHER ASSETS	1,265	1,256

	$67,814	$57,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$63	$62
Accounts payable	10,295	10,909
Other current liabilities	2,906	2,613

Total current liabilities	13,264	13,584
LONG-TERM OBLIGATIONS
Secured note payable to bank	31,096	23,004
Other long-term liabilities	282	279

	31,378	23,283
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,422,598 and 4,390,864 issued as of June 30, 2003 and December 31,2002 respectively	16,868	16,837
Accumulated comprehensive loss	(149)	(806)
Retained earnings	6,453	4,258

	23,172	20,289

	$67,814	$57,156

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net sales	$47,530	$44,885	$88,161	$83,082
Cost of sales, including distribution costs	38,101	37,803	71,274	68,876

Gross profit	9,429	7,082	16,887	14,206
Selling, general and administrative expenses	6,365	5,535	12,077	10,881

Operating income	3,064	1,547	4,810	3,325
Other income (expense)
Interest	(443)	(462)	(795)	(793)
Other	117	(11)	116	(10)

	(326)	(473)	(679)	(803)

Earnings before income taxes and cumulative effect of accounting change	2,738	1,074	4,131	2,522
Income tax provision	1,127	465	1,671	1,194

Earnings before cumulative effect of accounting change	1,611	609	2,460	1,328
Cumulative effect of accounting change	—	—	—	(6,325)

Net earnings (loss)	$1,611	$609	$2,460	$(4,997)

Basic earnings (loss) per share
Before cumulative effect of accounting change	$0.36	$0.14	$0.56	$0.30
Cumulative effect of accounting change	—	—	—	(1.44)

Basic earnings (loss) per share	$0.36	$0.14	$0.56	$(1.14)

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$0.35	$0.14	$0.54	$0.30
Cumulative effect of accounting change	—	—	—	(1.44)

Diluted earnings (loss) per share	$0.35	$0.14	$0.54	$(1.14)

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS
(Dollars in thousands)

Six months ended June 30,
(Unaudited)

	2003	2002

Cash flows from operating activities:
Net earnings (loss)	$2,460	$(4,997)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	436	400
Cumulative effect of accounting change	—	6,325
Changes in assets and liabilities:
Accounts receivable	(11,740)	(11,371)
Inventories	190	925
Other current assets	2,038	364
Accounts payable	(614)	(779)
Current liabilities	293	(189)

Total adjustments	(9,397)	(4,325)

Net cash used in operating activities	(6,937)	(9,322)
Cash flows from investing activities:
Capital expenditures	(387)	(823)
Increase (decrease) in other assets	(23)	1,088

Net cash provided by (used in) investing activities	(410)	265
Cash flows from financing activities:
Net borrowings under line-of-credit agreement	8,092	8,911
Net borrowings of other long-term debt	4	60
Issuance of common stock pursuant to employee stock option and purchase plans	31	14
Payment of cash dividend	(265)	—

Net cash provided by financing activities	7,862	8,985
Effect of exchange rate changes on cash	657	236

NET INCREASE IN CASH	1,172	164
Cash beginning of period	1,996	1,001

Cash end of period	$3,168	$1,165

During the six months ended June 30, 2003 the Company’s Board of Directors declared a cash dividend in the amount of $0.06 per share. That dividend, totaling $265,000, was paid on April 21, 2003.

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.

The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (“GAAP”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.  In the opinion of management, these unaudited condensed interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2003 and the results of its operations and cash flows for the three and six month periods ended June 30, 2003 and 2002.  The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2002 and additional information regarding those policies is set forth in Item 2 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.

The Company’s business is seasonal and its results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any interim period during or for the full year ending December 31, 2003 or for any other fiscal period.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.

Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during the period.  Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method).  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  For the three and six month periods ended June 30, 2003, 279,000 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods.  For the three months ended June 30, 2002, 430,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during the period.  For the six-month period ended June 30, 2002, 659,000 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings (loss) per share as their inclusion would have been anti-dilutive due to the net loss for the period.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Numerator:
Net earnings (loss)	$1,611	$609	$2,460	$(4,997)
Denominator:
Weighted average shares outstanding	4,417	4,391	4,408	4,383
Dilutive effect of stock options	148	119	126	—

Denominator for diluted net earnings (loss) per share	4,565	4,510	4,534	4,383

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

The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2002 are as follows:

Year Ending December 31,	Equipment	Facilities	Total

	(In thousands)
2003	$200	$3,106	$3,306
2004	—	2,271	2,271
2005	—	1,757	1,757
2006	—	1,766	1,766
2007	—	999	999
Thereafter	—	3,370	3,370

	$200	$13,269	$13,469

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Set forth below are the net sales, by region:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
USA	$38,814	$37,498	$71,189	$68,596
Canada	8,686	7,383	16,942	14,461
Other	30	4	30	25

	$47,530	$44,885	$88,161	$83,082

6.

Intangible Assets.  Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions.  The Company adopted SFAS 142 “Goodwill and Intangible Assets” as of January 1, 2002.  In accordance with SFAS 142, we ceased amortizing goodwill as of that date and we performed a required transitional goodwill impairment test.  This analysis resulted in a non-cash goodwill impairment charge in the amount of $6,325,000, which was reported in the statement of operations for the six months ended June 30, 2002 as a cumulative effect of an accounting change.  There was no tax benefit associated with this charge.

7.	Comprehensive Earnings (Loss).

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

	(In thousands)
Net earnings (loss)	$1,611	$609	$2,460	$(4,997)
Change in accumulated foreign currency translation adjustment:	406	244	657	236

Comprehensive earnings (loss)	$2,017	$853	$3,117	$(4,761)

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

8.

Recently Issued Accounting Standards.  In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 25, “Interim Financial Reporting,” to require disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported earnings and earnings per share in both annual and interim financial statements.  The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25.  As allowed by SFAS No. 123, the Company utilizes the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per common share in the three and six months ended June 30, 2003 and 2002, respectively, if the Company had applied fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

		Three Months Ended June 30,		Six Months Ended June 30,

		2003	2002	2003	2002

		(In thousands, except per share data)
Net earnings (loss)		$1,611	$609	$2,460	$(4,997)
Deduct:	Total stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(20)	(25)	(40)	(50)

Pro forma net earnings (loss)		$1,591	$584	$2,420	$(5,047)

Net earnings (loss) per common share:
	Basic – as reported	$0.36	$0.14	$0.56	$(1.14)
	Basic – proforma	$0.36	$0.13	$0.55	$(1.15)
	Diluted – as reported	$0.35	$0.14	$0.54	$(1.14)
	Diluted – proforma	$0.35	$0.13	$0.54	$(1.15)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

     General

          In accordance with generally accepted accounting principles, as applied in the United States of America (“US GAAP”), we record assets at the lower of cost or fair value.  In determining the fair value of such assets as accounts receivable, inventories, deferred income taxes and goodwill, we must make judgments, estimates or assumptions regarding future events and circumstances that could affect the value of those assets.  These include assumptions about such matters as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods.  Those estimates and assumptions are based on current information available to us at the time they are made.  If there are material changes in future events and circumstances from those anticipated at the time we made our estimates and assumptions, US GAAP will require us to adjust the earlier estimates that are affected by those changes.  Any downward adjustments are commonly referred to as “write-downs” of the assets involved.

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

          Under US GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded.  Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to provide services to a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services.  Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, US GAAP requires that the company establish a reserve or allowance for product returns by means of a reduction in the amount at which its sales are recorded primarily based on the nature, extensiveness and duration of those rights and its historical product return experience.

          In making our estimates, judgments and assumptions, we follow US GAAP and accounting practices applicable to our business that we believe, after consultation with our independent public accountants, will enable us to make fair and consistent estimates of the fair value of those assets and establish adequate reserves or allowances. Additionally, as part of the audit of our annual financial statements, our independent public accountants examine, on a test basis, the evidence on which we rely, and assess the accounting principles that we use and the significant estimates that we make, in determining the amounts at which we propose to record our assets and establish our reserves in our financial statements.

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

          Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records.  We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts.  The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic trends, which affect the ability of customers to keep their accounts current.  Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the period they become known.  For example, if the financial condition of any customers or economic conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required.  Additionally, charges against the allowance may necessitate that additions be made from time to time to replenish the reserve.  Since the allowance is created by recording a charge against income, an increase in or additions to the allowance will cause a decline in our operating results in the period when the increase or additions are made.

          Reserve for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost (first-in, first-out) or market and are reduced by an allowance for excess and slowing moving or obsolete inventories.  The amount of the allowance is determined on the basis of historical experience with different product lines, estimates concerning future economic conditions and estimates of future sales.  If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance.  Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors.  Increases in this allowance also will cause a decline in operating results as such increases are made by charges against income.

          Allowance for Deferred Income Taxes.  We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards, to the extent they are available to offset or reduce our future income tax liability.  At June 30, 2003 the amount of that asset totaled approximately $3 million, net of a valuation allowance of $70,000. Under applicable federal and state income tax laws and regulations, deferred tax assets relating to tax loss and tax credit carryforwards will expire if not used within specified time periods.  Accordingly, the ability to use such assets depends on generating taxable income during those time periods.  As a result, we establish a valuation allowance, which is applied as a reduction of the gross amount of that deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset.  In determining the amount of that allowance, we consider current operating and economic trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate.  Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the deferred tax asset that is recorded in our financial statements.  However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset.  That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

          Long-Lived Assets.  Long-lived assets and intangible assets are reviewed for impairment at least annually if and when events or circumstances indicate that the carrying value of any such asset may not be fully recoverable.  In accordance with US GAAP, we compare the estimated undiscounted future cash flows expected to be generated by the asset to the carrying value of the asset.  If the carrying value exceeds those undiscounted cash flows, we consider the asset to be impaired.  We then measure the impairment loss as the excess of the carrying value over the fair value of the asset and then reduce its carrying value on the balance sheet to its fair value by recording a charge against income in the amount of that excess.

Results of Operations

          Factors Generally Affecting Sales of RV and Boating Products.  We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”) and for boats in North America.  Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”).  Our sales are affected primarily by (i) usage of RVs and boats which affects consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats when they purchase new or used RVs or boats.

          The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions.  As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats.  Weather conditions also affect the usage of RVs and boats.  Additionally, shortages in the supply and increases in the prices of gasoline also can lead to declines in the usage and purchases of RVs and boats.  On the other hand we have found, at least since September 11, 2001, that usage and purchases of RVs and boats also can be affected by geopolitical conditions.  The events of September 11, 2001 appear to have resulted in a decrease in international travel and in plane travel and a related increase in the usage of RVs.  As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, increases in gasoline prices, and unusually adverse weather conditions and geopolitical events, as well.

          Net Sales.  Net sales increased by $2,645,000 or 5.9% in the second quarter and by $5,079,000 or 6.1% in the six months ended June 30, 2003, as compared to the corresponding periods in 2002.  We believe that these increases were due to a number of factors, including (i) relatively stable demand for RV products despite a weakened economy, which we believe is at least partially attributable to low market rates of interest, (ii) security concerns about foreign travel and travel by air, which we believe is causing an increase in the usage of RVs, and (iii) the implementation of our inventory management and deployment program, which has enabled us to improve our service levels to our customers and, we believe, increase our share of RV After-Market sales.

          Gross Margin.  Our gross margin increased to 19.8% of net sales in the three months, and 19.2% of net sales in the six months, ended June 30, 2003 from 15.8% and 17.1%, respectively, in the respective comparable periods of 2002.  These increases were due to (i) a reduction in both our freight in and freight out expenses which was largely a result of the implementation of our inventory management and deployment program, (ii) the continued strengthening of the Canadian dollar, which reduced our Canadian subsidiary’s cost of sales, and (iii) a change in mix of products sold during the periods to a higher proportion of higher margin products as compared to the same periods in 2002.

          Selling, General and Administrative Expenses.  Our selling, general and administrative expenses increased in the three and six months ended June 30, 2003 by $830,000, or 15.0%, and $1,196,000, or 11.0%, respectively, as compared to the respective corresponding periods of 2002.  These increases were due primarily to increases in labor costs, both selling and administrative, as well as an increase in marketing and computer costs.  In the fiscal year ended December 31, 2001, we reduced salaries and wages as a cost cutting measure in response to declining sales.   During the latter part of fiscal 2002, we increased salaries and wages of employees, other than executive officers of the Company, in response to improved sales and improved operating results.  Those increases were reflected in the results for the first six months of 2003.

          Operating Income.  The increases in operating income in 2003 were due to the combined effects of the increases in sales and gross margin which more than offset the increases in selling, general and administrative expenses.

          Interest Expense.  Interest expense declined by $19,000, or 4% in the quarter ended June 30, 2003, from the corresponding three months of 2002.  For the six months ended June 30, 2003, interest expense remained relatively unchanged at $795,000 as compared to $793,000 in the six months ended June 30, 2002.  A reduction in the prevailing rates of interest charged during 2003 as compared to the same periods in 2002 offset the impact of increased average long-term borrowings outstanding during 2003.

          Other Income.  Other income of $117,000 in the second quarter of 2003 was the result of a fee paid to the Company for the early termination of a contract that it no longer required for its operations.

          Income Taxes.  Our effective tax rate declined to 41.2% and 40.5% in the three and six-month periods ended June 30, 2003, respectively, from 43.3% and 47.4% in the same respective periods in 2002.  These reductions were due to (i) an increase in earnings from our Canadian subsidiary, the income of which is taxed at a lower effective tax rate, (ii) an adjustment in our tax valuation allowances made during 2002 to reflect our Company’s increased profitability and the realization of our tax carryforward benefits, (iii) a reduction in our authorized number of common and preferred shares which reduced our state franchise taxes, and (iv) a reduction in non-deductible fixed costs and capital taxes as a percentage of our anticipated earnings for the year due to their fixed nature and our anticipated increased profitability.

          Net earnings (loss).  During the three and six months ended June 30, 2003 we generated net earnings of $1,611,000 and $2,460,000, respectively.  This compares to earnings (before the cumulative effect of an accounting change) in the quarter and six months ended June 30, 2002 of $609,000 and $1,328,000, respectively.  The earnings improvements in 2003 were due to the combined effects of the improvement in operating income and the reduction in our effective tax rate.

          The cumulative effect of an accounting charge, recorded in the first quarter of fiscal 2002 was the result of the adoption by the Company of SFAS 142, “Goodwill and Intangible Assets” and the recognition, pursuant to SFAS 142, of a non-cash goodwill impairment charge of $6,325,000.  As previously reported, due to that change, the Company recorded a net loss for the six months ended June 30, 2002 of $4,997,000, or $1.14 per share.

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

          At August 1, 2003, outstanding bank borrowings totaled $25,200,000.  Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

          We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer selling seasons. See “Seasonality and Inflation” below.

          Although our sales increased 6.1% during the six months ended June 30, 2003 as compared to the same period of 2002, our accounts receivable balance decreased by $273,000 or 1.1% at June 30, 2003 as compared to our accounts receivable balance at June 30, 2002, primarily as a result of an acceleration in our accounts receivable collections.  We reduced our inventories by $190,000 during the six months ended June 30, 2003 as compared to a reduction in inventory levels of $925,000 in the corresponding six month period of 2002.

          Capital expenditures, primarily for computer enhancements and warehouse equipment, were $387,000 in the six months ended June 30, 2003 as compared to $823,000 in the corresponding six months of 2002.  We have no commitments for capital expenditures as of June 30, 2003 and do not anticipate any significant capital additions in the next twelve months.  Our bank credit facility limits our capital additions to $1,000,000 per year.

          We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company’s Condensed Consolidated Interim Financial Statements included elsewhere in this report.

          We believe that borrowings under our revolving bank credit facility and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months and we do not currently anticipate any material changes in the cash requirements of our business or in the sources of funds for our operations.

          As previously reported, due to the significant improvement in operating results in the fiscal year ended December 31, 2002 (before the non-cash goodwill impairment charge), the Company’s Board of Directors declared a cash dividend of $0.06 per share during the first quarter of the current year.  That cash dividend, which totaled $265,000, was paid on April 21, 2003 to all stockholders of record as of April 7, 2003.

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

                    Increases in Price Competition.  Price competition within the Company’s distribution channels may increase, which would result in reduction in our profit margins.

                    Difficult Economic Conditions.  Economic conditions in the United States may not improve significantly or interest rates may increase, either of which could cause consumers to reduce discretionary spending, which, in turn, could result in reduced sales of our products.

                    Effects of shortages, or Increases in the Price, of Gasoline or Unusually Severe Weather Conditions.  Shortages in the supply or increases in the price of gasoline or unusually severe weather conditions in the Untied States or Canada could reduce the usage of RV’s and pleasure boats and, hence, purchases of the product we sell.

                    Possible Changes in Supply Relationships.  Changes could occur in the structure or nature of the relationships among manufacturers, distributors and retailers within our industry, which could create supply problems or result in increased operating costs or increased competition that would affect our operating results.

          For information concerning these and other factors and risks, see the foregoing discussion in the section of this Report titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows.  The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations.  As of June 30, 2003, we had approximately $31.1 million of borrowings outstanding under our revolving credit facility.

          To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt.  We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

          We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations.  The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized.  We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged.  As of June 30, 2003, there were no such agreements outstanding.

          Approximately 19% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements.  Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

          The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2003.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

          There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.  As no significant deficiencies or material weaknesses were found, no corrective actions were taken.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b) Reports on Form 8-K.

               The Company filed a Current Report on Form 8-K dated May 9, 2003 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter ended, and its financial condition as of, March 31, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 11, 2003	By:	/s/ SANDRA A. KNELL

Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1