Form 10-Q
period 2003-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2003-11-13
CIK 728303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

4,494,765 shares of Common Stock as of October 28, 2003

THE COAST DISTRIBUTION SYSTEM, INC.

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,717	$1,996
Accounts receivable – net of allowances of $957 and $1,172 as of September 30, 2003 and December 31, 2002, respectively	13,193	12,118
Inventories	35,171	36,198
Other current assets	1,010	3,134

Total current assets	51,091	53,446
PROPERTY, PLANT, AND EQUIPMENT—NET	2,343	2,454
OTHER ASSETS	1,319	1,256

	$54,753	$57,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$56	$62
Accounts payable	7,289	10,909
Other current liabilities	3,085	2,613

Total current liabilities	10,430	13,584
LONG-TERM OBLIGATIONS
Secured note payable to bank	19,908	23,004
Other long-term liabilities	272	279

	20,180	23,283
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,433,932 and 4,390,864 issued as of September 30, 2003 and December 31,2002 respectively	16,990	16,837
Accumulated comprehensive loss	(129)	(806)
Retained earnings	7,282	4,258

	24,143	20,289

	$54,753	$57,156

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$42,792	$39,514	$130,953	$122,596
Cost of sales, including distribution costs	35,427	32,901	106,701	101,777

Gross profit	7,365	6,613	24,252	20,819
Selling, general and administrative expenses	5,725	5,604	17,802	16,485

Operating income	1,640	1,009	6,450	4,334
Other income (expense)
Interest	(262)	(328)	(1,057)	(1,121)
Other	(14)	—	102	(10)

	(276)	(328)	(955)	(1,131)

Earnings before income taxes and cumulative effect of accounting change	1,364	681	5,495	3,203
Income tax provision	535	229	2,206	1,423

Earnings before cumulative effect of accounting change	829	452	3,289	1,780
Cumulative effect of accounting change	—	—	—	(6,325)

Net earnings (loss)	$829	$452	$3,289	$(4,545)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$0.19	$0.10	$0.75	$0.41
Cumulative effect of accounting change	—	—	—	(1.45)

Basic earnings (loss) per share	$0.19	$0.10	$0.75	$(1.04)

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$0.18	$0.10	$0.72	$0.40
Cumulative effect of accounting change	—	—	—	(1.45)

Diluted earnings (loss) per share	$0.18	$0.10	$0.72	$(1.04)

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$3,289	$(4,545)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	646	619
Cumulative effect of accounting change	—	6,325
Changes in assets and liabilities:
Accounts receivable	(1,075)	(405)
Inventories	1,027	(2,004)
Other current assets	2,124	385
Accounts payable	(3,620)	(3,079)
Current liabilities	472	(145)

Total adjustments	(426)	1,696

Net cash provided by (used in) operating activities	2,863	(2,849)
Cash flows from investing activities:
Capital expenditures	(535)	(1,056)
Increase (decrease) in other assets	(63)	1,552

Net cash provided by (used in) investing activities	(598)	496
Cash flows from financing activities:
Net borrowings (repayments) under secured note payable to bank	(3,096)	2,397
Net borrowings (repayments) of other long-term liabilities	(13)	153
Issuance of common stock pursuant to employee stock option and purchase plans	153	14
Payment of cash dividend	(265)	—

Net cash provided by (used in) financing activities	(3,221)	2,564
Effect of exchange rate changes on cash	677	13

NET (DECREASE) INCREASE IN CASH	(279)	224
Cash beginning of period	1,996	1,001

Cash end of period	$1,717	$1,225

During the first quarter of 2003 the Company’s Board of Directors declared a cash dividend in the amount of $0.06 per share. That dividend, totaling $265,000, was paid on April 21, 2003.

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (“GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2003 and the results of its operations and for the three and nine month periods ended September 30, 2003 and 2002 and cash flow for the nine month periods ended September 30, 2003 and 2002. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2002 and additional information regarding those policies is set forth in Item 2 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	The Company’s business is seasonal and its results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for any interim period during or for the full year ending December 31, 2003 or for any other fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 2003 were 24,000 common shares issuable on exercise of stock options because their exercise prices were greater than the average market price of the Company’s common stock during these periods. For the three months ended September 30, 2002, a total of 430,500 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings (loss) per share, because their exercise prices were greater than average market price of the Company’s common stock during that quarter. For the nine months ended September 30, 2002, a total of 650,000 common shares issuable on exercise of stock options were excluded from the computation of diluted (loss) per share, as their inclusion would have been anti-dilutive due to the net losses in that period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Numerator:
Net earnings (loss)	$829	$452	$3,289	$(4,545)
Denominator:
Weighted average shares outstanding	4,427	4,391	4,414	4,386
Dilutive effect of stock options	262	116	170	—

Denominator for diluted net income (loss) per share	4,689	4,507	4,584	4,386

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” The office and warehouse leases expire over the next ten years and the equipment leases expire in 2003.

The minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2002 are as follows:

Year Ending December 31,	Equipment	Facilities	Total
		(In thousands)
2003	$200	$3,106	$3,306
2004	—	2,271	2,271
2005	—	1,757	1,757
2006	—	1,766	1,766
2007	—	999	999
Thereafter	—	3,370	3,370

	$200	$13,269	$13,469

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Set forth below is net sales, by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
USA	$35,830	$33,163	$107,019	$101,759
Canada	6,962	6,347	23,904	20,808
Other	—	4	30	29

	$42,792	$39,514	$130,953	$122,596

6.	Intangible Assets. Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. The Company adopted SFAS No. 142 “Goodwill and Intangible Assets” as of January 1, 2002. In accordance with SFAS No. 142, we ceased amortizing goodwill as of that date and we performed a required transitional goodwill impairment test. This analysis resulted in a non-cash goodwill impairment charge in the amount of $6,325,000, which was reported in the statement of operations for the nine months ended September 30, 2002 as the cumulative effect of an accounting change. There was no tax benefit associated with this charge.

7.	Comprehensive Earnings (Loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net earnings (loss)	$829	$452	$3,289	$(4,545)
Change in accumulated foreign currency translation adjustment	20	(223)	677	13

Comprehensive earnings (loss)	$849	$299	$3,966	$(4,532)

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

8.	Recently Issued Accounting Standards. In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based compensation on reported earnings and earnings per share in both annual and interim financial statements. The disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether the compensation is accounted for using the fair value method of SFAS No. 123 or the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.” As allowed by SFAS No. 123, the Company utilizes the accounting method prescribed by APB Opinion No. 25 and has adopted the disclosure requirements of SFAS No. 148.

The following table illustrates the effect on net earnings (loss) and net earnings (loss) per share for the three and nine months ended September 30, 2003 and 2002, respectively, if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, expect per share data)
Net earnings (loss)	$829	$452	$3,289	$(4,545)
Deduct: Total stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(20)	(15)	(60)	(65)

Pro forma net earnings (loss)	$809	$437	$3,229	$(4,610)

Net earnings (loss) per share:
Basic – as reported	$0.19	$0.10	$0.75	$(1.04)
Basic – proforma	$0.18	$0.10	$0.73	$(1.05)
Diluted – as reported	$0.18	$0.10	$0.72	$(1.04)
Diluted – proforma	$0.17	$0.10	$0.70	$(1.05)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

General

In accordance with generally accepted accounting principles in the United States of America (“US GAAP”), we record assets at the lower of cost or fair value. In determining the fair value of such assets as accounts receivable, inventories, deferred income taxes and goodwill, we must make judgments, estimates or assumptions regarding future events and circumstances that could affect the value of those assets. These include assumptions about such matters as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories in future periods. Those estimates and assumptions are based on current information available to us at the time they are made. If there are material changes in future events and circumstances from those anticipated at the time we made our estimates and assumptions, US GAAP will require us to adjust the earlier estimates that are affected by those changes. Any downward adjustments are commonly referred to as “write-downs” of the assets involved.

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

Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic trends, which affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed each period, and changes are recorded in the amounts at which such accounts are reported in our balance sheet and in the amount of the allowance we have established for uncollectible amounts in the period such changes become known. Additionally, if economic conditions or the financial condition of any customers were to deteriorate, increasing the risk of nonpayment by customers, we may make additions to that allowance to assure that it is adequate to provide for potential future losses on outstanding receivables. Charges against the allowance also may necessitate that additions be made from time to time to replenish the allowance. Additions to the allowance are effectuated by recording a charge against income and, therefore, additions to the allowance will cause a decline in our operating results in the period when they are made.

Reserve for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost (first-in, first-out) or market and are reduced by a valuation allowance for excess and slow moving or obsolete inventories. The amount of the valuation allowance is determined on the basis of historical experience with different product lines, estimates concerning future economic conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the inventory valuation allowance. Other factors that can require increases in that allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in the inventory valuation allowance also will cause a decline in operating results as such increases are made by charges against income.

Allowance for Deferred Income Taxes.  We record as a “deferred tax asset” on our balance sheet for tax loss and tax credit carryforwards, to the extent they are available to offset or reduce our future income tax liability. At September 30, 2003 the amount of that asset totaled approximately $3 million, net of a valuation allowance of $70,000. Under applicable federal and state income tax laws and regulations, deferred tax assets relating to tax loss and tax credit carryforwards will expire if not used within specified time periods. Accordingly, the ability to use such assets depends on generating taxable income during those time periods. As a result, we establish a valuation allowance, which is applied as a reduction of the gross amount of that deferred tax asset, to take account of the possibility that we will not generate sufficient taxable income in the future to fully utilize this asset. In determining the amount of that allowance, we consider current operating and economic trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that would adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

Long-Lived Assets.  Long-lived assets and intangible assets are reviewed for impairment at least annually and also if and when events or circumstances indicate that the carrying value of any such asset may not be fully recoverable. In accordance with US GAAP, we compare the estimated undiscounted future cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value exceeds those undiscounted cash flows, we consider the asset to be impaired. We then measure the impairment loss as the excess of the carrying value over the fair value of the asset and then reduce its carrying value on the balance sheet to its fair value by recording a charge against income in the amount of that excess.

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

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the prices of gasoline also can lead to declines in the usage and purchases of RVs and boats. On the other hand we have found, since September 11, 2001, that usage and purchases of RVs and boats also can be affected by geopolitical conditions. The events of September 11, 2001 appear to have resulted in a decrease in international travel and in plane travel and a related increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, increases in gasoline prices, unusually adverse weather conditions and geopolitical events.

Net Sales.  Net sales increased by $3,278,000 or 8.3%, and by $8,357,000 or 6.8%, respectively, in the three and nine month periods ended September 30, 2003, in each case as compared to the corresponding period in 2002. We believe that these increases were due to a number of factors, including (i) relatively stable demand for RV products despite a weakened economy, which we believe is at least partially attributable to low market rates of interest, (ii) security concerns about foreign travel and travel by air, which we believe is causing an increase in the usage of RVs, and (iii) the implementation of our inventory management and deployment program, which has enabled us to improve our service levels to our customers which we believe has enabled us to capture a larger share of RV After-Market sales.

Gross Margin.  Our gross margin increased to 17.2% and 18.5% of net sales, respectively, in the three and nine month periods ended September 30, 2003, from 16.7% and 17.0%, respectively, in the respective comparable periods of 2002. These increases were due to (i) a reduction in both our freight in and freight out expenses which was largely a result of the implementation of our inventory management and deployment program, (ii) the continued strengthening of the Canadian dollar, which reduced our Canadian subsidiary’s cost of sales, and (iii) a change in mix of products sold to a higher proportion of higher margin products in the current year periods as compared to the same periods in 2002.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses increased in the three and nine months periods ended September 30, 2003 by $121,000, or 2.2%, and $1,317,000, or 8.0%, respectively, as compared to the respective corresponding periods of 2002. These increases were due primarily to increases in labor costs, both selling and administrative, as well as an increase in marketing and computer costs. In the fiscal year ended December 31, 2001, we reduced salaries and wages as a cost cutting measure in response to declining sales. During the latter part of fiscal 2002 we increased, back to pre-2001 levels, the salaries and wages of employees, other than executive officers of the Company, in response to improved sales and improved operating results. Those increases were reflected in the entirety of the nine months end September 30, 2003 but only for a portion of the corresponding period in 2002. Notwithstanding those increases in the amounts of such expenses, as a percentage of net sales SG&A expense decreased to 13.4% in the three months ended September 30, 2003 from 14.2% in the same period of 2002 and increased to only 13.6% in the nine months ended September 30, 2003 from 13.4% in the same period of 2002.

Operating Income.  The increases in operating income in 2003 were due to the combined effects of the increases in sales and gross margin, which more than offset the increases in SG&A expenses.

Interest Expense.  Interest expense declined by $66,000, or 20% in the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002. For the nine months ended September 30, 2003, interest expense declined by $64,000, or 5.7% as compared to the nine months ended September 30, 2002. Contributing to these reductions was a decrease in the prevailing rates of interest charged on our outstanding borrowings during 2003 and a reduction in the amount of those borrowings outstanding during the third quarter of 2003 as compared to the third quarter of 2002.

Other Income.  Other income of $102,000 in the nine months ended September 30, 2003 was the result of a fee paid to the Company for its early termination of a contract that it no longer required for its operations.

Income Taxes.  Our effective tax rate increased to 39.2% from 33.6% in the quarter ended September 30, 2003 from the same quarter in 2002. This increase was due primarily to the effect of non-taxable elimination adjustments. For the nine months ended September 30, 2003, our effective tax rate decreased to 40.1% from 44.4% in the same nine-month period in 2002. That reduction was due to (i) an increase in our Canadian subsidiary’s earnings, which are taxed at a lower effective tax rate than our earnings in the United States, (ii) an adjustment in our tax valuation allowances made during 2002 to reflect our Company’s increased profitability and the realization of our tax carryforward benefits, (iii) a reduction in our authorized number of common and preferred shares which reduced our state franchise taxes, and (iv) a reduction in non-deductible fixed costs and capital taxes as a percentage of our earnings.

Cumulative Effect of a Change in Accounting Principle.  In the nine months ended September 30, 2002, we incurred a non-cash goodwill impairment charge of $6,325,000, or $1.45 per share, as the cumulative effect of a change in accounting principle as a result of our adoption of SFAS No. 142, “Goodwill and Intangible Assets.” See Note 6 to the Consolidated Condensed Interim Financial Statements included elsewhere in this Report.

Net earnings (loss).  During the three and nine periods months ended September 30, 2003 we generated net earnings of $829,000 and $3,289,000, respectively. This compares to earnings of $452,000 and $1,780,000, respectively (before the above-described transitional goodwill impairment charge recorded as the cumulative effect of a change in accounting principle) in the three and nine month periods ended September 30, 2002. These earnings improvements in the three and nine month periods ended September 30, 2003 were due to the combined effects of the improvement in operating income and the reduction in our interest expense. As previously reported, due to the goodwill impairment charge recorded in the three months ended March 31, 2002 (which is described above), we recorded a net loss of $4,545,000, or a net loss per diluted share of $1.04, for the nine months ended September 30, 2002.

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

At October 28, 2003, outstanding bank borrowings totaled $16,100,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Primarily as a result of an acceleration in our accounts receivable collections, our accounts receivable balance increased by only $28,000 or 0.2% at September 30, 2003 from September 30, 2002, despite an $3.3 million or 8.3% increase in net sales during the quarter ended September 30, 2003. We also reduced our inventories by $1,027,000 during the nine months ended September 30, 2003 as compared to an increase in inventory levels of $2,004,000 in the corresponding nine month period of 2002. Primarily as a result of the increase in net earnings and the decrease in inventories, we were able to generate cash from operations of $2,863,000 in the nine months ended September 30,2003 as compared to using cash of $2,849,000 in operations in the nine months ended September 30, 2002.

Capital expenditures, primarily for computer enhancements and warehouse equipment were $535,000 in the nine months ended September 30, 2003 as compared to $1,056,000 in the first nine months of 2002. We have no commitments for capital expenditures as of September 30, 2003 and do not anticipate any significant capital additions in the next twelve months. Our bank credit facility limits our capital additions to $1,000,000 per year.

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

As previously reported, due to the improvement in operating results in the fiscal year ended December 31, 2002 (before the non-cash goodwill impairment charge), the Company’s Board of Directors declared a cash dividend of $0.06 per share during the first quarter of fiscal 2003. That cash dividend, which totaled $265,000, was paid on April 21, 2003 to all stockholders of record as of April 7, 2003.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of September 30, 2003, we had approximately $19.9 million of borrowings outstanding under our revolving credit facility.

To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 2003, there were no such agreements outstanding.

Approximately 5% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.    CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on August 26, 2003. The only matter voted on by stockholders at the Meeting was the election of two Class III directors to serve for a term of three years.

Election of Directors.  The candidates nominated by the Board of Directors, Thomas R. McGuire and Ben A. Frydman, were the only persons nominated for election as a Class III Director at the Meeting and their election was uncontested. Set forth below are the number of votes cast for the election of each of those candidates and the number withheld. As the election was uncontested, there were no broker non-votes.

Nominee	Votes “For”	Votes “Withheld”
Thomas R. McGuire	3,299,260	2,405
Ben A. Frydman	3,083,168	218,497

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)  Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated August 7, 2003 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter ended, and its financial condition as of, June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 12, 2003	By:	/s/ SANDRA A. Knell

Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1