Form 10-K
period 2003-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2004-03-30
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the outstanding shares of common stock held by non-affiliates of Registrant as of June 30, 2003, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $12,068,000.

As of March 12, 2004, a total of 4,548,098 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2004.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

i

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are based on current information and the expectations or beliefs expressed in those statements are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those set forth in those statements. Some of those risks and uncertainties are described in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Certain Factors That Could Affect Future Performance” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

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

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers (which we will refer to in this report as “proprietary products”). The proprietary products are marketed by us under our own brand-names in competition with brand name products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for functionally equivalent brand name products. For additional information regarding our proprietary products, see the Section of this Part I of this Report entitled “PRODUCTS— Proprietary Products.”

In late 2000 we began the implementation of a new inventory management and deployment program. This program was designed to enable us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments and improve the responsiveness of service to our customers by, among other things, enabling us to fill a greater percentage of their orders from those of our warehouses closest to the location of the customer. During the implementation phase of this program, our operating costs did increase and service levels did suffer. However, this program enabled us, beginning in fiscal 2002, to increase our gross margins through vendor price concessions and freight reimbursements, to reduce our operating expenses and, at the same time, to improve the level and responsiveness of service that we are able to provide our customers. See “Business — Distribution” in this Part I, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of this Report.

We utilize a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to us, and enables us to prepare and invoice most orders within 24 hours of receipt. We also have established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. We believe that the breadth of our product lines, the proprietary products we are able to offer to our customers, the computer integration of our operations, and our inventory management and deployment program distinguishes us from other distributors and suppliers of RV and boating parts, supplies and accessories with which we compete.

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

The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See “Products” below.

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

We carry a line of approximately 10,000 boating and marine products that we distribute. Those products include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment.

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

MARKETING, SALES AND CUSTOMER SERVICE

Our Customers. Our customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 2003, 2002 or 2001.

Our Customer Service Center and Computerized Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

We also operate a customer sales and service center through which our customers can obtain product information and place orders by telephone using our toll-free telephone numbers. With the exception of holidays, our customer sales and service center is operational for a total of 13 hours per day, Monday through Friday and is staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues. Currently, the number of customer calls handled by our national customer sales and service center, which can be accessed by virtually all of the Company’s customers in the United States and Canada, ranges from 2,000 to 6,000 per day and the customer service center has enabled us to improve customer service and at the same time reduce our selling expenses.

Orders transmitted from customers either electronically, or by telephone to the national customer sales and service center, are input into our IBM AS 400 computer and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock (that is, on “back-order”). In addition, we offer to participating customers a “split shipment program” by which a customer’s order for a product that is not available from the Company’s distribution center closest to the customer will be shipped to that customer from another of the Company’s distribution centers when that product is available at that back-up distribution center. One of the objectives of our new inventory management and deployment program is to improve our ability to fulfill customer orders from the distribution centers closest to the customer and thereby to improve the responsiveness, and reduce the costs, of service to the customer (see “Distribution” below).

DISTRIBUTION

General. Our regional distribution and warehouse centers in North America carry inventory of up to approximately 15,000 RV parts, supplies and accessories. In addition, our distribution centers stock, in varying quantities, up to approximately 10,000 boating and marine parts, supplies and accessories.

We rely primarily on independent freight companies to ship our products to our customers.

Inventory Management and Deployment Program. We have developed and implemented an inventory management and deployment program that is designed to enable us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, and to provide greater flexibility to meet changing customer demands, with the overall objectives of improving service levels to our customers, improving our gross margins, and reducing freight costs and other costs of operations. The development and implementation of this program did cause some initial disruptions in our operations and increases in our costs. However, now that implementation of this program is complete, we believe that the program has enabled us to improve our service levels and produce greater efficiencies and costs savings in our operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II of this Report.

ARRANGEMENTS WITH MANUFACTURERS

General. The products we distribute are purchased from more than 500 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no guaranteed price or delivery agreements with manufacturers, including the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from more than one source. In addition, we obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture.

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

None of the manufacturers or suppliers from which we obtain products accounted for more than 5% of our product purchases in 2003, 2002 or 2001, except Airxcel, Inc., which supplies us with our requirements for RV air conditioners, sold under the Coleman® brand name, under a multi-year product supply agreement. In the years ended December 31, 2003, 2002, and 2001, the products supplied by Airxcel accounted for approximately 11%, 11% and 12%, respectively, of the Company’s net sales in those years.

Manufacturers generally warrant the products that we distribute, including our proprietary products, and allow us to return defective products, including those that have been returned to us by our customers. We do not independently warrant the products that we distribute, including the proprietary products that we sell.

COMPETITION

The Company faces significant competition. There are a number of national and regional distributors of RV and boating parts, supplies and accessories that compete with the Company. There also are mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of RV or boating parts, supplies and accessories that purchase such products directly from manufacturers. The mass merchandisers and national and regional chains compete directly with the RV and boating supply stores and service centers that purchase products from us. This competition affects both the volume of our sales, and the prices we are able to charge for the products we sell, to RV and boating supply stores. Additionally, there is no assurance that changes in supply relationships or new alliances within the RV or boating products industry will not occur that would further increase competition. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Certain Factors That Could Affect Future Performance” in Part II of this Report.

Like most of our competitors, we compete on the basis of the quality, speed and reliability of our service, the breadth of our product lines and price. We believe that we are highly competitive in each of those areas.

EMPLOYEES

At December 31, 2003, we had approximately 400 full-time employees, which includes employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution centers. None of our employees is represented by a labor union and we believe that we have good relations with our employees.

COMPANY WEBSITE

Our internet website address is wwwcoastdistribution.com. Our Annual Report to Stockholders, quarterly reports to stockholders for the first three quarters of each year, and the reports we file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 are available on our website.

ITEM 2. PROPERTIES

We operate 13 regional distribution centers in 12 states in the United States, and 4 regional distribution centers, each located in a different Province, in Canada. All of the facilities at which those distribution centers are located are leased under triple net leases which require us to pay, in addition to rent, real property taxes, insurance and maintenance costs.

The following table sets forth certain information regarding those facilities.

Location	Square Footage	Lease Expiration Date
Portland, Oregon	57,000	December 31, 2006
Visalia, California	90,000	November 30, 2012
Fort Worth, Texas	90,670	April 30, 2009
San Antonio, Texas	27,300	June 30, 2008
Denver, Colorado	50,000	September 30, 2004
Elkhart, Indiana	109,000	December 31, 2005
Lancaster, Pennsylvania	64,900	June 30, 2009
Atlanta, Georgia	66,800	August 31, 2004
Tampa, Florida	38,000	June 30, 2008
Phoenix, Arizona	36,500	March 31, 2007
Salt Lake City, Utah	30,400	June 30, 2008
Albany, New York	52,500	June 30, 2004
Eau Claire, Wisconsin	36,000	October 31, 2004
Montreal, Quebec	40,715	January 1, 2010
Toronto, Ontario	34,020	December 1, 2006
Calgary, Alberta	30,750	December 1, 2008
Vancouver, British Columbia	22,839	June 1, 2005

The Company’s executive offices are located in Morgan Hill, California, a suburb of San Jose, California where it leases 26,000 square feet of office space. The Company’s address is 350 Woodview Avenue, Morgan Hill, California 95037 and its telephone number at that location is (408) 782-6686.

The Company also leases 1,500 square feet of office space in Seattle, Washington and 2,000 square feet in Anchorage, Alaska where the Company maintains sales offices.

ITEM 3.    LEGAL PROCEEDINGS

The Company from time to time is named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incident to our operations, and since we have insurance, and in many instances also have obtained indemnification agreements from manufacturers, covering any potential liability, we believe that such litigation will not have a material adverse affect on our business, operating results, financial condition or cash flow.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Thomas R. McGuire	60	Chairman of the Board and Chief Executive Officer

Sandra A. Knell	46	Executive Vice President — Finance and Chief Financial Officer and Secretary

David A. Berger	49	Executive Vice President — Marketing — Marine Products Division

Dennis A. Castagnola	56	Executive Vice President — Sales

Set forth below is certain information regarding the Company’s executive officers.

THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since the Company’s inception.

SANDRA A. KNELL. Mrs. Knell has been the Company’s Executive Vice President — Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP. Mrs. Knell is a Certified Public Accountant.

DAVID A. BERGER. Mr. Berger has served as Executive Vice President — Marketing since May 1988. From August 1986 to May 1988, Mr. Berger was Senior Vice President Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories that was acquired by the Company in 1985.

DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Executive Vice President —Sales in November 2000. From May 1994 through November 2000, he served as Senior Vice President — Proprietary Products, where he directed the Company’s proprietary products program. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company’s Portland, Oregon Distribution Center.

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

	HIGH	LOW
2003
First Quarter	$2.39	$1.65
Second Quarter	3.60	1.66
Third Quarter	5.73	3.16
Fourth Quarter	6.82	4.71
2002
First Quarter	$1.75	$0.57
Second Quarter	3.99	1.40
Third Quarter	2.99	1.56
Fourth Quarter	2.39	1.40

On March 11, 2004 the closing price per share of the Company’s common stock on the American Stock Exchange was $6.72 and there were approximately 900 holders of record of the Company’s common stock.

DIVIDEND POLICY

In March 2004, the Company’s Board of Directors declared a $0.06 per share cash dividend that is to be paid on April 23, 2004 to stockholders of record as of April 9, 2004. A cash dividend of $0.06 per share also was paid to the Company’s stockholders in April 2003. Whether or not dividends will be paid in the future will depend on a number of factors, the most important of which are the earnings we are able to generate, cash flow from operations and the cash requirements of our business. Additionally, the payment of dividends in the future will require the prior approval of the Company’s bank lender. Consequently, there is no assurance that we will pay dividends in the future.

ITEM 6.    SELECTED FINANCIAL DATA

The selected consolidated operating data set forth below for the fiscal years ended December 31, 2003, 2002 and 2001, and the selected consolidated balance sheet data at December 31, 2003 and 2002, are derived from the Company’s audited financial statements included elsewhere in this Report and should be read in conjunction with those financial statements. The selected consolidated operating data for the fiscal years ended December 31, 2000 and 1999, and the selected consolidated balance sheet data at December 31, 2001, 2000 and 1999, are derived from audited financial statements which are not included in this Report.

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(As restated)(1)	(As restated)(1)
	(In thousands, except per share data)
Operating Data:
Net Sales	$156,478	$145,816	$134,958	$147,491	$154,800
Cost of sales (including distribution costs)	129,094	122,614	115,740	125,426	128,804

Gross margin	27,384	23,202	19,218	22,065	25,996
Selling, general and administrative expenses	22,087	20,561	22,044	24,302	23,140

Operating income (loss)	5,297	2,641	(2,826)	(2,237)	2,856
Equity in net earnings of affiliated companies	54	9	107	50	76
Other income (expense)
Interest expense	(1,269)	(1,456)	(2,293)	(3,006)	(2,371)
Other	108	684	1,319	1,202	(15)

Earnings (loss) before income taxes and cumulative effect of accounting change	4,190	1,878	(3,693)	(3,991)	546
Income tax provision (benefit)	1,743	791	(1,179)	(1,150)	536

Earnings (loss) before cumulative effect of accounting change	2,447	1,087	(2,514)	(2,841)	10
Cumulative effect of accounting change (2)	—	(6,325)	—	—	—

Net earnings (loss)	$2,447	$(5,238)	$(2,514)	$(2,841)	$10

Net earnings (loss) per share-diluted before cumulative effect of accounting change (3)	$0.53	$0.25	$(0.58)	$(0.66)	$0.00
Cumulative effect of accounting change (2)	—	(1.44)	—	—	—

Net earnings (loss) per share-diluted	$0.53	$(1.19)	$(0.58)	$(0.66)	$0.00

Weighted Average shares — diluted — used in computation of net earnings (loss) per share	4,635	4,387	4,360	4,324	4,641

	Year Ended December 31,
	2003	2002	2001	2000	1999
		(As restated)(1)	(As restated)(1)
	(In thousands)
Balance Sheet Data:
Working capital	$44,685	$40,121	$35,462	$39,948	$45,653
Total assets	62,101	57,272	60,471	63,890	69,687
Long-term obligations (4)	23,799	23,140	21,785	25,140	28,105
Stockholders’ equity	23,898	20,548	25,610	28,165	31,243

(1)	See Note N to the Company’s Consolidated Financial Statements.
(2)	See Note B to the Company’s Consolidated Financial Statements.
(3)	See Note J to the Company’s Consolidated Financial Statements.
(4)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In determining the fair value of some of our assets, principally accounts receivable, inventories and deferred income taxes, we must make judgments, estimates and assumptions regarding future events and circumstances that could affect the value of those assets, such as future economic conditions that will affect our ability to collect our accounts receivable or sell our inventories. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Many of those events and circumstances, however, are outside of our control and if changes in those events or circumstances subsequently occur, GAAP will require us to adjust the earlier estimates that are affected by those changes. Any resulting downward adjustments to our prior estimates of fair value are commonly referred to as “write-downs” of assets involved.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” in fair value of such assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. The amounts at which those reserves are established and maintained are based on historical experience and also on our assumptions and judgments about future circumstances, business trends and market and economic conditions. Those reserves are periodically increased to replenish the reserve following write-downs of uncollectible accounts or to take account of increased risks due to changes in circumstances, business trends or economic conditions. Those increases are effectuated by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are increased. As a result, our judgments, estimates and assumptions about future events can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair value of those assets and to establish adequate reserves or allowances. See “Consolidated Financial Statements — Report of Independent Certified Public Accountants” in Item 8 of this Report.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights of return. We establish an allowance for potential returns that reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions, which can affect the level at which customers submit product returns.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic trends and trends in our markets, which affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate, adversely affecting the ability of customers to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge which is included in, and therefore has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At December 31, 2003 the aggregate amount of that deferred tax asset was approximately $2.6 million. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on our generating taxable income during those time periods. Under GAAP the amount that we are permitted to record, as a deferred tax asset, is the amount of available tax loss and tax credit carryforwards that we believe we will be able to utilize prior to their expiration based on an estimate of our future taxable income. In estimating future taxable income, we consider current operating and economic and market trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate during the periods remaining prior to the expiration of the tax loss and tax credit carryforwards that are available to offset future income tax liability. If that estimate indicates that it we are not likely to be able to fully utilize the available tax loss and tax credit carryforwards, we would establish a valuation allowance that would be applied as a reduction of the gross amount of that deferred tax asset. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the net deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would increase the allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

Long-Lived Assets and Goodwill. Long-lived assets, such as property and equipment and goodwill and intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying value of those assets may not be recoverable. Prior to fiscal 2002, in accordance with GAAP, we used estimated undiscounted future cash flows to determine if such an asset was impaired and would reduce its carrying value, by recording a charge against income, in the event that we determined that an impairment had occurred to the value of the asset. For fiscal years beginning on or after January 1, 2002, we are required to assess our goodwill for impairment, at least annually (or more frequently if circumstances indicate potential impairment), based on standards established by SFAS No. 142, by comparing the fair value of goodwill to its carrying amount.

During fiscal 2002, we completed a transitional impairment test as required by SFAS No. 142 with respect to our intangible assets, including goodwill. Based on that test, we determined that goodwill had been impaired by $6.3 million. As a result, in accordance with SFAS No. 142, we recorded, in our statement of operations for the fiscal year ended December 31, 2002, a non-cash goodwill impairment charge in that amount as a cumulative effect of a change in accounting principle. See the paragraph entitled “Intangible Assets” in Note A to our Consolidated Financial Statements contained in Item 8 of this Report for additional information regarding SFAS 142.

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

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply of gasoline and, depending on other economic conditions, increases in the prices of gasoline, also can lead to declines in the usage and purchases of RVs and boats. On the other hand we have found, at least since September 11, 2001, that usage and purchases of RVs also can be affected by geopolitical conditions. The events of September 11, 2001 appear to have resulted in a decrease both in international travel and in plane travel and a concomitant increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline, and unusually adverse weather conditions and geopolitical events, as well.

Overview of Fiscal 2003 Operating Results

	Year Ended December 31,
	2003	2002	2001
		(As restated)(1)	(As restated)(1)
	(In thousands, except per share data)
Net Sales	$156,478	$145,816	$134,958
Gross margin	27,384	23,202	19,218
Operating income (loss)	5,297	2,641	(2,826)
Earnings (loss) before income taxes and cumulative effect of accounting change	4,190	1,878	(3,693)
Earnings (loss) before cumulative effect of accounting change	2,447	1,087	(2,514)
Cumulative effect of accounting change	—	(6,325)	—
Net earnings (loss)	$2,447	$(5,238)	$(2,514)
Net earnings (loss) per share-diluted
Before cumulative effect of accounting change	$0.53	$0.25	$(0.58)
Cumulative effect of accounting change	—	(1.44)	—
Net earnings (loss) per share-diluted	$0.53	$(1.19)	$(0.58)

(1)	See Note N to the Consolidated Financial Statements included elsewhere in this Report.

As the above table indicates, in 2003 operating income more than doubled, and earnings (before the cumulative effect of an accounting change for goodwill impairment in 2002 ) increased by 125.1%, in each case as compared to 2002. Those improvements were primarily attributable to increases in net sales and improvements in our gross profit margin and a reduction in interest expense, which more than offset an increase in selling, general and administrative expenses in 2003.

As previously reported, we adopted SFAS 142, “Goodwill and Intangible Assets” effective as of January 1, 2002. We determined the amount of the non-cash goodwill impairment charge to be $6,325,000, or $1.44 per share. As a result of that charge, which was reported as the cumulative effect of an accounting change, we had a net loss of $5,238,000, or a $1.19 loss per diluted share, in 2002. This goodwill impairment charge did not affect the Company’s tangible net worth or cash flow.

We restated our previously issued 2002 and 2001 consolidated financial statements to reflect adjustments related to the recording of deferred income taxes on transfers of assets within companies in our consolidated group of companies. Those adjustments were erroneously not made in those two years. The effect of that restatement was to adjust, in an immaterial amount, our results of operations, as set forth in the table below:

	2002	2001
	(In thousands, except per share data)
Earnings (loss) before cumulative effect of accounting change
As previously reported	$1,063	$(2,495)
As restated	1,087	(2,514)
Net loss:
As previously reported	$(5,262)	$(2,495)
As restated	(5,238)	(2,514)

Basic and diluted earnings per share before cumulative effect of accounting change:
As previously reported	$0.24	$(0.57)
As restated	0.25	(0.58)
Basic and diluted earnings per share:
As previously reported	$(1.20)	$(0.57)
As restated	(1.19)	(0.58)

Net Sales.

Year Ended December 31, (Dollars in thousands)
2003	2002	% Increase 2003 vs. 2002	2001	% Increase 2002 vs. 2001
$156,478	$145,816	7.3%	$134,958	8.0%

The increases in net sales in 2003 and 2002, as compared to the corresponding periods of their respective prior years, were due to a number of factors, including (i) relatively stable consumer confidence despite a weakened economy, which we believe is at least partially attributable to low market rates of interest, (ii) security concerns about foreign travel and travel by air which have, we believe, led to an increase in the usage and purchases of RVs, and (iii) our progress in implementing our inventory management and deployment program, which has enabled us to improve our service levels to our customers and, we believe, increase our share of RV After-Market sales.

Gross Profit	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Gross profit	$27,384	$23,202	$19,218
Gross margin	17.5%	15.9%	14.2%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percent of net sales.

The increase in our gross margin in 2003, as compared to 2002 was due to (i) a reduction in both freight in and freight out expenses, which was largely a result of the implementation of our inventory management and deployment program, (ii) the continued strengthening of the Canadian dollar, which reduced our Canadian subsidiary’s cost of sales, and (iii) a change in the mix of products sold to a higher proportion of higher margin products in 2003 as compared to 2002.

The increase in gross margin in 2002 was due to (i) an overall reduction in the prices that we paid for products purchased from our suppliers due to volume purchases, (ii) a reduction in freight-in costs, net of supplier allowances, associated with receiving product from our suppliers and redistributing it to our regional distribution centers, (iii) a reduction in warehouse labor costs as a percentage of net sales due to their relatively fixed nature of such costs as compared to our net sales, and (iv) a reduction in shipping costs as a percentage of net sales due to improved fill rates to our customers. These reductions were largely attributable to the completion of the implementation phase of our inventory management and deployment system.

Selling, General and Administrative Expenses	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Selling, general and administrative expenses	$22,087	$20,561	$22,044
As a percentage of net sales	14.1%	14.1%	16.3%

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, labor and administrative costs, professional fees and expenses and the provision made for uncollectible accounts. The 7.4% increase in SG&A expenses in 2003, as compared to 2002, was due primarily to increases in labor costs, both selling and administrative, as well as an increase in marketing costs. However, as a percentage of net sales, SG&A expenses remained the same in 2003 as in 2002.

The 7% reduction in SG&A expenses in 2002, as compared to 2001, was due primarily to (i) our cost containment efforts that we began in 2001, including reductions in labor costs that resulted from reductions in both the number of employees and in salaries, (ii) a reduction in marketing and computer expenses and (iii) the elimination of the amortization of goodwill resulting from the implementation of SFAS 142 (which is explained in more detail in Note B to our Consolidated Financial Statements in Item 8 of this Report). The decrease in SG&A expenses, as a percentage of net sales in 2002, as compared to 2001, was attributable to the combined effects of the increase in net sales and the dollar reduction in such expenses in 2002.

The majority of our corporate overhead costs are incurred in the United States. Portions of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Operating income (loss)	$5,297	$2,641	$(2,826)
As a percentage of net sales	3.4%	1.8%	(2.1)%

The doubling of our operating income in 2003 as compared to 2002 was due to the combined effects of the increase in sales and gross margin, which more than offset the increase in selling, general and administrative expenses. The increase in operating income in 2002 was due to the combined effects of the increases in sales and gross margin and the reduction in SG&A expenses. In 2001, the operating loss was attributable to declines in sales and gross margin.

Other Income (Expense)	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Other income (expense)
Interest expense	$(1,269)	$(1,456)	$(2,293)
Other	108	684	1,319

Total	$(1,161)	$(772)	$(974)

As a percentage of net sales	(0.7)%	(0.5)%	(0.7)%

Interest Expense. Interest expense is the largest component of other income (expense). In 2003 interest expense decreased by 12% as compared to 2002. In 2002, interest expense decreased by 37% as compared to 2001. These decreases were the result of reductions in interest rates during 2002 and 2003, and, in 2002, a year over year reduction in average long-term borrowings outstanding that was attributable primarily to inventory reductions that we were able to implement as a result of our new inventory management and deployment system.

Other Income. Other income in 2002 was attributable to the sale, to a manufacturer of RV parts, of manufacturing rights and equipment for and inventories of a line of proprietary products that we had been selling not only to our After-Market Customers, but also to recreational vehicle manufacturers. In 2001, other income was primarily attributable to the sale of the real property where our distribution center in Portland, Oregon was located. Following that sale, that distribution center was relocated, to a leased facility, also in the Portland area.

Income Tax Provision (Benefit)	Year Ended December 31,
(Dollars in Thousands)	2003	2002	2001
		As Restated(1)	As Restated(1)
Income tax provision (benefit)	$1,743	$791	$(1,179)
Effective tax rate	41.6%	42.1%	(31.9)%
As a percentage of net sales	1.1%	0.5%	(0.9)%

(1)	See Note N to the Consolidated Financial Statements below.

Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. The increase in the income tax provision in 2003 was primarily attributable to the increase in taxable income. The increase in income taxes in 2002 was primarily attributable to the fact that we recorded an income tax benefit in 2001 that was primarily attributable to the loss before income taxes incurred in that year.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. Under the terms of the revolving credit facility, we may borrow up to the lesser of (i) $40,000,000 during the period from March through July, and from $30,000,000 to $35,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.5 percent. The bank credit facility matures on May 31, 2005.

At March 12, 2004, outstanding borrowings under the revolving credit facility totaled $33,000,000. Our bank borrowings are secured by substantially all of the Company’s assets and rank senior in priority to other indebtedness of the Company.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 2% 10 day, net 30-day terms. During late fall and winter, however, certain of our customers receive extended payment terms. We were able in late 2002 and 2003 to obtain similar extended payment terms from some of our suppliers, which reduced the amounts we had to borrow under our credit facility to make inventory purchases. There is no assurance that we will be able to obtain extended payment terms from our suppliers in the future. If we are unable to do so, we anticipate that it would become necessary either to incur additional borrowings under our credit facility or to extend the payment cycle on outstanding payables, which would adversely affect the discounts we could otherwise obtain from our suppliers. Also, in the event our customers were to delay their payments to us, our payments to our suppliers would have to be funded with additional bank borrowings or would have to be slowed.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivable increase as our customers begin increasing their product purchases for the spring and summer selling seasons. See “Seasonality and Inflation” below.

In an effort to increase our service level to our customers and in anticipation of our annual winter selling show, we increased our inventories by $5,154,000 at December 31, 2003. As a result, in 2003 we used net cash of $1,950,000 for operating activities, as compared to $1,158,000 in 2002 and net cash provided by operations of $3,303,000 in 2001.

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

Capital expenditures were $640,000 in 2003 as compared to $1,148,000 in 2002 and $324,000 in 2001. These expenditures were primarily for computer enhancements designed to increase the functionality of our computer system, which accounted for a substantial portion of the capital expenditures in 2002, and for the purchase of telephone and warehouse equipment.

Borrowings under our credit facility increased by $677,000 in 2003 and $1,254,000 in 2002 and decreased by $3,809,000 in 2001. The proceeds from the additional credit facility borrowings in 2003 and 2002 were used largely to increase product inventories. In 2001, we also repaid $1,333,000 in other long-term debt, the majority of which was owed on the mortgage of the Portland, Oregon distribution facility that we sold.

Contractual Commitments

We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2003, rent expense under all operating leases totaled approximately $3,602,000. The following table sets forth our future lease commitments.

Year ending December 31,	(In thousands)
2004	$3,000
2005	2,599
2006	2,591
2007	1,844
2008	1,563
Thereafter	3,099

$14,696

We do not expect any material changes in the uses or our needs for capital or in the sources of funds, and we anticipate that we will be able to fund our cash requirements with borrowings under our revolving credit facility and internally generated funds, during the fiscal year ending December 31, 2004.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year. Because substantial portions of our expenses are fixed, operating income declines and we sometimes incur losses and must rely more heavily on borrowings to fund operating requirements in the winter months when sales are lower.

The table below presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2003 and 2002. We prepared this information on a basis consistent with our audited consolidated financial statements included elsewhere in this Report. The following information includes all necessary adjustments, consisting only of normal recurring adjustments, we consider necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2003		June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	As Restated(1)		As Restated(1)	As Restated(1)
			(Unaudited)
Revenues	$40,631		$47,530	$42,792	$25,525
Gross profit	7,458		9,429	7,365	3,132
Net earnings (loss)	836		1,620	758	(767)
Net earnings (loss) per share — diluted	0.19		0.35	.16	(0.16)

	Quarter Ended
	March 31, 2002		June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	As Restated(1)
	(Unaudited)
Revenues	$38,197		$44,885	$39,514	$23,220
Gross profit	7,124		7,082	6,613	2,383
Net earnings (loss)	(5,581	)(2)	609	418	(684)
Net earnings (loss) per share — diluted	$(1.26	)(2)	$0.14	$0.09	$(0.15)

(1)	See “Results of Operation — Overview of Fiscal 2003 Operating Results” and Note N to the Consolidated Financial Statements below.
(2)	Includes the transitional goodwill charge of $6.3 million in fiscal 2002, which in accordance with SFAS 142 was required to be recorded in the first quarter of that year. See Note B to the Company’s Consolidated Financial Statements included in Item 8 of this Report.

Inflation. Generally, we have been able to pass inflationary price increases on to our customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increases in the price or shortages in the supply of gasoline or increases in interest rates, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for the products we sell.

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

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the usage levels and purchases of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by weather conditions. As a result, our sales and operating results ordinarily decline in the winter months and we usually incur losses in these periods of the year. Additionally, unusual weather conditions in a particular season, such as unusually cold weather in the spring or summer months, can cause period to period fluctuations in our sales and financial performance. The usage and purchases of RVs and boats also are affected by consumers’ level of discretionary income and their confidence about economic conditions and changes in interest rates and in the availability and cost of gasoline. As a result, our sales and operating results can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which affect the willingness of consumers to purchase and use their RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for RVs and boats;

•	Shortages in the supply and, to a lesser extent, increases in the costs of gasoline which affect the ability to use and the costs of using RVs and boats; and

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing sales revenue and our margins.

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Therefore, our existing debt makes us more vulnerable to general economic downturns and competitive pressures and, as discussed above in this Section of this Report, the interest we have to pay on such debt impacts our operating results.

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

Additional uncertainties are discussed above in this Section of this Report, including, in particular, in the introductory portion of this Section that discusses our accounting policies and estimates and the effects those policies and estimates can have on our future financial position and operating results.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2003, we had outstanding borrowings of $23.7 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2003, there were no such agreements outstanding.

Approximately 14% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note N to the consolidated financial statements, the Company has restated its 2002 and 2001 financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Coast Distribution System, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2003. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

San Jose, California

February 27, 2004

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2003	2002
		(As restated; see Note N)
ASSETS
Current Assets
Cash	$991	$1,996
Accounts receivable (less allowance for doubtful accounts of $981 in 2003 and $1,172 in 2002)	12,799	12,118
Inventories	41,352	36,198
Prepaid expenses	1,031	537
Deferred income taxes	2,609	2,782
Income tax refunds receivable	307	74

Total current assets	59,089	53,705
Property, Plant and Equipment	2,264	2,454
Other Assets
Costs in excess of net assets of acquired businesses	—	68
Deferred income taxes	6	416
Other	742	629

Total other assets	748	1,113

	$62,101	$57,272

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable	$10,613	$10,909
Accrued liabilities	3,743	2,613
Current maturities of long-term obligations	48	62

Total current liabilities	14,404	13,584
Long-Term Obligations	23,799	23,140
Commitments	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,520,098 and 4,390,864 issued and outstanding as of December 31, 2003 and 2002, respectively	17,126	16,837
Accumulated other comprehensive earnings (loss)	73	(806)
Retained earnings	6,699	4,517

Total Stockholders Equity	23,898	20,548

	$62,101	$57,272

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
	(Dollars in thousands, except per share amounts)
Net sales	$156,478	$145,816	$134,958
Cost of products sold (including distribution costs)	129,094	122,614	115,740

Gross margin	27,384	23,202	19,218
Selling, general and administrative expenses	22,087	20,561	22,044

Operating income (loss)	5,297	2,641	(2,826)
Equity in net earnings of affiliated companies	54	9	107
Other income (expense)
Interest expense	(1,269)	(1,456)	(2,293)
Other	108	684	1,319

Earnings (loss) before income taxes and cumulative effect of accounting change	4,190	1,878	(3,693)
Income tax provision (benefit)	1,743	791	(1,179)

Earnings (loss) before cumulative effect of accounting change	2,447	1,087	(2,514)
Cumulative effect of accounting change	—	(6,325)	—

Net earnings (loss)	$2,447	$(5,238)	$(2,514)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$0.55	$0.25	$(0.58)

Cumulative effect of accounting change	—	(1.44)	—

Basic earnings (loss) per share	$0.55	$(1.19)	$(0.58)

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$0.53	$0.25	$(0.58)

Cumulative effect of accounting change	—	(1.44)	—

Diluted earnings (loss) per share	$0.53	$(1.19)	$(0.58)

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(DOLLARS IN THOUSANDS)

	Year Ended December 31,
	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
Cash flows from operating activities:
Net earnings (loss)	$2,447	$(5,238)	$(2,514)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities
Depreciation	890	814	781
Amortization	54	100	589
Cumulative effect of accounting change	—	6,325	—
Loss (gain) from sale of property and equipment	4	17	(1,141)
Equity in net earnings of affiliated companies, net of distributions	(39)	6	(66)
Gain from sale of product line	—	(812)	—
Gain from termination of non-competition agreement	(121)	—	—
Loss from sale of investment	—	122	—
Deferred income taxes	583	633	(1,300)
Change in assets and liabilities:
Accounts receivable	(681)	642	200
Inventories	(5,154)	(3,842)	987
Prepaids and income tax refunds receivable	(767)	(297)	1,484
Accounts payable	(296)	—	4,465
Accrued liabilities	1,130	372	(182)

	(5,768)	(3,125)	6,954

Net cash (used in) provided by operating activities	(1,950)	(1,158)	3,303
Cash flows from investing activities:
Proceeds from sale of property and equipment	1	2	2,669
Proceeds from sale of product line	—	1,152	400
Proceeds from termination of non-competition agreement	175	—	—
Proceeds from sale of investment	—	262	—
(Decrease) increase in other assets	(90)	433	(226)
Capital expenditures	(640)	(1,148)	(324)

Net cash (used in) provided by investing activities	(554)	701	2,519
Cash flows from financing activities:
Net borrowings (repayments) under notes payable and line-of credit agreements	677	1,254	(3,809)
Proceeds from issuance of long-term debt	33	182	53
Repayments of long-term debt	(67)	(47)	(1,333)
Issuance of common stock under employee stock purchase and stock option plans	289	14	23
Redemption of redeemable preferred stock of subsidiary	—	—	(45)
Dividends paid	(265)	—	—

Net cash provided by (used in) financing activities	667	1,403	(5,111)
Effect of exchange rate changes on cash	832	49	(249)

Net (decrease) increase in cash	(1,005)	995	462
Cash beginning of year	1,996	1,001	539

Cash end of year	$991	$1,996	$1,001

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,233	$1,485	$2,188
Income taxes (refund)	761	155	(568)

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

Three Years Ended December 31, 2003	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2001 (as restated)(1)	4,330,654	$16,800	$12,269	$(650)	$28,419
Net loss for the year (as restated) (1)	—	—	(2,514)	—	(2,514)
Foreign currency translation adjustments	—	—	—	(318)	(318)

Comprehensive loss for the year (as restated)(1)					(2,832)

Issuance of common stock under employee stock purchase plan	36,226	23	—	—	23

Balance at December 31, 2001 (as restated)(1)	4,366,880	16,823	9,755	(968)	25,610
Net loss for the year (as restated)(1)	—	—	(5,238)	—	(5,238)
Foreign currency translation adjustments	—	—	—	35	35

Cumulative translation adjustment associated with the sale of an investment	—	—	—	127	127

Comprehensive loss for the year (as restated)(1)					(5,076)

Issuance of common stock under employee stock purchase plan	23,984	14	—	—	14

Balance at December 31, 2002 (as restated)(1)	4,390,864	16,837	4,517	(806)	20,548
Net earnings for the year	—	—	2,447	—	2,447
Foreign currency translation adjustments	—	—	—	879	879

Comprehensive earnings for the year					3,326

Issuance of common stock under employee stock purchase plan	129,234	289	—	—	289

Dividends paid			(265)		(265)

Balance at December 31, 2003	4,520,098	$17,126	$6,699	$73	$23,898

(1)	See Note N to these Consolidated Financial Statements.

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

4.	Revenue Recognition. Revenue from sales of products is recognized upon shipment. We provide our customers with a limited right of return. We establish an allowance for potential returns which reduces the amount of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

5.	Segment Reporting. The Company has one operating segment which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. The Company distributes its recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company’s revenues in 2003, 2002 or 2001.

6.	Intangible Assets. Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Effective as of January 1, 2002, the Company adopted SFAS 142 “Goodwill and Intangible Assets”, pursuant to which we stopped amortizing goodwill and also performed the required transitional impairment test required by SFAS 142. This analysis resulted in an impairment write off of $6,325,000, which has been reported in the statement of operations for the fiscal year ended December 31, 2002 as a cumulative effect of accounting change. There was no tax benefit associated with this charge. Prior to 2002, the Company was amortizing its goodwill and other costs in excess of net assets of acquired businesses on a straight-line basis using periods ranging from four to thirty years. At December 31, 2003 and 2002, the accumulated amortization applicable to intangible assets was approximately $0 and $132,000 respectively.

7.	Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar.

8.	Forward Exchange Contracts. On a selective basis, we enter into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject us to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. There were no forward exchange contracts outstanding at December 31, 2003 or December 31, 2002.

9.	Income Taxes. The Company provides a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax loss and credit carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur. Reference is made to Note N below for additional information regarding the Company’s deferred tax asset.

10.	Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

11.	Earnings per Share. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon on exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

A total of 19,000 options in 2003, 665,000 options in 2002 and 659,000 options in 2001 were excluded from the computations of diluted earnings (loss) per share because either (i) the respective per share exercise prices of those options were greater than the average market price of the common shares, or (ii) the inclusion of the options would have been anti-dilutive because the Company experienced a net loss for the year.

12.	Reclassifications. Certain reclassifications have been made to prior year amounts to conform to current year presentations.

13.	Financial Instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. As of December 31, 2003, the carrying value of long-term debt approximates the estimated fair value of long-term debt, based on the current rates offered to the Company for debt of the same remaining maturities.

14.	Accounts Receivable and the Allowance for Doubtful Accounts. The majority of our accounts receivable are due from RV and boat dealers, supply stores and service centers. Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We regularly evaluate the allowance for doubtful accounts. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, resulting in an impairment of their ability to make payments, additional allowances would be required.

15.	Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price on the date of the grant. Had compensation cost for the stock-based awards been determined based on fair value at the grant dates, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

	Year Ended December 31,
	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
	(In thousands, except per share amounts)
Net earnings (loss) attributable to common stockholders
As reported	$2,447	$(5,238)	$(2,514)
Pro forma compensation expense	(63)	(79)	(99)
Pro forma net earnings (loss)	$2,384	$(5,317)	$(2,613)
Per share — Basic
As reported	$0.55	$(1.19)	$(0.58)
Pro forma compensation expense	(0.02)	(0.02)	(0.02)
Pro forma net earnings (loss)	0.53	$(1.21)	$(0.60)
Per share — Diluted
As reported	$0.53	$(1.19)	$(0.58)
Pro forma compensation expense	(0.02)	(0.02)	(0.02)
Pro forma net earnings (loss)	$0.51	$(1.21)	$(0.60)

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used: no expected dividend for 2003, 2002 or 2001; expected volatility of 68% in 2003, 127% for 2002, and 111% for 2001; risk-free interest rates of 2.9% for 2003, 3.3% for 2002, and 4.8% for 2001; an expected forfeiture rate of 46% for 2003, 44% for 2002, and 33% for 2001; and expected lives of 5 years in 2003, 2002 and 2001.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which amended SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the effects of a company’s accounting policy with respect to stock-based compensation on reported earnings and earnings per share in both annual and interim financial statements. The transition and disclosure provisions of SFAS 148, which the Company has adopted, did not have a material impact on its results of operations or financial condition.

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

NOTE B: GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, the Company has ceased amortizing goodwill recorded in past business combinations effective as of January 1, 2002. As a result, there is no charge for goodwill amortization expense contained in the Company’s statements of operations for the years ended December 31, 2003 and 2002; whereas the Company’s statement of operations for the year ended December 31, 2001 does contain charges for goodwill amortization expense.

SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 1, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company’s net assets. This resulted in a transitional impairment charge of $6,325,000 which, in accordance with SFAS 142, was reported as a cumulative effect of a change in accounting principle in 2002. No tax benefits were recorded in connection with this goodwill impairment.

The following is the Company’s disclosure of what reported net earnings (loss), and earnings (loss) per share before the cumulative effect of the accounting change, would have been in all periods presented if the Company had accounted for goodwill consistent with the provisions of SFAS 142 for the year ended December 31, 2001.

	Year Ended December 31,
	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
	(In thousands)
Net earnings (loss) as reported	$2,447	$1,087	$(2,514)
Amortization, net of tax	—	—	481

Adjusted net earnings (loss)	$2,447	$1,087	$(2,033)

Basic earnings (loss) per share, as reported	$0.55	$0.25	$(0.58)
Change in amortization expense	—	—	0.11

Adjusted basic earnings (loss) per share	$0.55	$0.25	$(0.47)

Diluted earnings (loss) per share, as reported	$0.53	$0.25	$(0.58)
Change in amortization expense	—	—	0.11

Adjusted diluted earnings (loss) per share	$0.53	$0.25	$(0.47)

NOTE C: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2003	2002
	(In thousands)
Warehouse equipment	$4,196	$3,917
Office equipment	5,647	5,235
Leasehold improvements	896	831
Automobiles	72	49

	10,811	10,032
Less accumulated depreciation and amortization	8,547	7,578

	$2,264	$2,454

NOTE D: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2003	2002
	(In thousands)
Secured notes payable to bank due May 31, 2005	$23,681	$23,004
Capital lease obligations	166	198

	$23,847	$23,202
Current portion	48	62

	$23,799	$23,140

Subsequent to 2004, annual maturities of long-term obligations (in thousands) are $20,541 in 2005, $3,236 in 2006, and $23 in 2007.

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings, under a revolving credit facility, which are collateralized by substantially all of the Company’s assets. During 2002, the Company amended its agreement with the bank, extending the expiration date of the revolving credit facility to May 31, 2005. The Company may borrow up to the lesser of (i) $40,000,000 (or from $30,000,000 to $35,000,000 from August to February) each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 55% of the value of its eligible inventory. Interest is payable at the bank’s prime rate (4% at December 31, 2003) plus 0.75% or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (1.4625% at December 31, 2003) plus 2.5%.

The loan agreement with the bank contains certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, limitations on indebtedness, and consent requirements for the payment of dividends and for business acquisitions, mergers and consolidations. The Company is in compliance with all the covenants.

NOTE E: COMMITMENTS

Operating Leases. The Company leases its corporate offices, warehouse facilities, and data processing equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The office and warehouse leases expire at various dates during the next ten years.

Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2004	$3,000
2005	2,599
2006	2,591
2007	1,844
2008	1,563
Thereafter	3,099

$14,696

Rent expense charged to operations (stated in thousands) amounted to $3,602 in 2003, $3,634 in 2002 and $3,449 in 2001.

NOTE F: STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option Plans. The Company has in effect a 1999 Stock Incentive Plan (“the Plan”), which authorizes the issuance of options to purchase 300,000 shares of the Company’s common stock to key management employees of the Company and members of the Company’s Board of Directors. The Company also had in effect a 1993 Plan Stock Option Plan under which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). Options to purchase a total of 403,833 shares of common stock granted under that Plan were outstanding at December 31, 2003. However, that Plan expired in 2003 and, as a consequence, no additional options may be granted under the 1993 Plan. There also remain outstanding options to purchase shares of common stock that were granted under stock option plans that expired prior to 2001.

A summary of the Company’s stock option plans is presented below:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	665,000	$2.96	659,000	$3.11	699,500	$3.73
Granted	51,000	3.65	26,000	2.15	195,000	0.75
Exercised	(105,500)	(1.88)	—	—	—	—
Forfeited	(55,500)	(7.55)	(20,000)	7.13	(235,500)	2.99

Outstanding at end of year	555,000	2.77	665,000	2.96	659,000	3.11
Exercisable at end of year	498,800	$2.72	588,390	$3.20	506,645	$3.66

Weighted average fair value per option granted	$2.14		$1.84		$0.62

The following information applies to options outstanding at December 31, 2003:

Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $3.50	409,000	$2.17	6	355,300	$2.02
$4.13 – $7.88	146,000	$4.48	3	143,500	$4.45

$0.63 – $7.88	555,000	$2.77	5	498,800	$2.72

Employee Stock Purchase Plans

The Company has in effect a 1997 Employee Stock Purchase Plan under which 400,000 shares of the Company’s common stock have been reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions.

Under this Plan payroll deductions are made for participating employees during annual purchase periods. At the end of each such period, shares are purchased for the participants’ respective accounts at 85% of the lower of the fair market value at the beginning or the end of the offering period. However, any participating employee may elect to withdraw from participation in the Plan at any time prior to the end of the purchase period, in which event the payroll deductions accumulated in that employee’s account are refunded to and no shares are purchased for that employee. The weighted average per share fair values of the awards were $0.61, $0.61, and $0.51 for the years ended December 31, 2003, 2002, and 2001, respectively. At December 31, 2003, 219,034 shares under this plan remain available for issuance in future purchase periods.

NOTE G: EMPLOYEE BENEFIT PLAN

The Company has a 401(k) profit sharing plan in which all full-time employees are eligible to participate beginning with the first quarter following the completion of six months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan provides for the Company to make discretionary contributions to be determined annually. The Company has not contributed to this plan in any of the last three years.

NOTE H: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area for the years ended of December 31, is presented below:

	Year Ended December 31,
	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
	(In thousands)
Sales to external customers
United States	$128,441	$121,548	$112,377
Canada	28,002	24,229	22,548
Other	34	39	33
Operating margin
United States	$3,971	$2,281	$(3,336)
Canada	1,222	180	197
Other	104	180	313
Identifiable assets
United States	$50,960	$47,914	$51,323
Canada	10,024	8,301	8,199
Other	1,117	1,057	949

NOTE I: INCOME TAXES

Pretax income (loss), before the cumulative effect of accounting change, for the years ending December 31 was taxed under the following jurisdictions:

	2003	2002	2001
	(In thousands)
Domestic	$3,126	$1,765	$(3,884)
Foreign	1,064	113	191

	$4,190	$1,878	$(3,693)

The provision (benefit) for income taxes is summarized as follows for the year ended December 31:

	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
	(In thousands)
Current:
Federal	$554	$67	$32
State	178	49	82
Foreign	429	42	7

	$1,161	$158	$121

Deferred:
Federal	$579	$592	$(1,150)
State	46	44	(148)
Foreign	(43)	(3)	(2)

	$582	$633	$(1,300)

Income tax provision (benefit)	$1,743	$791	$(1,179)

The total operating loss carryforwards available for state income tax purposes at December 31, 2003 were $3,478,000. The earliest carryforwards begin to expire in 2005.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2003	2002
		(As restated; see Note N)
	(In thousands)
Deferred tax assets
Inventory	$1,999	$1,709
Bad debt provision	286	260
Property, plant and equipment	62	71
Loss carryforwards	250	1,206
Other	154	165

Gross deferred tax assets	2,751	3411
Less valuation allowance	—	(70)

	$2,751	$3,341

Deferred tax liabilities
Investment in affiliates	—	—
Property, plant and equipment	(136)	(143)

Gross deferred tax liabilities	(136)	(143)

Net deferred tax assets	$2,615	$3,198

Set forth below is a reconciliation between actual tax expense (benefit), and expected tax expense (benefit), for the year ended December 31:

	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
	(In thousands)
Earnings (loss) before income taxes and cumulative effect of accounting change	$4,190	$1,878	$(3,693)

Expected income tax expense (benefit) at 34%	1,425	638	(1,256)
Difference in rates on earnings (loss) of foreign operations	23	22	(15)
Goodwill amortization and other nondeductible expenses	60	60	187
State taxes (net of federal benefit)	235	174	(111)
Change in valuation allowance	(70)	(50)	45
Exclusion of earnings of foreign affiliates	(3)	(51)	(18)
Other	73	(2)	(11)

Income tax provision (benefit)	$1,743	$791	$(1,179)

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTE J: EARNINGS PER SHARE

	Year Ended December 31,
	2003	2002	2001
		(As restated; see Note N)	(As restated; see Note N)
	(In thousands)
Numerator:
Net earnings (loss)	$2,447	$(5,238)	$(2,514)

Denominator:
Weighted average shares outstanding	4,436	4,387	4,360
Dilutive effect of stock options	199	—	—

Denominator for diluted earnings (loss) per share	4,635	4,387	4,360

NOTE K: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2003	2002
	(In thousands)
Payroll and related benefits	$998	$769
Rent	404	361
Income and other taxes	852	326
Other	1,489	1,157

	$3,743	$2,613

NOTE L: SIGNIFICANT CONCENTRATIONS

The Company’s ability to satisfy demand for its products may be limited by the availability of those products from the Company’s suppliers. In 1995 the Company entered into a multi-year supply agreement with Airxcel, Inc. (formerly Recreational Vehicle Products, Inc.), which manufactures air conditioners under the Coleman® brand name. Airxcel is the Company’s principal supplier of these products, the sales of which accounted for approximately 10%, 11% and 11% of the Company’s net sales in 2003, 2002, and 2001, respectively.

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

NOTE N: PRIOR PERIOD ADJUSTMENTS

The Company has restated its previously issued 2002 and 2001 financial statements to reflect adjustments principally related to the recording of deferred income taxes on intercompany transfers of assets. The Company did not record the deferral of income taxes paid on intercompany profits attributable to sales of assets (principally product inventories) within the consolidated group of companies. This restatement increased previously reported retained earnings as of January 1, 2001 by $254,000 and adjusted previously reported results of operations as follows:

	2002	2001
	(In thousands, except per share data)
Earnings (loss) before cumulative effect of accounting change
As previously reported	$1,063	$(2,495)
As restated	1,087	(2,514)
Net loss:
As previously reported	$(5,262)	$(2,495)
As restated	(5,238)	(2,514)

Basic and diluted earnings per share before cumulative effect of accounting change:
As previously reported	$0.24	$(0.57)
As restated	0.25	(0.58)
Basic and diluted earnings per share:
As previously reported	$(1.20)	$(0.57)
As restated	(1.19)	(0.58)
Retained earnings at end of period:
As previously reported	$4,258	$9,520
As restated	4,517	9,755

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2001, 2002 and 2003

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts:
Year Ended December 31, 2001	$1,040	$832	$790	$1,082
Year Ended December 31, 2002	$1,082	$550	$460	$1,172
Year Ended December 31, 2003	$1,172	$364	$555	$981

(1)	Write-off of doubtful accounts against the allowance.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
	(In thousands)
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2001	$1,730	$736	$699	$1,767
Year Ended December 31, 2002	$1,767	$888	$632	$2,023
Year Ended December 31, 2003	$2,023	$703	$327	$2,399

(1)	Write-off of slow-moving or obsolete inventory.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
	(In thousands)
Valuation allowance for deferred tax assets:
Year Ended December 31, 2001	$75	$45	$—	$120
Year Ended December 31, 2002	$120	$—	$50	$70
Year Ended December 31, 2003	$70	$—	$70	$—

(1)	Net operating loss carryforwards used or expired.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of December 31, 2003. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 29, 2004 for the Company’s annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 29, 2004 for the Company’s annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 29, 2004 for the Company’s annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2003:

	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	555,000		$2.77		148,500
Employee stock purchase plan (1)	N/A	(1)	—	(1)	219,034
Equity compensation plans not approved by stockholders	—		—		—

	555,000		$2.77		367,534

(1)	This plan is available to all full time employees and participation is voluntary. Employees desiring to participate must elect to do so at the beginning of an annual “purchase” period at which time they must authorize payment for the shares they will purchase by payroll deduction to be made ratably over the purchase period. The price of the shares is determined at the end of the purchase period, at which time the employees have the option of having their withholdings applied to purchase shares under the plan or withdrawing from the plan and receiving a return of their accumulated payroll deductions. The shares are sold under the plan at a price that is 85% of the lower of the market price of the Company’s shares at the beginning of the purchase period, or at the end of the purchase period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 29, 2004 for the Company’s annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2004 for the Company’s 2004 annual shareholders’ meeting.

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

1993 Stock Option and Incentive Plan, as amended — See Exhibit 10.31.

1997 Employee Stock Purchase Plan — See Exhibit 10. 35.

1999 Employee Stock Option Plan — See Exhibit 10.36.

(b) Current Reports on Form 8-K.

The Company filed the following reports on Form 8-K:

(1)	A Current Report dated November 4, 2003 to report the Company’s operating results for the quarter and nine months ended September 30, 2003.

(2)	A Current Report dated March 8, 2004 to report the Company’s operating results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2004

THE COAST DISTRIBUTION SYSTEM, INC.

By:	/s/ THOMAS R. MCGUIRE
Thomas R. McGuire, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire and Sandra A. Knell, and either of them, individually, to act severally as attorneys-in-fact and agents, with full power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

SIGNATURE	TITLE	DATE

/s/ THOMAS R. MCGUIRE Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director	March 29, 2004

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President (Principal Financial and Principal Accounting Officer)	March 29, 2004

/s/ ROBERT S. THROOP Robert S. Throop	Director	March 29, 2004

/s/ JOHN W. CASEY John W. Casey	Director	March 29, 2004

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	March 29, 2004

/s/ LEONARD P. DANNA	Director	March 29, 2004
Leonard P. Danna

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System, Inc.

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1