Form 10-K/A
period 2003-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2004-04-28
CIK 728303

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

On April 28, 2004, 4,545,913 shares of the Registrant’s Common Stock, par value $.001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE.

NONE

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of Registrant

Set forth below is information regarding the Company’s directors:

Name	Age	Position	Director Since	Current Term Expires
Thomas R. McGuire	60	Chairman of the Board, Chief Executive Officer and Director	1972	2006
Ben A. Frydman	57	Director	1988	2006
Robert S. Throop	66	Director	1995	2004
John W. Casey	60	Director	1998	2005
Leonard P. Danna	51	Director	2003	2005

Thomas R. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since its inception.

Ben A. Frydman has served as a director since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional corporation, which provided legal services to the Company in 2003. Mr. Frydman is also a director of Collectors Universe, Inc., a publicly traded company which is engaged in the business of providing grading and authentication and other value added services to collectors and dealers of rare coins, sportscards, vintage stamps and autographs.

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

John W. Casey has served as a director since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey also serves as a director of the Deschutes Basin Land Trust.

Leonard P. Danna has served as a director since November 2003. Mr. Danna is, and since April 1999 he has been an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999 Mr. Danna was an audit partner with Grant Thornton LLP.

(b) Executive Officers of Registrant

Information regarding the Executive Officers of the Registrant is set forth in Part I of this Report.

Family Relationships. There are no family relationships among any of the directors or executive officers of the Company.

Audit Committee of Board of Directors; Financial Expert.

The Board of Directors has a standing Audit Committee, the members of which are Leonard P. Danna, Robert S. Throop and John W. Casey. The Board of Directors has determined that each of the Audit Committee members is independent, as such term is defined in Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in the listing standards of the American Stock Exchange (the “AMEX”) and that Leonard P. Danna is a “financial expert” as defined in the AMEX listing standards and the applicable rules of the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon information made available to us, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, for the year ended December 31, 2003, that were applicable to our directors, executive officers and the holders of more than 10% of our outstanding shares, were satisfied.

Code of Business Conduct

We will be adopting a Code of Business Conduct for our officers and employees prior to June 1, 2004, which is the date as of which the AMEX requires its listed companies to have adopted such a code. The Code also will set forth specific ethical policies and principles that will apply to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. Copies of our Code of Business and Ethical Code will be posted on our Internet website at www.coastdistribution.com. We also intend to disclose, on our Internet website, any amendments to the Code and any waivers of its requirements that may be granted to our Chief Executive Officer or Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation received in each of the years in the three year period ended December 31, 2003, by the Company’s Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2003 exceeded $100,000 (collectively, the “Named Officers”):

Summary Compensation Table

	Annual Compensation				Stock Options
Name and Principal Position	Year	Salary	Bonus ($)		Shares
Thomas R. McGuire	2003	$224,249	$61,000		0
Chairman and Chief Executive Officer	2002	224,249	26,400		0
	2001	252,902	-0	-	50,000

Sandra A. Knell	2003	$148,750	$42,000		0
Executive Vice President and	2002	148,750	13,200		0
Chief Financial	2001	167,766	-0	-	17,500

David A. Berger	2003	$110,500	$31,000		0
Executive Vice President—Marketing	2002	110,500	13,200		0
	2001	124,625	-0	-	13,000

Dennis A. Castagnola	2003	$119,925	$31,000		0
Executive Vice President—Sales	2002	110,500	13,200		0
	2001	124,625	-0	-	13,000

Option Grants

No options were granted to any of the Named Officers during the fiscal year ended December 31, 2003.

Option Exercises in 2003 and Year-End 2003 Stock Option Data

Mr. McGuire was the only one of the Named Officers to exercise options to purchase shares of common stock during fiscal 2003. The following table provides information concerning his exercise of stock options and the fiscal year-end values of the unexercised “in-the-money options” options that the Named Officers held at December 31, 2003:

Name	Shares Acquired On Exercise	Value Received	Number of Shares Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End
			Exercisable	Unexercisable(1)	Exercisable(2)	Unexercisable(1)
Thomas R. McGuire	10,000	$47,050	107,500	$—	$321,150	$—
Sandra A. Knell	—	$—	127,500	$—	$362,050	$—
David A. Berger	—	$—	75,500	$—	$211,605	$—
Dennis A. Castagnola	—	$—	68,000	$—	$201,255	$—

(1)	All of the unexercised “in the money” options held by the Named Officers were fully exercisable at December 31, 2003.

(2)	The value, as of December 31, 2003, of the exercisable “in the money” options held by the Named Officers was determined on the basis of the closing price of the Company’s common stock on the American Stock Exchange on December 31, 2003, which was $5.51 per share.

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

Compensation Committee Interlocks

In fiscal 2003, the members of the Compensation Committee were Robert S. Throop, John W. Casey and Leonard P. Danna, each of whom is a non-employee director of the Company. No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company’s Board of Directors or of its Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 28, 2004 information regarding the ownership of the Company’s outstanding common stock by each person known to us to own, beneficially or of record, more than five percent (5%) of our common stock, by each of the directors and Named Officers of the Company, and by all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	733,079(2)	15.8%

Dimensional Fund Advisors 1299 Ocean Avenue Santa Monica, CA 90401	286,600(3)	6.3%

JB Capital Partners, L.P. Alan W. Weber 23 Berkley Lane, Rye Brook, New York 10573	235,100(4)	5.2%

Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900(5)	5.6%

Robert S. Throop	25,000(6)	*
Ben A. Frydman	21,000(6)	*
John W. Casey	19,000(6)	*
Leonard P. Danna	2,000(6)	*
Sandra A. Knell	157,965(7)	3.4%
David A. Berger	93,831(7)	2.0%
Dennis A. Castagnola	77,518(7)	1.7%
All directors and officers as a group (8 persons)	1,129,393(8)	22.8%

*Less than 1%.

(1)	Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 87,500 shares subject to outstanding stock options exercisable during the 60-day period ending June 28, 2004.

(3)	In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., an investment advisor registered under Section 201 of the Investment Advisors Act of 1940 (“DFA”), reported that it possesses voting or investment power over these shares, which it reported are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and certain commingled group trusts and separate accounts for which DFA serves as investment manager. DFA disclaims beneficial ownership of all such shares.

(4)	In a report filed with the Securities and Exchange Commission, JB Capital Partners, L.P and Alan W. Weber, its general partner, reported that they share voting and dispositive power, and therefore share beneficial ownership, with respect to 234,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 1,000 shares.

(5)	In a report filed with the Securities and Exchange Commission, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(6)	Includes shares subject to outstanding stock options, as follows: Mr. Frydman — 20,000 shares; Mr. Throop — 20,000 shares; Mr. Casey — 12,000 shares; and Mr. Danna — 2,000 shares.

(7)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 28, 2004, as follows: Ms. Knell — 127,500 shares; Mr. Berger — 75,500 shares; and Mr. Castagnola — 68,000 shares.

(8)	Includes 412,500 shares subject to outstanding stock options exercisable during the 60-day period ending June 28, 2004.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants. Grant Thornton, LLP (“Grant Thornton”) audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2003.

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

Services Performed and Fees Billed by Grant Thornton. The only services performed by Grant Thornton for the Company relating to the fiscal years ended December 31, 2003 and 2002 were audit services, consisting of the audit of the Company’s consolidated financial statements for, and reviews of the Company’s Quarterly Reports on Form 10-Q filed with the SEC during, the years ended December 31, 2003 and 2002. The fees billed by Grant Thornton for those services in fiscal 2003 totaled $137,500, as compared to fees of $135,000 for fiscal 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2004	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL

Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS R. MCGUIRE*	Chairman of the Board of Directors, Chief Executive Officer and Director	April 28, 2004
Thomas R. McGuire

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President (Principal Financial and Principal Accounting Officer)	April 28, 2004

/s/ ROBERT S. THROOP*	Director	April 28, 2004

Robert S. Throop

/s/ JOHN W. CASEY*	Director	April 28, 2004

John W. Casey

/s/ BEN A. FRYDMAN*	Director	April 28, 2004

Ben A. Frydman

/s/ LEONARD P. DANNA*	Director	April 28, 2004

Leonard P. Danna

*By:	/s/ SANDRA A. KNELL	April 28, 2004

Sandra A. Knell, Attorney-in-Fact

S-1

INDEX TO EXHIBITS

Exhibit No	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

21*	Subsidiaries of Registrant

23.1*	Consent of Grant Thornton LLP, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System, Inc.

24	Power of Attorney — Included on Signature Page of Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which is being amended hereby.