Form 10-Q
period 2004-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2004-05-13
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

4,545,913 shares of Common Stock as of May 3, 2004.

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2004

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$819	$991
Accounts receivable – net of allowances of $2,144 and $981 as of March 31, 2004 and December 31, 2003, respectively	35,426	12,799
Inventories	42,288	41,352
Other current assets	3,383	3,947

Total current assets	81,916	59,089
PROPERTY, PLANT, AND EQUIPMENT, NET	2,264	2,264
OTHER ASSETS	695	748

	$84,875	$62,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$46	$48
Accounts payable	22,646	10,613
Accrued liabilities	3,630	3,743

Total current liabilities	26,322	14,404
LONG-TERM OBLIGATIONS	33,571	23,799
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,535,579 and 4,520,098 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	17,059	17,126
Accumulated other comprehensive income	38	73
Retained earnings	7,885	6,699

	24,982	23,898

	$84,875	$62,101

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2004	2003
		(As restated; see Note 8)
Net sales	$48,697	$40,631
Cost of sales, including distribution costs	38,732	33,173

Gross profit	9,965	7,458
Selling, general and administrative expenses	7,252	5,712

Operating income	2,713	1,746
Other expense
Interest	291	352
Other	18	1

	309	353

Earnings before income taxes	2,404	1,393
Income tax provision	945	557

Net earnings	$1,459	$836

Basic earnings per share	$0.32	$0.19
Diluted earnings per share:	$0.30	$0.19

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2004	2003
		(As restated; see Note 8)
Cash flows from operating activities:
Net earnings	$1,459	$836
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	208	213
Changes in assets and liabilities:
Accounts receivable	(22,627)	(18,972)
Inventories	(936)	(2,925)
Other current assets	564	70
Accounts payable	12,033	5,914
Accrued liabilities	(386)	(344)

Total adjustments	(11,144)	(16,044)

Net cash used in operating activities	(9,685)	(15,208)
Cash flows from investing activities:
Capital expenditures	(208)	(451)
Increase in other assets	53	(109)

Net cash used in investing activities	(155)	(288)
Cash flows from financing activities:
Net borrowings of long-term debt	9,772	14,311
Issuance of common stock pursuant to employee stock option and purchase plans	130	25
Redemption of common stock	(197)	—

Net cash provided by financing activities	9,703	14,336
Effect of exchange rate changes on cash	(35)	251

NET DECREASE IN CASH	(172)	(909)
Cash at beginning of period	991	1,996

Cash at end of period	$819	$1,087

Non-cash financing activities:

Cash dividends of $0.06 per share, declared in each of the quarters ended March 31, 2004 and 2003, and totaling $273,000 and $265,000, respectively, were paid in April of 2004 and 2003, respectively.

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and Securities and Exchange Commission rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2004 and the results of its operations and cash flows for the three months ended March 31, 2004 and 2003. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three month periods ended March 31, 2004 and 2003, a total of 9,000 and 486,500, respectively, of common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods.

	Three Months Ended March 31,
	2004	2003 (As restated, see Note 8)
	(In thousands)
Numerator:
Net earnings	$1,459	$836

Denominator:
Weighted average shares outstanding	4,535	4,399
Dilutive effect of stock options	310	105

Denominator for diluted net earnings per share	4,845	4,504

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2004	$3,000
2005	2,599
2006	2,591
2007	1,844
2008	1,563
Thereafter	3,099

$14,696

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales of that segment, by region, for the periods presented below:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
USA	$38,861	$32,375
Canada	9,836	8,256

	$48,697	$40,631

6.	Comprehensive Earnings.

	Three Months Ended March 31,
	2004	2003 (As restated; see Note 8)
	(In thousands)
Net earnings	$1,459	$836
Change in accumulated foreign currency translation adjustment	(35)	251

Comprehensive earnings	$1,424	$1,087

7.	Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees. Had compensation cost for the stock-based awards been determined based on fair value at the grant dates, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and earnings per share for the three month periods ended March 31, 2004 and 2003 would have been reduced to the respective pro forma amounts indicated below. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003 (As restated; see Note 8)
	(In thousands, except per share data)
Net earnings	$1,459	$836
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(16)	(20)

Pro forma net earnings	$1,443	$816

Net earnings per common share
Basic-as reported	$0.32	$0.19
Basic-pro forma	$0.32	$0.19
Diluted-as reported	$0.30	$0.19
Diluted-pro forma	$0.30	$0.18

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

8.	Prior Period Adjustment. The Company has restated its previously issued interim condensed consolidated statement of earnings for the quarter ended March 31, 2003 to record an adjustment for a deferral of income taxes on inter-company profits that the Company inadvertently failed to record in connection with transfers of assets (principally product inventories) within its consolidated group of companies in that quarter. As the following table indicates, this restatement decreased previously reported net earnings for the quarter ended March 31, 2003 by $13,000, but had no effect on basic or diluted earnings per share for that quarter.

Three Months Ended March 31, 2003
In thousands, except per share data)
Net earnings:
As previously reported	$849
As restated	$836

Basic and diluted earnings per share
As previously reported	$0.19
As restated	$0.19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of those assets, principally accounts receivable, inventories and deferred income taxes, we must make judgments, estimates and assumptions regarding events, circumstances or trends that could affect the value of those assets, such as economic trends that could affect our ability to collect our accounts receivable or sell our inventories. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. Those events and circumstances, however, are often outside of our control and if changes in those events or circumstances subsequently occur, U.S. GAAP will require us to adjust the earlier estimates that are affected by those changes. Any resulting downward adjustments to our prior estimates of fair value are commonly referred to as “write-downs” of the assets involved.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” in the carrying values of such assets to provide for potential reductions in those values that could occur due to risks inherent in the nature of our business. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. The amounts at which those reserves are established and maintained are based on historical experience and also on our assumptions and judgments about business trends and market and economic conditions. Those reserves are periodically increased to replenish them following write-downs of uncollectible accounts or to take account of increased risks due to changes in circumstances, business trends or economic conditions. Those increases are effectuated by charges to income or increases in expense in the statements of operations in the periods when those reserves or allowances are increased. As a result, our judgments, estimates and assumptions regarding economic and business conditions and trends can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under U.S. GAAP, most businesses also must make estimates or judgments regarding the amounts at which and the periods during which sales are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to perform services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services rendered to it. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, U.S. GAAP requires an allowance for product returns to be established by means of a reduction in the amount at which sales are recorded, primarily based on the nature, extensiveness and duration of those rights and historical product return experience.

In making our estimates and assumptions we follow U.S. GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair value of those assets and to establish adequate reserves or allowances.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and the results of operations that are discussed below.

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

Accounts Receivable and the Allowance for Doubtful Accounts.  In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, beginning in the late fall and continuing into the winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic trends and trends in our markets that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate, adversely affecting their ability to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge which is included in, and therefore has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess and Obsolete Inventory.  Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, an evaluation of economic and market conditions and judgments regarding economic and business trends. If it is determined that the carrying value of any product inventories need to be reduced or “written down” due to changes in conditions or the obsolescence of a product line, those reductions or write-downs are charged against the allowance. We periodically review the adequacy of that allowance and replenish it after write-downs have been made or increase it to take account of changes in economic or market conditions or trends that we believe will lead to a slowing of sales or an accumulation of particular products in our inventories. Another occurrence that might require us to increase the allowance or record inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these have not been a significant factor in our determinations regarding the adequacy or amount of the allowance. Increases in this allowance also will cause a decline in operating results because such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes.  We record as a “deferred tax asset” on our balance sheet, tax loss and tax credit carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At March 31, 2004, the aggregate amount of that deferred tax asset was approximately $2.8 million. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on our generating taxable income during those time periods. Under U.S. GAAP the amount that we are permitted to record, as a deferred tax asset, is the amount of available tax loss and tax credit carryforwards that we believe we will be able to utilize prior to their expiration based on an estimate of our future taxable income. In estimating future taxable income, we consider current operating and economic and market trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate during the periods remaining prior to the expiration of those tax loss and tax credit carryforwards. If that estimate indicates that we are not likely to be able to fully utilize the available tax loss and tax credit carryforward, we would establish a valuation allowance that would be applied as a reduction of the gross amount of that deferred tax asset. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the net deferred tax asset that is recorded in our financial statements. However, if due to future events or changes in circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would establish or increase any existing allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

Results of Operations

Factors Generally Affecting Sales of RV and Boating Products.  We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and one of the largest distributors of replacement parts, accessories and supplies for boats, in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) the usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply of gasoline and, depending on other economic conditions, increases in the prices of gasoline, also can lead to declines in the usage and purchases of RVs and boats. The usage and purchases of RVs and boats also can be affected by geopolitical conditions. The events of September 11, 2001, for example, appear to have resulted in a decrease in international travel and in plane travel and a concomitant increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, increases in the prices of gasoline, unusually adverse weather conditions and geopolitical events.

Overview of Operating Results – First Quarter 2004 vs. First Quarter 2003

	Three Months Ended March 31,
	2004	2003 (as restated)(1)	2004 vs. 2003
	Amounts		% change
	(Dollars in thousands, except per share data)
Net sales	$48,697	$40,631	19.9%
Gross profit	9,965	7,458	33.6%
Selling, general and administrative expenses	7,252	5,712	27.0%
Operating income	2,713	1,746	55.4%
Earnings before income taxes	2,404	1,393	72.4%
Net earnings	$1,459	$836	74.5%
Net earnings per common share – diluted	$0.30	$0.19	57.9%

(1)	See Note 8 to the Condensed Consolidated Interim Financial Statements earlier in this Report.

As indicated in the table above, in the first quarter of 2004, operating income increased 55.4% and net earnings increased 74.5% as compared to the same quarter of 2003. Those improvements were primarily attributable to an increase in net sales, an improvement in our gross profit margin and a reduction in interest expense and our tax rate, which more than offset an increase in selling, general and administrative expenses.

Net Sales

Three Months Ended March 31,
2004	2003	2004 vs. 2003
Amounts		% change
(Dollars in thousands, except per share data)
$48,697	$40,631	19.9%

We believe that the increase in net sales during the first quarter of 2004 was due to a number of factors, including (i) increased demand in RV products, which we believe is largely attributable to an improving economic environment and low market rates of interest, which have resulted in a strengthening of consumer confidence; (ii) security concerns about foreign travel and travel by air, which we believe is causing an increase in the usage and in purchases of RVs, and (iii) continued progress in our inventory management and deployment program, which has enabled us to improve our service levels to our customers and, we believe, increase our share of RV After-Market sales.

Gross Margin

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Gross profit	$9,965	$7,458
Gross margin	20.5%	18.4%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

The increase in our gross margin in the first quarter of 2004, as compared the first quarter of 2003 was due primarily to (i) price increases on selected product lines, (ii) a strengthening in the Canadian dollar, as compared to 2003, which reduced our Canadian subsidiary’s costs of purchasing products for resale from U.S. based suppliers, and (iii) the fact that the fixed components of our warehouse costs were being spread over increased sales.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Selling, general and administrative expenses	$7,252	$5,712
As a percentage of net sales	14.9%	14.1%

Our selling, general and administrative (“SG&A”) expenses increased in the quarter ended March 31, 2004 by $1,540,000, or 27.0%, as compared to the corresponding period of 2003. This increase was primarily attributable to the increase in net sales and to an increase in selling and marketing costs. The increase in selling and marketing costs was primarily due to an increase in the expenses of conducting the Company’s Product Trade Show, held in the first quarter of each year, as a result primarily of an increase in the numbers of product suppliers and After-Market Customers that participated, and increases in travel and accommodation costs, this year as compared to last year.

Other Expense

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Other expense
Interest expense	$291	$352
Other	18	1

Total	$309	$353
As a percentage of net sales	0.6%	0.9%

The decrease in other expense in the three months ended March 31, 2004, as compared to the same three months of 2003, was the result of an decrease in average long-term borrowings outstanding and a reduction in the rate of interest charged on borrowings under on our bank line of credit during the first quarter this year as compared to the first quarter last year. We were able to obtain the interest rate reduction as a result of the improvements in our cash flows and results of operations achieved during the fiscal year ended December 31, 2003.

Income Taxes

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Income tax provision	$945	$557
Effective tax rate	39.3%	40.0%

Our effective tax rate declined to 39.3% in the first quarter of 2004 from 40.0% in the same period in 2003, due primarily to a reduction in non deductible fixed costs and franchise taxes, as a percentage of our estimated earnings for fiscal 2004.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2005, we may borrow up to the lesser of (i) $40,000,000 during the period from March through July, and from $30,000,000 to $35,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.25% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.0 percent.

At May 4, 2004, outstanding bank borrowings totaled $34,500,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

On the basis of our financial performance in 2003 and so far in 2004, we expect to be able to obtain an extension of the term of our existing bank credit facility or obtain a new long term credit facility, sometime during the current year.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

Even though our net sales increased by 20% in the first quarter of this year, (i) our accounts receivable balance increased by $4,336,000 or 14.0%, because of an acceleration in our accounts receivable collections; and (ii) our inventories increased by $3,165,000 or 8.1%, because we chose to begin building inventories in the fall of 2003, rather than waiting to do so until the first quarter this year, and because we were able to realize greater efficiencies from our inventory management and fulfillment system.

We were able to negotiate extended payment terms with many of our suppliers and, as a result, our accounts payable at March 31, 2004 increased $12,033,000 during the quarter ended March 31, 2004 compared to an increase of $5,914,000 in the first quarter of 2003. However, as a result of our being able to obtain those extended payment terms and the efficiencies generated by our inventory management and fulfillment system, our net bank borrowings increased by $9,772,000 during the quarter ended March 31, 2004 as compared to an increase of $14,311,000 in bank borrowings in the first quarter of 2003.

The Company’s Board of Directors declared cash dividends of $0.06 per share in each of the quarters ended March 31, 2004 and March 31, 2003. Those cash dividends, which totaled $273,000 and $265,000 respectively, were paid in April of each of those years.

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

Inflation.  Generally, we have been able to pass inflationary price increases on to our customers. However, inflation also may cause or may be accompanied by increases in interest rates and gasoline prices. Increases in interest rates and gasoline prices, or even the prospect of such increases or of shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for the products we sell.

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, or to rely on historical operating results, including our operating results in the quarter ended March 31, 2004, to predict future financial performance, because actual results in the future may differ materially, depending on the effect of a number of risks and uncertainties. Those risks and uncertainties include, but are not limited to:

Increases in Price Competition.  Price competition within the Company’s distribution channels may increase, which would result in reductions in our profit margins.

Difficult Economic Conditions.  Economic conditions in the United States may not improve significantly or interest rates may increase, either of which could cause consumers to reduce discretionary spending and, therefore, result in reduced sales of our products.

Gasoline shortages or Price Increases or the Occurrence of Unusually Severe Weather Conditions.  Shortages in the supply or increases in the price of gasoline, due to, among other things, political conditions in the Middle East, or unusually severe weather conditions in the United States or Canada could reduce the usage of RV’s and pleasure boats and hence purchases of the products we sell.

Reliance of Suppliers; Possible Changes in Supply Relationships.  We often choose to obtain many of the products we sell from a single supplier (even though in most cases there are multiple suppliers from which we could obtain functionally equivalent products). If any of those suppliers were to encounter production delays or production problems, our ability to supply products to our customers could be harmed and result in a reduction in our sales and, possibly also a reduction in the share of the market for the particular product or products affected thereby. Additionally, changes in the structure of relationships among manufacturers, distributors and retailers within our industry, have occurred in the past. If such changes were to occur in the future, we could encounter supply problems or we could incur increased operating costs or increased competition or a loss of market share for particular products or product lines that would adversely affect our operating results.

Additional information concerning these and other factors and risks that could affect our future operating results are set forth above in this section of this Report entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of March 31, 2004, we had outstanding approximately $33.5 million under our revolving credit facility.

To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 2004, there were no such agreements outstanding.

Approximately 27% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of March 31, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)  Exhibits.

Exhibit 99.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated March 8, 2004 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 12, 2004	By:	/s/ SANDRA A. KNELL

Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

E-1