Form 10-Q
period 2004-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2004-08-12
CIK 728303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

    YES  ☒    NO  ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)

    Yes  ☐    No  ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,603,347 shares of Common Stock as of August 1, 2004

THE COAST DISTRIBUTION SYSTEM, INC.

EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(i)

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30. 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,480	$991
Accounts receivable – net of allowances of $1,114 and $981 as of June 30, 2004 and December 31, 2003, respectively	25,667	12,799
Inventories	44,965	41,352
Other current assets	2,712	3,947

Total current assets	74,824	59,089
PROPERTY, PLANT, AND EQUIPMENT—NET	2,112	2,264
OTHER ASSETS	713	748

	$77,649	$62,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$43	$48
Accounts payable	14,205	10,613
Other current liabilities	3,922	3,743

Total current liabilities	18,170	14,404

LONG-TERM OBLIGATIONS	31,851	23,799

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,578,347 and 4,520,098 issued as of June 30, 2004 and December 31, 2003, respectively	17,156	17,126
Accumulated comprehensive loss	(56)	73
Retained earnings	10,528	6,699

Total Stockholders equity	27,628	23,898

	$77,649	$62,101

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
Net sales	$52,141	$47,530	$100,838	$88,161
Cost of sales, including distribution costs	41,392	38,101	80,124	71,274

Gross profit	10,749	9,429	20,714	16,887
Selling, general and administrative expenses	6,026	6,365	13,278	12,077

Operating income	4,723	3,064	7,436	4,810
Other income (expense)
Interest	(316)	(443)	(607)	(795)
Other	12	117	(6)	116

	(304)	(326)	(613)	(679)

Earnings before income taxes	4,419	2,738	6,823	4,131
Income tax provision	1,776	1,118	2,721	1,675

Net earnings	$2,643	$1,620	$4,102	$2,456

Basic earnings per share	$0.58	$0.37	$0.90	$0.56

Diluted earnings per share	$0.55	$0.35	$0.85	$0.54

(1)	See Note 7 below.

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2004	2003
		(as restated)(1)
Cash flows from operating activities:
Net earnings	$4,102	$2,456
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	426	436
Changes in assets and liabilities:
Accounts receivable	(12,868)	(11,740)
Inventories	(3,613)	190
Other current assets	1,235	2,038
Accounts payable	3,592	(610)
Current liabilities	179	293

Total adjustments	(11,049)	(9,393)

Net cash used in operating activities	(6,947)	(6,937)

Cash flows from investing activities:
Capital expenditures	(274)	(387)
Increase (decrease) in other assets	35	(23)

Net cash used in investing activities	(239)	(410)

Cash flows from financing activities:
Net borrowings of long-term debt	8,047	8,096
Issuance of common stock pursuant to employee stock option and purchase plans	227	31
Redemption of common stock	(197)	—
Payment of cash dividend	(273)	(265)

Net cash provided by financing activities	7,804	7,862
Effect of exchange rate changes on cash	(129)	657

NET INCREASE IN CASH	489	1,172
Cash beginning of period	991	1,996

Cash end of period	$1,480	$3,168

(1)	See Note 7 below.

Non-cash financing activities:

Cash dividends of $0.06 per share, declared in each of the six months ended June 30, 2004 and 2003, totaling $273,000 and $265,000, respectively, were paid in April of 2004 and 2003, respectively.

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, these unaudited condensed interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2004 and the results of its operations and cash flows for the three and six month periods ended June 30, 2004 and 2003. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003 and additional information regarding those policies is set forth in Item 2 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	The Company’s business is seasonal and its results of operations for the three and six month periods ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for any interim period during or for the full year ending December 31, 2004 or for any other fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2004, a total of 13,000 and 9,000 common shares, respectively, that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods. For the three and six month periods ended June 30, 2003, a total of 279,000 common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods.

	Three Months Ended June 30		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
	(In thousands)
Numerator:
Net earnings	$2,643	$1,620	$4,102	$2,456
Denominator:
Weighted average shares outstanding	4,549	4,417	4,541	4,408
Dilutive effect of stock options	292	148	301	126

Denominator for diluted net income per share	4,841	4,565	4,842	4,534

(1)	See Note 7 below.

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under noncancellable operating leases are as follows:

Year Ending December 31,	(In thousands)
2004	$3,000
2005	2,599
2006	2,591
2007	1,844
2008	1,563
Thereafter	3,099

$14,696

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Set forth below are the net sales, by region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
USA	$42,788	$38,814	$81,649	$71,189
Canada	9,349	8,686	19,185	16,942
Other	4	30	4	30

	$52,141	$47,530	$100,838	$88,161

6.	Comprehensive Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
	(In thousands)
Net earnings	$2,643	$1,620	$4,102	$2,456
Change in accumulated foreign currency translation adjustment:	(94)	406	(129)	657

Comprehensive earnings	$2,549	$2,026	$3,973	$3,113

(1)	See Note 7 below.

7.	Prior Period Adjustment. The Company has restated its previously issued condensed consolidated interim statements of earnings for the three and six months ended June 30, 2003 to record an adjustment for a deferral of income taxes on inter-company profits that the Company inadvertently failed to record in connection with transfers of assets (principally product inventories) within its consolidated group of companies in those periods. As the following table indicates, this restatement increased previously reported net earnings for the three months ended June 30, 2003 by nine thousand dollars ($9,000) and decreased previously reported net earnings for the six months ended June 30, 2003 by four thousand dollars ($4,000).

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(In thousands, except per share data)
Net earnings
As previously reported	$1,611	$2,460
As restated	$1,620	$2,456

Basic earnings per share
As previously reported	$0.36	$0.56
As restated	$0.37	$0.56

Diluted earnings per share
As previously reported	$0.35	$0.54
As restated	$0.35	$0.54

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

8.	Stock Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees. Had compensation cost for the stock-based awards been determined based on fair value at the grant dates, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, our net earnings and earnings per share for the three and six month periods ended June 30, 2004 and 2003 would have been reduced to the respective pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
	(In thousands, except per share data)
Net earnings	$2,643	$1,620	$4,102	$2,456
Deduct: Total stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(20)	(20)	(36)	(40)

Pro forma net earnings	$2,623	$1,600	$4,066	$2,416

Net earnings per common share
Basic – as reported	$0.58	$0.37	$0.90	$0.56
Basic – pro forma	$0.58	$0.36	$0.90	$0.55
Diluted – as reported	$0.55	$0.35	$0.85	$0.54
Diluted – pro forma	$0.54	$0.35	$0.84	$0.53

(1)	See Note 7 above.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

General

In accordance with generally accepted accounting principles, as applied in the United States of America (“U.S. GAAP”), we record our assets at the lower of cost or fair value. In determining the fair value of certain of those assets, principally accounts receivable, inventories and deferred income taxes, we must make judgments regarding events, circumstances or trends that could affect the value of those assets, such as economic trends that could affect our ability to collect our accounts receivable or sell our inventories. Those judgments are based on current information available to us, and assumptions that we make based on that information, at the time those judgments are made. Those events and circumstances, however, are often outside of our control and if changes in those events or circumstances subsequently occur, U.S. GAAP will require us to adjust the earlier estimates that are affected by those changes. Any resulting downward adjustments to our prior estimates of fair value are commonly referred to as “write-downs” of the assets involved.

Additionally, decisions of when adjustments of this nature should be made also require that we make judgments and predictions regarding the effects and duration of events or changes in circumstances. For example, it is not easy to predict whether events, such as occurred on September 11, 2001, or increases in interest rates or economic slowdowns, will have short or longer term consequences for a particular business and it is not uncommon for it to take some time, after the occurrence of an event or the onset of changes in economic circumstances, for the full effects of such events or changes to be recognized.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” in the carrying values of such assets to provide for potential reductions in those values that could occur due to risks inherent in the nature of our business. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. The amounts at which those reserves are established and maintained are based on historical experience and also on our assumptions and judgments about business trends and market and economic conditions. Additions to those reserves are made periodically to replenish them following write-downs of uncollectible accounts or to increase them to take account of increased risks due to changes in circumstances, business trends or economic conditions. Those additions are effectuated by charges to income or increases in expense in the statements of earnings in the periods when those additions are made. As a result, our judgments and assumptions regarding economic and business conditions and trends can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

Under U.S. GAAP, most businesses also must make estimates or judgments regarding the amounts at which and the periods during which sales are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to provide services to a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services rendered to it. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, U.S. GAAP requires an allowance for product returns to be established by means of a reduction in the amount at which its sales are recorded, primarily based on the nature, extensiveness and duration of those rights and the company’s historical product return experience.

In making judgments, estimates and assumptions we follow U.S. GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair value of those assets and to establish adequate reserves or allowances.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and the results of operations that are discussed below.

Revenue Recognition and the Allowance for Product Returns.   We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights to return products sold to them. We establish an allowance for potential product returns which reduces the amounts of our reported sales, based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

Accounts Receivable and the Allowance for Doubtful Accounts.   In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, beginning in the late fall and continuing into the winter we grant extended payment terms to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of and establish an allowance for uncollectible amounts or receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid accounts, a review of significant past due accounts and current economic trends and trends in our markets that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if additions should be made to the allowance and any additions are recorded in the accounting period in which the events that require such additions become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate, adversely affecting the ability of customers to make payments, increases in the allowance may be required. Since the allowance is created by recording a charge which is included in, and therefore has the effect of increasing selling, general and administrative expenses, additions made to the allowance will reduce income in the period when the additions are recorded.

Reserve for Excess and Obsolete Inventory.   Inventories are valued at the lower of cost (first-in, first-out flow assumption) or net realizable value and that value is reduced by an allowance for excess and slowing moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, an evaluation of economic and market conditions and judgments regarding economic and business trends. If it is determined that the carrying value of any product inventories need to be reduced or “written down” due to changes in conditions or the obsolescence of a product line, those reductions or write-downs are charged against the allowance. We periodically review the adequacy of that allowance and replenish it after write-downs have been made or increase it to take account of changes in economic or market conditions or trends that we believe will lead to a slowing of sales or an accumulation of particular products in our inventories. Another occurrence that might require us to increase the allowance or record inventory write downs are reductions in pricing or the introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these have not been significant factors in our determinations regarding the adequacy or amount of the allowance. Additions made to this allowance also will cause a decline in operating results because such additions are charged to and result in increases in costs of sales.

Allowance for Deferred Income Taxes.   We record as a “deferred tax asset” on our balance sheet, tax loss and tax credit carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At June 30, 2004 the amount of that asset totaled approximately $2.8 million. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, our ability to use this deferred tax asset depends on our generating taxable income during those time periods. Under U.S. GAAP we are permitted to record, as a deferred tax asset, the amount of available tax loss and tax credit carryforwards that we believe it is more likely than not that we will be able to utilize prior to their expiration based on an estimate of our future taxable income. In estimating future taxable income, we consider current operating and economic and market trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate during the periods remaining prior to the expiration of those tax loss and tax credit carryforwards. If that estimate indicates that we are not likely to be able to fully utilize the available tax loss and tax credit carryforwards, we would establish a valuation allowance that would be applied as a reduction of the gross amount of that deferred tax asset. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize fully the net deferred tax asset that is recorded in our financial statements. However, if due to future events or changes in circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would establish or increase any existing allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of earnings, which would have the effect of causing a decline in our operating results.

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

Factors Generally Affecting Sales of RV and Boating Products.   Our sales are affected primarily by (i) the usage of RVs and boats by the consumers to whom After-Market Customers sell our products, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply of gasoline and, depending on other economic conditions, increases in the prices of gasoline, also can lead to declines in the usage and purchases of RVs and boats. The usage and purchases of RVs and boats also can be affected by geopolitical conditions. The events of September 11, 2001, for example, appear to have resulted in a decrease in international travel and also in plane travel and a concomitant increase in the usage of RVs.

As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, increases in the price of gasoline, unusually adverse weather conditions and geopolitical events.

Overview of Operating Results – Three and Six Months ended June 30, 2004 vs. Three and Six Months ended June 30, 2003.

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Change 2004 vs. 2003	2004	2003	% Change 2004 vs. 2003
		(as restated)(1)			(as restated)(1)
	(Dollars in thousands, except per share data)
Net sales	$52,141	$47,530	9.7%	$100,838	$88,161	14.4%

Gross profit	10,749	9,429	14.0%	20,714	16,887	22.7%
Selling, general and administrative expenses	6,026	6,365	(5.3)%	13,278	12,077	9.9%
Operating income	4,723	3,064	54.1%	7,436	4,810	54.6%
Earnings before income taxes	4,419	2,738	61.4%	6,832	4,131	65.4%
Net earnings	$2,643	$1,620	63.1%	$4,102	$2,456	67.0%
Net earnings per common share-diluted	$0.55	$0.35	57.1%	$0.85	$0.54	57.4%

(1)	Restated to record an adjustment for a deferral of income taxes on inter-company profits that was inadvertently not recorded in these periods. This restatement increased previously reported net earnings for the three months ended June 30, 2003 by nine thousand dollars ($9,000) and decreased previously reported net earnings for the six months ended June 30, 2003 by four thousand dollars ($4,000). See Note 7 to Condensed Consolidated Interim Financial Statements above.

As is indicated in the above table, in the second quarter of 2004 operating income increased 54% and net earnings increased 63% as compared to the same quarter of 2003. For the six months ended June 30, 2004 operating income increased 55% and net earnings increased 67% as compared to the same period in 2003. Those improvements were primarily attributable to (i) increases in net sales, (ii) improvements in gross profit margin and (iii) reductions in selling, general and administrative expenses, both in absolute dollars and as a percentage of net sales in the three months ended June 30, 2004, and as a percentage of net sales in the six months ended June 30, 2004.

Net Sales.

Three Months Ended June 30,		Six Months Ended June 30,
2004	2003	2004	2003
(In thousands)
$52,141	$47,530	$100,838	$88,161

We believe that the increases in net sales during the three months and six months ended June 30, 2004 were attributable to a number of factors, including (i) increased consumer demand for RV products, which we believe was largely attributable to a strengthening of consumer confidence due to an improving economic environment and low market rates of interest; (ii) security concerns about foreign travel and travel by air, which we believe has caused an increase in the usage and in purchases of RVs; and (iii) an increase in the level of inventory that we carry, which has enabled us to improve our service levels to our customers and, we believe, increase our share of RV After-Market sales.

Gross Margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Gross profit	$10,749	$9,429	$20,714	$16,887
Gross margin	20.6%	19.8%	20.6%	19.2%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profit stated as a percentage of net sales.

The increases in our gross margin in the three and six month periods ended June 30, 2004 as compared to the same periods in 2003 were due primarily to (i) price increases on selected product lines, (ii) a strengthening in the Canadian dollar, as compared to2003, which reduced our Canadian subsidiary’s cost of purchasing products for resale from U.S. based suppliers, and (iii) the fact that the fixed components of our warehouses costs were being spread over increased sales.

  Selling, General and Administrative Expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Selling, general and administrative expenses	$6,026	$6,365	$13,278	$12,077
As a percentage of net sales	11.6%	13.4%	13.2%	13.7%

Our selling, general and administrative (SG&A”) expenses decreased in the three months ended June 30, 2004 by $339,000 or 5.3%, primarily as a result of reduced marketing and computer expenses during the quarter. The increase in SG&A expenses in the six months ended June 30, 2004 of $1,201,000, or 10.0%, was due primarily to increases in selling and marketing costs incurred in connection with the Company’s annual Product Trade Show held in February 2004. Notwithstanding that increase, however, as a percentage of net sales SG&A expenses still declined in the six months ended June 30, 2004 as compared to the same period of 2003.

Other Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Other expense
Interest expense	$316	$443	$607	$795
Other (income) expense	(12)	(117)	6	(116)

Total	$304	$326	$613	$679
As a percentage of net sales	0.6%	0.7%	0.6%	0.8%

The decreases in other expense in the three and six months ended June 30, 2004, as compared to the same periods in 2003, were primarily the result of decreases in interest expense that were attributable to (i) a reduction in average long-term borrowings outstanding and (ii) a reduction in the rate of interest charged on credit line borrowings in 2004, that we were able to obtain as a result of the improvements that we achieved in our cash flows and operating results during the fiscal year ended December 31, 2003.

Income Taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Income tax provision	$1,776	$1,118	$2,721	$1,675
Effective tax rate	40.2%	40.9%	39.9%	40.6%

Our effective tax rate declined to 40.2% and 39.9% in the three and six-month periods ended June 30, 2004, respectively, from 40.9% and 40.6% in the same respective periods of 2003, due primarily to a reduction in franchise and capital taxes as a percentage of our estimated earnings for fiscal 2004. That reduction is due to the fact that such taxes generally are not determined on the basis of income, but rather on the number of shares of stock outstanding.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of the revolving credit facility, which expires in May 2008, we may borrow up to the lesser of: (i) $50 million with a seasonal reduction to $40 million between August 1 and February 28 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.25% per annum or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.0% per annum. By comparison, during fiscal 2003 interest on our revolving credit line borrowings were payable at the bank’s prime rate plus 0.75% per annum, or at the bank’s LIBOR rate, plus 2.5% per annum.

At August 1, 2004, outstanding bank borrowings totaled $26.4 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

Although our sales increased 14.4% during the six months ended June 30, 2004 as compared to the same period of 2003, our accounts receivable balance increased by only $1.8 million, or 7.6%, at June 30, 2004 as compared to our accounts receivable balance at June 30, 2003, primarily as a result of an acceleration in our accounts receivable collections.

We increased our inventories by $3.6 million during the six months ended June 30, 2004 as compared to a reduction in inventory levels of $190,000 in the corresponding six month period of 2003. We decided to increase inventory levels in order to increase customer service levels, which we believed has helped us to achieve an increase in market share during the past 12 months. In conjunction with this increase in inventory, our accounts payable due suppliers increased by $3.6 million in the six months ended June 30, 2004 as compared to a reduction of $610,000 in the same period of 2003.

Capital expenditures, primarily for computer enhancements and warehouse equipment, were $274,000 in the six months ended June 30, 2004 as compared to $387,000 in the corresponding six months of 2003. At June 30, 2004 we had no commitments for capital expenditures and we do not anticipate any significant capital additions in the next 12 months. Our bank credit facility limits capital expenditures to $1 million per year.

We lease all of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company’s Condensed Consolidated Interim Financial Statements included earlier in this Report.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, or to rely on historical operating results, including our operating results in the three and six month periods ended June 30, 2004, to predict future financial performance, because actual results in the future may differ materially from currently anticipated operating results, depending on the effect of a number of risks and uncertainties. Those risks and uncertainties include, but are not limited to:

Increases in Price Competition.   Price competition within the Company’s distribution channels may increase, which could result in reduction in our profit margins.

Difficult Economic Conditions.   Economic conditions in the United States may not improve significantly or interest rates and gasoline prices may increase, any of which could cause consumers to reduce discretionary spending, and, therefore, result in reduced consumer demand for our products.

Gasoline Shortages or Price Increases or the Occurrence of Unusually Severe Weather Conditions. Shortages in the supply or increases in the price of gasoline, due to, among other things, political conditions in the Middle East, or unusually severe weather conditions in the United States or Canada could reduce the usage of RV’s and pleasure boats and, hence, purchases of the products we sell.

Reliance of Suppliers; Possible Changes in Supply Relationships.   Although in most cases there are multiple suppliers from which we could obtain each of the products we sell, we have chosen to obtain each of a number of those products from a single supplier. If any of those suppliers were to encounter production delays or production problems, our ability to supply products to our customers could be harmed and result in a reduction in our sales and, possibly also a reduction in the share of the market for the particular product or products affected thereby. Additionally, changes in the structure of relationships among manufacturers, distributors and retailers within our industry, have occurred in the past. If such changes were to occur in the future, we could encounter supply problems or we could incur increased operating costs or increased competition or a loss of market share for particular products or product lines involved that would adversely affect our operating results.

Evolving regulation of corporate governance and public disclosure may result in additional expenses and continuing uncertainty.   Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX Stock Market rules and new accounting standards are creating uncertainty for public companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of August 1, 2004, we had approximately $26.4 million of borrowings outstanding under our revolving credit facility.

To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2004, there were no such agreements outstanding.

Approximately 25% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.     CONTROLS AND PROCEDURES

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of June 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes–Oxley Act of 2002

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated May 10, 2004 to furnish, under Item 12 of that Report, a copy of its press release announcing its results of operations for the quarter ended, and its financial condition as of, March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 12, 2004	By:	/S/ SANDRA A. KNELL
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