Form 10-Q
period 2004-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2004-11-12
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2) Yes ☐ No ☑.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,613,680 shares of Common Stock as of November 1, 2004

THE COAST DISTRIBUTION SYSTEM, INC.

EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	September 30 2004	December 31 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,202	$991
Accounts receivable – net of allowances of $984 and $981 as of September 30, 2004 and December 31, 2003, respectively	14,635	12,799
Inventories	41,157	41,352
Other current assets	2,812	3,947

Total current assets	59,806	59,089
PROPERTY, PLANT, AND EQUIPMENT—NET	2,167	2,264
OTHER ASSETS	690	748

	$62,663	$62,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$45	$48
Accounts payable	6,741	10,613
Other current liabilities	4,343	3,743

Total current liabilities	11,129	14,404
LONG-TERM OBLIGATIONS	22,501	23,799
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,603,680 and 4,520,098 issued as of September 30, 2004 and December 31,2003 respectively	17,225	17,126
Accumulated comprehensive income	254	73
Retained earnings	11,554	6,699

	29,033	23,898

	$62,663	$62,101

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
Net sales	$43,519	$42,792	$144,357	$130,953
Cost of sales, including distribution costs	35,149	35,427	115,273	106,701

Gross profit	8,370	7,365	29,084	24,252
Selling, general and administrative expenses	5,947	5,725	19,225	17,802

Operating income	2,423	1,640	9,859	6,450
Other income (expense)
Interest	(265)	(262)	(872)	(1,057)
Other	8	(14)	2	102

	(257)	(276)	(870)	(955)

Earnings before income taxes	2,166	1,364	8,989	5,495
Income tax provision	863	606	3,584	2,281

Net earnings	$1,303	$758	$5,405	$3,214

Basic earnings per share	$0.28	$0.17	$1.19	$0.73

Diluted earnings per share	$0.27	$0.16	$1.12	$0.70

(1)	See Note 7 below.

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2004	2003
		(as restated)(1)
Cash flows from operating activities:
Net earnings	$5,405	$3,214
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	651	646
Changes in assets and liabilities:
Accounts receivable	(1,836)	(1,075)
Inventories	195	1,027
Other current assets	1,135	2,199
Accounts payable	(3,872)	(3,620)
Current liabilities	600	472

Total adjustments	(3,127)	(351)

Net cash provided by operating activities	2,278	2,863
Cash flows from investing activities:
Capital expenditures	(554)	(535)
Increase (decrease) in other assets	58	(63)

Net cash used in investing activities	(496)	(598)
Cash flows from financing activities:
Net repayments of long-term debt	(1,301)	(3,109)
Issuance of common stock pursuant to employee stock option and purchase plans	296	153
Redemption of common stock	(197)	—
Payment of cash dividend	(550)	(265)

Net cash used in financing activities	(1,752)	(3,221)
Effect of exchange rate changes on cash	181	677

NET INCREASE (DECREASE) IN CASH	211	(279)
Cash beginning of period	991	1,996

Cash end of period	$1,202	$1,717

(1)	See Note 7 below.

Cash dividends of $0.06 per share, declared in April and August 2004, and totaling $273,000 and $277,000, respectively, were paid in April and September of 2004. Cash dividends of $0.06 per share, declared in April 2003 were paid in April 2003.

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	Preparation of Interim Financial Statements. The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (“GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these unaudited condensed interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2004 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2004 and 2003. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2003 and additional information regarding those policies is set forth in Item 2 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	Seasonality of Business and Effect on Comparability of Operating Results. The Company’s business is seasonal and its results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for any interim period during or for the full year ending December 31, 2004 or for any other fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Computation of Per Share Earnings. Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were 7,000 shares of common stock issuable on exercise of stock options that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2004, because the exercise prices of those options were greater than the average market price of the Company’s common stock during these periods. For the three and nine month periods ended September 30, 2003, there were 24,000 common shares issuable on exercise of stock options that were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
	(In thousands)
Numerator:
Net earnings	$1,303	$758	$5,408	$3,214
Denominator:
Weighted average shares outstanding	4,602	4,427	4,561	4,414
Dilutive effect of stock options	260	262	280	170

Denominator for diluted net income per share	4,862	4,689	4,841	4,584

(1)	See Note 7 below.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

4.	Minimum Future Rental Commitments. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2003 are as follows (stated in thousands of dollars):

Year Ending December 31,
2004	$3,000
2005	2,599
2006	2,591
2007	1,844
2008	1,563
Thereafter	3,099

$14,696

5.	Business Segment. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Set forth below are the net sales, by region (stated in thousands of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
USA	$35,695	$35,830	$117,344	$107,019
Canada	7,824	6,962	27,009	23,904
Other	0	0	4	30

	$43,519	$42,792	$144,357	$130,953

6.	Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
	(In thousands)
Net earnings	$1,303	$758	$5,405	$3,214
Change in accumulated foreign currency translation adjustment:	310	20	181	677

Comprehensive earnings	$1,613	$778	$5,586	$3,891

(1)	See Note 7 below.

7.	Prior Period Adjustment. The Company has restated its previously issued interim condensed consolidated statements of earnings for the quarter and nine months ended September 30, 2003 to record an adjustment for a deferral of income taxes on inter-company profits that the Company inadvertently failed to record in connection with transfers of assets (principally product inventories) within its consolidated group of companies in that quarter.

As the following table indicates, this restatement decreased previously reported net earnings for the quarter ended September 30, 2003 by $71,000 and decreased previously reported net earnings for the nine months ended September 30, 2003 by $75,000.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(In thousands, except per share data)
As previously reported	$829	$3,289
As restated	$758	$3,214
As previously reported	$0.19	$0.75
As restated	$0.17	$0.73
As previously reported	$0.18	$0.72
As restated	$0.16	$0.70

8.	Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees. Had compensation cost for the stock-based awards been determined based on fair value at the grant dates, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and earnings per share for the three and nine month periods ended September 30, 2004 and 2003 would have been reduced to the respective pro forma amounts indicated below. The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)(1)		(as restated)(1)
	(In thousands, except per share data)
Net earnings	$1,303	$758	$5,405	$3,214
Deduct: Total stock based employee compensation expense determined under fair value based method, net of related tax effects	(6)	(20)	(52)	0

Pro forma net earnings	$1,287	$738	$5,353	$3,154

Net earnings per common share
Basic – as reported	$0.28	$0.17	$1.19	$0.73
Basic – pro forma	$0.28	$0.17	$1.18	$0.72
Diluted – as reported	0.27	$0.16	1.12	0.70
Diluted – pro forma	$0.27	$0.16	$1.11	$0.69

(1)	See Note 7 above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

General

In accordance with generally accepted accounting principles, as applied in the United States of America (“US GAAP”), we record our assets at the lower of cost or fair value. In determining the values at which certain of those assets (principally accounts receivable, inventories and deferred income taxes) are set forth in our balance sheet, we must make judgments, estimates and assumptions regarding market and economic conditions and trends that could affect the value of those assets, such as economic conditions or trends that could affect our ability to collect our accounts receivable or sell our inventories. Those judgments, estimates and assumptions are based on current information available to us at the time they are made. However, circumstances and events that can cause market or economic conditions or trends to change are often outside of our control and if changes in those conditions or trends subsequently occur, U.S. GAAP will require us to adjust the earlier estimates of the fair values of assets that are affected by those changes. Any resulting downward adjustments to our prior estimates of fair value are commonly referred to as “write-downs” of the assets involved.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” in the carrying values of such assets to provide for potential reductions in those values that could occur due to risks inherent in the nature of our business. Examples include allowances established for uncollectible accounts receivable and reserves for inventory obsolescence. The amounts at which those allowances or reserves are established and maintained are based on historical experience and also on our assumptions and judgments about market and economic conditions and trends. Those allowances or reserves are periodically increased to replenish them following write-downs of uncollectible accounts or to take account of increased risks due to changes in circumstances, business trends or economic conditions. Those increases are effectuated by charges to income or increases in expense in the statements of earnings in the periods when those allowances or reserves are increased. As a result, our judgments, estimates and assumptions regarding market and economic conditions and trends can and will affect not only the amount at which we record these assets on our balance sheet, but also our results of operations.

Decisions as to the timing of adjustments or write-downs of this nature also require subjective evaluations or assessments about the effects and duration of events or changes in market or economic conditions that could affect the value of such assets. For example, it is difficult to predict whether increases in interest rates or in gasoline prices or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the onset of changes in market or economic conditions for the full effects of such changes to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its allowances and reserves for potential write-downs on a quarterly basis.

Under US GAAP, most businesses also must make estimates or judgments regarding the amounts at which and the periods during which sales are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to provide services to a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services rendered to it. Additionally, in the case of a company that grants its customers contractual rights to return products sold to them, US GAAP requires an allowance for product returns to be established by means of a reduction in the amount at which its sales are recorded, primarily based on the nature, extensiveness and duration of those rights and its historical product return experience.

In making our estimates, judgments and assumptions we follow US GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the fair value of those assets and establish adequate reserves or allowances.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, beginning in the late fall and continuing into the winter we grant extended payment terms to those of our customers that have good credit records. As previously noted, because there is an inherent risk that some customers will fail to pay their accounts receivable, it is our practice to maintain an allowance for uncollectible accounts receivable, which reduces the value at which our accounts receivable are recorded on our balance sheet. We review our customers’ accounts and market and economic conditions on a quarterly basis to determine whether or not the allowance for doubtful accounts should be increased. It is our general practice to increase the allowance for doubtful accounts if, as a result of such review, (i) we determine that the amount or the age of outstanding receivables has increased or (ii) we make a judgment that the risk of non-payment of outstanding receivables has increased (due, for example, to the onset of adverse changes in economic or market conditions or trends). Any write-downs in the carrying value of any of our accounts receivable are charged against, and to that extent reduce the amount of, that allowance. The amount at which we maintain the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic trends and trends in our markets that can affect the ability of our customers to keep their accounts current. Any increases we decide to make in the allowance for doubtful accounts are recorded in the accounting period in which the events or circumstances that led us to make those increases become known. Since the allowance is increased by recording a charge which is included in, and therefore has the effect of increasing, our general and administrative expenses, an increase in the allowance will reduce operating income in the period when the increase is recorded.

Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with the sell through of different product lines and an evaluation of economic and market conditions or trends that might lead us to believe that there will be a slowing of sales that will affect the sell through of any of our products. If it is determined that the carrying value of any product inventories need to be reduced or “written down” as a result of changes in market or economic conditions or trends or due to the obsolescence of a product line, those reductions or write-downs are charged against the allowance. We periodically review the adequacy of that allowance and replenish it after write-downs have been made or increase it to take account of changes in economic or market conditions or trends that we believe will lead to a slowing of sales or an accumulation of particular products in our inventories. Another occurrence that might require us to increase the allowance or record inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these have not been a significant factor in our determinations regarding the adequacy or amount of the allowance. Increases in this allowance also will cause a decline in operating results because such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet, tax loss and tax credit carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At September 30, 2004 the amount of that asset totaled approximately $2.8 million. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on our generating taxable income during those time periods. Under U.S. GAAP the amount that we are permitted to record as a deferred tax asset is the amount of available tax loss and tax credit carryforwards that we believe we will be able to utilize prior to their expiration based on an estimate of our future taxable income. In estimating future taxable income, we consider current operating and economic and market trends as they may affect the amounts and timing of future taxable income that we currently believe we can generate during the periods remaining prior to the expiration of those tax loss and tax credit carryforwards. If that estimate indicates that we are not likely to be able to fully utilize the available tax loss and tax credit carryforwards, we would establish a valuation allowance that would be applied as a reduction of the gross amount of that deferred tax asset. Currently available evidence leads us to believe that it is more likely than not that we will be able to utilize the net deferred tax asset that is recorded in our financial statements. However, if due to future events or changes in circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our future taxable income and, hence, our ability to fully utilize this asset, we would establish or increase any existing allowance and thereby reduce the amount at which we record the deferred tax asset. That reduction would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of causing a decline in our operating results.

Results of Operations

Factors Generally Affecting Sales of RV and Boating Products. We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and also of replacement parts, accessories and supplies for boats, in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) the usage of RVs and boats by the consumers to whom our After-Market Customers sell our products, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply of gasoline and, depending on other economic conditions, increases in the prices of gasoline, also can lead to declines in the usage and purchases of RVs and boats. The usage and purchases of RVs and boats also can be affected by geopolitical conditions. The events of September 11, 2001, for example, appear to have resulted in a decrease in international travel and in plane travel and a concomitant increase in the usage of RVs during the past three years. As a result, our sales and operating results can be, and in the past have been, adversely affected by recessionary economic conditions, increases in interest rates, increases in the price of gasoline, unusually adverse weather conditions and geopolitical events. However, the duration and extent of the effects on our operating results of such events can be difficult to predict.

Overview of Operating Results –Three and Nine Months ended September 30, 2004 and 2003

	Three Months Ended September 30,			Nine Months Ended September 30.
	2004	2003	%Change 2004 vs. 2003	2004	2003	% Change 2004 vs. 2003
		(as restated)(1)			(as restated)(1)
	(Dollars in thousands, except per share data)
Net sales	$43,519	$42,792	1.7%	$144,357	$130,953	10.2%
Gross profit	8,370	7,365	13.7%	29,084	24,252	19.9%
Selling, general & administrative expenses	5,947	5,725	3.9%	19,225	17,802	8.0%
Operating income	2,423	1,640	47.8%	9,859	6,450	52.9%
Earnings before income taxes	2,166	1,364	58.8%	8,989	5,495	63.6%
Net earnings	$1,303	$758	71.9%	$5,405	$3,214	68.2%
Net earnings per diluted share	$0.27	$0.16	68.8%	$1.12	$0.70	60.0%

(1)	Restated to record an adjustment for a deferral of income taxes on inter-company profits that was inadvertently not recorded in these periods. This restatement decreased previously reported net earnings for the quarter ended September 30, 2003 by $71,000 and decreased previously reported net earnings for the nine months ended September 30, 2003 by $75,000. See Note 7 to Condensed Consolidated Interim Financial Statements above.

As indicated in the table above, in the third quarter of 2004, operating income increased 48% and net earnings increased 72%, even though net sales increased by only 1.7%, as compared to the same quarter of 2003. For the nine months ended September 30, 2004 operating income increased 53% and net earnings increased 68% as compared to the same periods in 2003. Those improvements were primarily attributable to an increase in net sales and an improvement in our gross profit margin.

Net Sales

The following table sets forth the amounts (in thousands) of, and the percentage increases in, our net sales in the three and nine month periods September 30, 2004 and 2003. Net sales are determined net of discounts and an allowance for product returns.

	Three Months Ended September 30,			Nine Months Ended September 30.
	2004	2003	% Change 2004 vs. 2003	2004	2003	% Change 2004 vs. 2003
Net sales	$43,519	$42,792	1.7%	$144,357	$130,953	10.2%

As indicated by the table above, although net sales increased by 1.7% in the quarter ended September 30, 2004, as compared to the same quarter of 2003, the rate of sales growth declined substantially in the third quarter of 2004, as compared to the full nine months ended September 30, 2004, in which sales increased by 10.2% over the same nine months of 2003. We believe that the slowing in the rate of sales growth in the quarter ended September 30, 2004 was due primarily to (i) increasing gasoline prices which we think adversely affected purchases, and (to a lesser extent) the usage, of RVs in the third quarter this year, (ii) uncertainties about future economic conditions which, we believe, may have increased as a result of the Presidential campaign, and (iii) an increase in foreign travel this summer, as compared to the summer of 2003 and, therefore, a reduction in domestic travel, reversing a three year trend that saw increased domestic travel and usage of RVs and boats.

The increase in net sales for the nine months of 2004, as compared to the same nine months of 2003, was due to a number of factors, including (i) increased demand for RV products generally during the first six months of 2004, which we believe was largely attributable to an improving economic environment and low market rates of interest, (ii) increased acceptance and greater demand among After-Market Customers of our Coast branded proprietary products, and (iii) an improvement in our service levels to our customers which we believe has resulted in an increase in our share of RV After-Market sales.

The conditions that led to a slowing of sales growth in the third quarter this year may result in a slowing in the growth of, or even a modest reduction in, our net sales in the fourth quarter this year, as compared to our net sales in the fourth quarter of 2003.

Gross Margin

The following table sets forth our gross profits (in thousands of dollars) and our gross margin in the three and nine month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gross Profit	$8,370	$7,365	$29,084	$24,252
Gross Margin	19.2%	17.2%	20.2%	18.5%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

The increase in our gross margin in the third quarter and nine months ended September 30, 2004, as compared to the same periods in 2003, was due primarily to (i) a change in the mix of products sold to include more higher margin products, including our proprietary products, (ii) price increases implemented this year on selected product lines, (iii) a strengthening in the Canadian dollar, as compared to 2003, which reduced our Canadian subsidiary’s cost of purchasing products for resale from U.S. based suppliers, and (iv) the fact that the fixed components of our warehouses costs were being spread over increased sales.

We believe that this improvement in our gross margin will be reflected in our fourth quarter 2004 operating results, as well, and will help to offset the effect on our operating results of any decline in sales growth that may occur in the fourth quarter this year.

Selling, General and Administrative Expenses

The following table sets forth our selling, general and administrative (“SG&A”) expenses in thousands of dollars and as a percentage of net sales in the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Selling, general & administrative expenses	$5,947	$5,725	$19,225	$17,802
As a percentage of net sales	13.7%	13.4%	13.3%	13.6%

SG&A expenses are comprised of the costs of marketing programs and initiatives, selling expenses (including commissions paid on sales of products), and labor and personnel costs, and other administrative expenses. In the quarter ended September 30, 2004, SG&A expenses increased in absolute dollars, by $222,000 or 3.9%, and as a percentage of net sales to 13.7%, as compared to the same quarter of 2003, primarily as a result of increased sales expenses. In the nine months ended September 30, 2004, SG&A expenses increased in absolute dollars by $1,423,000, or 8.0%, as compared to the same nine months of 2003, due primarily to increases in selling expenses and marketing costs, including the costs of our annual dealer trade show held in the first quarter of the year. Despite that dollar increase, however, as a percentage of net sales SG&A expenses declined to 13.3% in the nine months ended September 30, 2004 from 13.6% in the same nine months of 2003.

Other Expenses

The following table sets forth the components and amounts (in thousands of dollars) of, and certain other information regarding, other expenses in the three and nine months ended September 30, 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Other Expenses
Interest expense	$265	$262	$872	$1,057
Other (income) expense	(8)	14	(2)	(102)

Total	$257	$276	$870	$955

As a percentage of net sales	0.6%	0.7%	0.6%	0.7%

Interest expense, which is the largest component of other expenses, was substantially unchanged in the third quarter this year as compared to last year. On the other hand, interest expense declined by $185,000, or 17.5% in the nine month period ended September 30, 2004, as compared to the same period of 2003, due primarily to a 25 basis point reduction in the rate of interest that we pay on borrowings under our bank line of credit in 2004. We were able to obtain that interest rate reduction as a result of the improvements in our cash flows and results of operations achieved during the fiscal year ended December 31, 2003.

Income Taxes

The following table sets forth the provisions made for income taxes (in thousands of dollars) and our effective tax rates in the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Income tax provision	$863	$606	$3,584	$2,281
Effective tax rate	39.9%	44.4%	39.9%	41.5%

Our effective tax rate declined to 39.9% in the three and nine-month periods ended September 30, 2004, from 44.4% and 41.5% in the same respective periods of 2003, due primarily to a reduction in franchise and capital taxes and non deductible expenses as a percentage of our estimated earnings for fiscal 2004.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of the revolving credit facility, which expires in May 2008, we may borrow up to the lesser of (i) $50,000,000 during the period from March 1 through July 31, with a seasonal reduction to $40,000,000 during the period from August 1 through February 28 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.25% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.0 percent.

At October 25, 2004, outstanding bank borrowings under the revolving bank credit facility totaled $18.8 million, down from $22.4 at September 30, 2004, which reflects a slowing of sales and hence a lesser dependence on borrowings in the fall due primarily to the seasonality of our business. Our bank borrowings are secured by substantially all of our assets and rank senior in priority to other indebtedness of the Company.

We generated $2.3 million of cash from operations during the first nine months of 2004. By comparison, in the nine months ended September 30, 2003, cash from operations totaled nearly $2.9 million. That difference was attributable to a number of factors, including (i) an increase in accounts receivable due primarily to the increase in net sales in the nine months ended September 30, 2004, (ii) the use of the cash to prepay expenses this year to a greater extent than we did last year during the nine months ended September 30, 2003 and (iii) an increase in inventory levels that we maintained during the first nine months of 2004, as compared to the same nine months of 2003, that was effectuated to increase service levels to our customers.

Capital expenditures, primarily for computer enhancements and warehouse equipment, were $554,000 in the nine months ended September 30, 2004 as compared to $535,000 in the corresponding nine months of 2003. We have no commitments for capital expenditures as of September 30, 2004 and do not anticipate any significant capital additions in the next twelve months. Our bank credit facility limits our capital additions to $1,000,000 per year.

We lease all of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of the Notes to the Company’s Condensed Consolidated Interim Financial Statements included earlier in this Report.

The Company’s Board of Directors declared cash dividends of $0.06 per share in each of the quarters ended March 31, 2004 and September 30, 2004, the amounts of which totaled $273,000 and $277,000, respectively. In 2003 the Board of Directors declared a $0.06 per share cash dividend in the quarter ended March 31, 2003, the amount of which totaled $265,000.

We believe that borrowings under our revolving bank credit facility and internally generated funds will be sufficient to fund our cash requirements for at least the next twelve months and we do not currently anticipate any material changes in the cash requirements of our business or in the sources of funds for our operations.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the other months of the year. Because a substantial portion of our expenses are fixed, operating income declines and the Company sometimes incurs losses in the fourth and first quarters of each year when sales are lower. On the other hand, largely due to this seasonal decline in net sales, and the accumulation of cash during the spring and summer months, it is generally the case that our requirements for bank borrowings decline during the fourth quarter and for most of the first quarter of each year.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, such statements include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Readers of this Report are cautioned not to place undue reliance on such forward-looking statements, or to rely on historical operating results, including our operating results in the quarter ended September 30, 2004, to predict future financial performance, because actual results in the future may differ materially, due to the seasonality of our business and depending on the effect of a number of risks and uncertainties to which our business is subject. Those risks and uncertainties include, but are not limited to:

Increases in Price Competition. Price competition within the Company’s distribution channels may increase, which would result in reduction in our profit margins.

Difficult Economic Conditions. Economic conditions in the United States may not improve significantly or interest rates may increase, either of which could cause consumers to reduce discretionary spending, which would result in reduced sales of our products.

Gasoline Shortages or Price Increases or the Occurrence of Unusually Severe Weather Conditions. Shortages in the supply or increases in the prices of gasoline, or unusually severe weather conditions in the United States or Canada, could reduce the usage and sales of RV’s and pleasure boats and, hence, purchases of the product we sell. We saw a slowing in the rate of growth of our sales in the three months ended September 30, 2004 which we believe was due, in part, to increases in the price of oil to record levels, which led to substantial increases in gasoline prices and the prospect that gasoline prices might increase even further.

Reliance of Suppliers; Possible Changes in Supply Relationships. We often choose to obtain many of the products we sell from a single supplier (even though there are multiple suppliers from which we could obtain functionally equivalent products). If any of those suppliers were to encounter production delays or problems, our ability to supply products to our customers could be harmed and result in a reduction in our sales and, possibly also a reduction in the share of the market for the particular product or products affected thereby. Additionally, changes in the structure of relationships among manufacturers, distributors and retailers within our industry, have occurred in the past. If such changes were to occur in the future, we could encounter supply problems or we could incur increased operating costs or increased competition or a loss of market share for particular products or product lines that would adversely affect our operating results.

Dependence on Key Management Personnel. The Company’s current executive officers have worked together for more than 15 years and during that time have developed considerable knowledge concerning the Company’s business and the markets in which it operates. We believe that the experience, knowledge and skills of our executive officers have contributed to the Company’s historical ability to weather periods of difficult economic and market conditions and to take advantage of improvements in such conditions and to develop and implement innovative programs and systems that have enabled the Company to increase its profitability, as has occurred in the past three years. As a result, the loss of the services of any of these officers could hurt our future financial performance.

Evolving Regulation of Corporate Governance and Public Disclosure may result in Additional Expenses and Uncertainties. Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and AMEX Stock Market rules and new accounting standards are creating uncertainty for public companies such as ours. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, we have already invested and intend to continue to invest resources to comply with evolving laws, regulations and standards. This investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of October 25, 2004, we had approximately $18.8 million of borrowings outstanding under that revolving credit facility.

To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 2004, there were no such agreements outstanding.

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

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of September 30, 2004. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2004, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them by others within these entities.

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2004 Annual Meeting of Stockholders was held on August 25, 2004. The only matter voted on by stockholders at that Meeting was the election of two Class I directors to serve for a term of three years and until their successors are elected.

Election of Directors. The candidates nominated by the Board of Directors, Robert S. Throop and Leonard P. Danna, were the only persons nominated for election as Class I Directors at the Annual Meeting and their election was uncontested. Set forth below are the number of votes cast for the election of each of those candidates and the number withheld. As the election was uncontested, there were no broker non-votes.

Nominee	Votes “For”	Votes “Withheld”
Robert S. Throop	3,413,917	218,217
Leonard P. Danna	3,413,917	218,217

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 10, 2004	By:	/s/ SANDRA A. KNELL
Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes–Oxley Act of 2002

E-1