Form 10-K
period 2004-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2005-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the outstanding shares of common stock held by non-affiliates of Registrant as of June 30, 2004, which was determined on the basis of the closing sales price of Registrant’s shares on that date, was approximately $28,641,000.

As of March 17, 2005, a total of 4,662,947 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2005 for its 2005 Annual Meeting.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations or beliefs discussed in the forward-looking statements contained in this Annual Report are based on current information and the outcome of those matters are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Part II of this Report in the Section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”) and boats in North America. We supply more than 20,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note H to the Consolidated Financial Statements of the Company, contained in Item 8 of this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada. Our customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“After-Market Customers”), who resell the products they purchase from us, at retail, to consumers that own or use RVs or boats.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers (“proprietary products”). We market our proprietary products under our own brand-names in competition with brand name products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for functionally equivalent brand name products manufactured by long time suppliers that are based in the United States. For additional information regarding our proprietary products, see “Products— Proprietary Products” below.

In order to improve customer service and optimize our inventory levels, in late 2000 we began the implementation of a new and ambitious inventory management and deployment program. This program was designed to enable us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, reduce our inventory levels and improve the service we provide to our customers. Our costs of doing business increased and customer service did suffer during the implementation phase of this program. However, this program enabled us, beginning in fiscal 2002, to increase our gross margins through vendor price concessions and freight reimbursements, to reduce our operating expenses and, at the same time, to improve the quality and responsiveness of service that we are able to provide our customers. See “Business — Distribution” in this Part I, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, of this Report.

We use a computer-based order entry and warehousing system which enables our customers to transmit orders either telephonically or electronically to us, and enables us to prepare and invoice most orders within 24 hours of receipt. We also have established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. We believe that the breadth of our product lines, the proprietary products we are able to offer to our customers, the computer integration of our operations, and our customer service and inventory deployment program distinguishes us from other distributors of RV and boating parts, supplies and accessories.

The Coast Distribution System, Inc. was incorporated in California in June 1977, and reincorporated in Delaware in April 1998. For convenience, we will refer to The Coast Distribution System in this Report as “we” or “us” or the “Company.”

The Parts, Supplies and Accessories After-Markets

Many manufacturers of RV and boating replacement parts, supplies and accessories rely on independent distributors, such as the Company, to market and distribute their products or to augment their own product distribution operations. Distributors relieve manufacturers of a portion of the costs associated with distribution of their products while providing geographically dispersed selling, order processing and delivery capabilities. At the same time, distributors offer retailers access to a broad line of products and the convenience of rapid delivery of orders which reduces the amount of product inventories that retailers must carry and, therefore, their costs of operations.

The market for the RV parts, supplies and accessories that we distribute includes both RV dealers and RV supply stores and service centers. The products that we sell include optional equipment and accessories, such as trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from us. See “Business — Products.”

Products

General.

RV Products. We carry a full line of more than 15,000 RV parts, supplies and accessories which we purchase from more than 500 manufacturers. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, mirrors and compressors.

Boating Products. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment that are designed primarily for use on trailer-towable boats.

Proprietary Products. We have introduced into the RV and boating aftermarkets a number of proprietary products, which are manufactured specifically for us, often on an exclusive basis, by a number of different independent manufacturers. Those manufacturers are based in the United States, the Far East and Europe. The proprietary products, which are designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us, include trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of distributors and into other markets. However, some of our proprietary products currently lack the same name-brand recognition as the competitive products manufactured by traditional suppliers, which may have a limiting effect on unit sales of and on the prices that we are able to charge for our proprietary products. It also means that the costs of marketing the proprietary products generally is greater than for established brand-name products, which somewhat offsets the margin advantage we gain on sales of our proprietary products.

Marketing and Sales

Our Customers. Our customers include (i) RV dealers, which primarily purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 2004, 2003 or 2002.

Our Customer Service Center and Computerized Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and processing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

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

Orders transmitted from customers either electronically, or by telephone to the national customer sales and service center, are input into our computer system and then are relayed to the regional distribution center selected by the customer, where the products are selected, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock. In addition, we offer to participating customers a “split shipment program” by which a customer’s order for a product that is not available from the Company’s distribution center closest to the customer will be shipped to that customer from another of the Company’s distribution centers when that product is available at that back-up distribution center. One of the objectives of our new inventory management and deployment program is to improve our ability to fill customer orders from the distribution centers closest to the customer and thereby improve the level and reduce the cost of service to the customer (see “BUSINESS — Distribution”).

Annual Dealer Buying Show. Each year, in February, we host our annual dealer buying show, in Las Vegas Nevada, for our RV customers based in the United States and Canada. At these shows, we display and sell thousands of the products we distribute, including products from more than 300 of our independent suppliers and our Coast-branded proprietary products. Representatives from more than 1,000 of our U.S. and Canadian customers attended our 2005 Dealer Buying Show. Since consumers typically increase their purchases of RV products in the early spring, to facilitate sales of products at our Dealer Buying Show we offer our creditworthy customers that purchase products at the Show extended payment terms that allow them to defer payments to us until the spring. In certain cases we are able to obtain similar extended payment terms from some of our product suppliers and otherwise finance those extended payment terms with borrowings under our revolving bank credit facility.

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 15,000 RV parts, supplies and accessories and, in varying quantities, up to approximately 10,000 boating and marine parts, supplies and accessories. We rely primarily on independent freight companies to ship our products to our customers.

Inventory Management and Deployment System. We have developed and implemented an inventory management and deployment system that has (i) enabled us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, and (ii) increased our flexibility to meet changing product demands from our customers. The overall objectives of this system were to improve service levels to our customers, increase our gross margins and reduce freight and other costs of operations. The development and implementation of this system did cause some initial disruptions in our operations and increases in our operating costs. However, now that the implementation of our inventory management and deployment system is complete, we believe that this system has enabled us to improve our service levels and produce greater efficiencies and costs savings in our operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II of this Report.

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

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or (iii) decides to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. Termination of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent.

None of the manufacturers or suppliers from which we obtain products accounted for more than 5% of our product purchases in 2004, 2003 or 2002, with the exception of Airxcel, Inc., which supplies us with our requirements for RV air conditioners sold under the Coleman® brand name and which accounted for approximately 9%, 11% and 14%, respectively, of our product purchases in the years ended December 31, 2004, 2003, and 2002. We purchase those air conditioners from Airxcel under a multi-year supply agreement.

Manufacturers generally warrant the products distributed by us and allow us to return defective products, including those that have been returned to us by our customers. We do not independently warrant the products that we distribute, including our proprietary products, which are warranted by the manufacturers that produce them for us.

Competition

We face significant competition. There are a number of national and regional distributors of RV and boating parts, supplies and accessories that compete with us. There also are mass merchandisers, catalog houses and national and regional retail chains specializing in the sale of RV or boating parts, supplies and accessories that purchase such products directly from manufacturers. Those mass merchandisers and national and regional chains compete directly with the RV and boating supply stores and service centers that purchase products from us. This competition affects both the volume of our sales and the prices we are able to charge our customers for those products. Additionally, there is no assurance that changes in supply relationships or new alliances within the RV or boating products industry will not occur that would further increase competition.

We compete on the basis of the quality, speed and reliability of our service, the breadth of our product lines and on price. We believe we are highly competitive in each of those areas.

Employees

At December 31, 2004, we had approximately 405 full-time employees, which includes our employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution centers. None of our employees is represented by a labor union and we believe we have good relations with our employees.

ITEM 2.	PROPERTIES

We operate 13 regional distribution centers in 12 states in the United States and 4 regional distribution centers, each located in a different Province, in Canada. All of these facilities are leased under triple net leases which require the Company to pay, in addition to rent, real property taxes, insurance and maintenance costs.

The following table sets forth certain information regarding those facilities.

Location	Square Footage	Lease Expiration Date
Willsonville, Oregon	57,000	December 31, 2006
Visalia, California	104,000	November 30, 2012
Fort Worth, Texas	90,670	April 30, 2009
San Antonio, Texas	27,300	June 30, 2008
Denver, Colorado	50,000	September 30, 2009
Elkhart, Indiana	109,000	December 31, 2005
Lancaster, Pennsylvania	64,900	June 30, 2009
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2008
Gilbert, Arizona	36,500	March 31, 2007
Salt Lake City, Utah	30,400	June 30, 2008
Johnstown, New York	52,500	November 30, 2009
Eau Claire, Wisconsin	36,000	October 31, 2009
St. Bruno, Quebec	40,715	January 1, 2010
Orillia, Ontario	34,020	December 1, 2006
Calgary, Alberta	30,750	December 1, 2008
Langley, British Columbia	22,839	May 31, 2009

Our executive offices are located at 350 Woodview Avenue, Morgan Hill, California 95037, a suburb of San Jose, where we lease 26,000 square feet of office space. Our telephone number at that location is (408) 782-6686.

We also lease 1,500 square feet of office space in Seattle, Washington and 2,000 square feet in Anchorage, Alaska where we maintain sales offices.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incident to our operations, and since we have insurance, and in many instances also indemnities from the manufacturers from which we obtain our products, covering any potential liability, we believe that such litigation will not materially affect our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 4A.	EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Thomas R. McGuire	61	Chairman of the Board and Chief Executive Officer

Sandra A. Knell	47	Executive Vice President — Finance and Chief Financial Officer and Secretary

David A. Berger	50	Executive Vice President — Operations

Dennis A. Castagnola	57	Executive Vice President — Sales

Set forth below is certain information regarding the Company’s executive officers.

THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been its Chairman and Chief Executive Officer since the Company’s inception.

SANDRA A. KNELL. Mrs. Knell has been the Company’s Executive Vice President — Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP. Mrs. Knell is a Certified Public Accountant.

DAVID A. BERGER. Mr. Berger has served as Executive Vice President since May 1988. From August 1986 to May 1988, Mr. Berger was Senior Vice President-Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories that we acquired in 1985.

DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Executive Vice President —Sales in November 2000. From May 1994 to November 2000, he served as Senior Vice President — Proprietary Products, where he directed the Company’s proprietary products program. For the prior 19 years, he held various positions with the Company, including Vice President/Division Manager of the Company’s Portland, Oregon Distribution Center.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Market and Share Prices

Our shares of common stock are listed and trade on the American Stock Exchange under the trading symbol “CRV.”

The following table sets forth, for the calendar quarters indicated, the high and low sales prices per share of our common stock as reported by the American Stock Exchange.

	HIGH	LOW
2004
First Quarter	$7.60	$5.41
Second Quarter	7.48	5.82
Third Quarter	7.89	6.60
Fourth Quarter	7.48	5.70
2003
First Quarter	$2.39	$1.65
Second Quarter	3.60	1.66
Third Quarter	5.73	3.16
Fourth Quarter	6.82	4.71

On March 17, 2005 the closing price per share of our common stock on the American Stock Exchange was $6.48 and there were approximately 750 record holders of our common stock.

Dividend Policy

In 2004 and 2003, we paid special cash dividends to our stockholders in the amounts aggregating $549,000, or $0.12 per share, and $265,000, or $0.06, per share, respectively, primarily as a result of improvements in our cash flow in each of those years. In January 2005, our Board of Directors adopted a cash dividend policy that provides for the payment of an expected total annual cash dividend of $0.16 per common share, payable in the amount of $0.04 per share per quarter. The Board also declared the initial quarterly cash dividend under that policy of $0.04 per share, which was paid on March 15, 2005. We expect, therefore, to pay cash dividends in 2005 totaling approximately $750,000 (which is based on an assumed average number of shares outstanding of approximately 4,700,000 in 2005).

The payment of future quarterly cash dividends pursuant to this policy will be subject to final determination by the Board of Directors each quarter, based on its review of a number of considerations, including the Company’s financial performance and its available cash resources and its cash requirements. It also could become necessary for us to obtain the consent of the lender under our credit facility in order to pay cash dividends pursuant to this dividend policy. For these reasons, as well as others, there can be no assurance that future dividends will, in fact, be equal to the amounts provided for in this policy or that the dividend policy will not have to be changed or suspended, or even terminated in its entirety, in the future.

Share Repurchases

In February 2005, the Board of Directors authorized purchases of up to $240,000 of shares of our common stock by means of open market or private purchases. Such purchases are currently expected to commence during the second quarter of 2005.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated operating data set forth below for the fiscal years ended December 31, 2004, 2003 and 2002, and the selected consolidated balance sheet data at December 31, 2004 and 2003, are derived from our audited consolidated financial statements included in Item 8 of this Report and should be read in conjunction with those financial statements. The consolidated selected operating data for the fiscal years ended December 31, 2001 and 2000, and the selected consolidated balance sheet data at December 31, 2002, 2001 and 2000, are derived from audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Operating Data:
Net Sales	$171,833	$156,478	$145,816	$134,958	$147,491
Cost of sales (including distribution costs)	138,792	129,094	122,614	115,740	125,426

Gross margin	33,041	27,384	23,202	19,218	22,065
Selling, general and administrative expenses	24,502	22,087	20,561	22,044	24,302

Operating income (loss)	8,539	5,297	2,641	(2,826)	(2,237)
Equity in net earnings of affiliated companies	52	54	9	107	50
Other (income) expense
Interest expense	1,117	1,269	1,456	2,293	3,006
Other	35	(108)	(684)	(1,319)	(1,202)

Earnings (loss) before income taxes and cumulative effect of accounting change	7,439	4,190	1,878	(3,693)	(3,991)
Income tax provision	3,033	1,743	791	1,179	1,150

Earnings (loss) before cumulative effect of accounting change	4,406	2,447	1,087	(2,514)	(2,841)
Cumulative effect of accounting change (1)	—	—	(6,325)	—	—

Net earnings (loss)	$4,406	$2,447	$(5,238)	$(2,514)	$(2,841)

Net earnings (loss) per diluted share (2)
Before cumulative effect of accounting change	$0.91	$0.53	$0.25	$(0.58)	$(0.66)
Cumulative effect of accounting change (1)	—	—	(1.44)	—	—

Net earnings (loss) per diluted share	$0.91	$0.53	$(1.19)	$(0.58)	$(0.66)

Shares used in computation of net earnings (loss) per share	4,855	4,635	4,387	4,360	4,324

	December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Balance Sheet Data:
Working capital	$49,212	$44,685	$40,121	$35,462	$39,948
Total assets	67,236	62,101	57,272	60,471	63,890
Long-term obligations (3)	23,444	23,799	23,140	21,785	25,140
Stockholders’ equity	28,446	23,898	20,548	25,610	28,165

(1)	See Note B to the Company’s Consolidated Financial Statements.
(2)	See Note J to the Company’s Consolidated Financial Statements.
(3)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Use of Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax loss and credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. However, economic and market conditions are usually outside of our control and if those conditions or trends change in ways that we did not expect, GAAP will require us to further adjust the amounts at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of assets involved.

It is our practice to establish reserves or allowances against which we will be able to charge any such downward adjustments or “write-downs” to those assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. The amounts at which those reserves are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or other factors that could affect the values at which we had recorded such assets. Those reserves are periodically increased to replenish the reserves following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in reserves are effectuated by charges to income or increases in expense in our statement of operations in the periods when those reserves or allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events, such as increasing gasoline prices or interest rates or economic slowdowns, will have short or longer term consequences for our business, and it is not uncommon for it to take some time after the onset of such changes, for their full effects on our business to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products to or to perform services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services rendered to it. Additionally, in the case of a business that grants its customers contractual rights to return products sold to them, GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which sales are recorded, based primarily on the nature, extensiveness and duration of those return rights and historical return experience.

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the carrying values of those assets and to establish adequate reserves or allowances for downward adjustments in those values that we may have to make in future periods. See “Consolidated Financial Statements — Report of Independent Registered Public Accounting Firm” in Item 8 of this Report.

Our Critical Accounting Policies

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations that are discussed below.

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns that reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit product returns.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30-day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivable in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid accounts, a review of significant past due accounts and current economic and market trends that can affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of some of our customers, or economic or market conditions were to deteriorate, adversely affecting their ability to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess, Slow-Moving and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning future economic and market conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss and tax credit carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At December 31, 2004, the aggregate amount of that deferred tax asset was approximately $2.6 million. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. Under GAAP we estimate, and record, as a deferred tax asset, the amount of available tax loss and tax credit carryforwards that we believe it is more likely than not that we will be able to fully utilize prior to their expiration. That estimate, in turn, is based on an estimate of future taxable income. In estimating future taxable income, we consider current economic and market conditions and trends in those conditions in terms of how they are likely to affect the amounts and timing of future taxable income that we currently believe we can generate during the periods remaining prior to the expiration of those tax loss and tax credit carryforwards and tax deductions. Currently available evidence leads us to believe that is more likely than not that we will be able to utilize fully the net deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

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

During fiscal 2002, as required by SFAS No. 142, we completed a transitional impairment test with respect to our intangible assets, including goodwill. Based on that test, we determined that goodwill had been impaired by $6.3 million. As a result, in accordance with SFAS No. 142, we recorded, in our consolidated statement of operations for the fiscal year ended December 31, 2002, a non-cash goodwill impairment charge in that amount as a cumulative effect of a change in accounting principle. See the paragraph entitled “Intangible Assets” in Note A to our Consolidated Financial Statements contained in Item 8 of this Report for additional information regarding SFAS 142.

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

Results of Operations

Factors Generally Affecting Sales of RV and Boating Products

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”) and boats in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) the usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates often lead to declines in purchases and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the prices of gasoline also can lead to declines in the usage and purchases of RVs and boats. Additionally, we have found, at least since September 11, 2001, that usage and purchases of RVs also can be affected by geopolitical conditions. The events of September 11, 2001 appear to have resulted in decreases, during the three year period ended December 31, 2004, in international travel and in plane travel and a concomitant increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline, and unusually adverse weather conditions and geopolitical events, as well.

Overview of Fiscal 2004 Operating Results

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except per share data)
Net sales	$171,833	$156,478	$145,816
Gross margin	33,041	27,384	23,202
Operating income	8,539	5,297	2,641
Selling, general and administrative expenses	24,502	22,087	20,561
Earnings before income taxes and cumulative effect of accounting change	7,439	4,190	1,878
Earnings before cumulative effect of accounting change	4,406	2,447	1,087
Cumulative effect of accounting change	—	—	(6,325)
Net earnings (loss)	4,406	2,447	(5,238)
Net earnings (loss) per share-diluted
Before cumulative effect of accounting change	$0.91	$0.53	$0.25
Cumulative effect of accounting change	—	—	(1.44)
Net earnings (loss) per share-diluted	0.91	0.53	(1.19)

Increases in Operating Income and Earnings in 2004 and 2003. In 2004 operating income increased by 61% and net earnings increased by 80%, as compared to 2003. In 2003 operating income increased by 100% and earnings (before the cumulative effect of an accounting change for goodwill impairment in 2002) increased by 125%, as compared to 2002. These improvements were primarily attributable to increases in net sales and improvements in our gross margin in 2004 and 2003, respectively, in each case as compared to the immediately preceding year, which more than offset increases in selling, general and administrative expenses in 2004 as compared to 2003 and in 2003 as compared to 2002.

Goodwill Impairment Charge in 2002. As previously reported, we adopted SFAS 142, “Goodwill and Intangible Assets” effective as of January 1, 2002. In accordance with SFAS 142, we determined that goodwill had been substantially impaired and we recognized a non-cash goodwill impairment charge of $6,325,000, or $1.44 per share in 2002. As a result of that charge, which was reported as the cumulative effect of an accounting change, we recorded a net loss of $5,238,000, or $1.19 per diluted share, in 2002. This goodwill impairment charge did not affect our tangible net worth or cash flow.

Net Sales

Year Ended December 31, (Dollars in thousands)
2004	2003	% Increase 2004 vs 2003	2002	% Increase 2003 vs 2002
$171,833	$156,478	9.8%	$145,816	7.3%

The increase in net sales in 2004, as compared to 2003, was due to a number of factors, including (i) increased demand for RV products, particularly in the first half of the year, which we believe was largely due to an improving economic environment and low market rates of interest, (ii) increased acceptance and greater demand among After-Market Customers for our Coast branded proprietary products, and (iii) an improvement in our service levels to our customers which we believe resulted in an increase in our share of RV After-Market sales.

The increase in sales in 2003, as compared to 2002, was primarily attributable to (i) relatively stable consumer confidence despite a weakened economy, which we believe was at least partially attributable to low market rates of interest, (ii) security concerns about foreign travel and travel by air which, we believe, led to an increase in the usage and purchases of RVs, and (iii) our progress in implementing our inventory management and deployment program, which enabled us to improve our service levels to our customers and, we believe, increase our share of RV After-Market Sales.

Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profit stated as a percentage of net sales.

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Gross profit	$33,041	$27,384	$23,202
Gross profit margin	19.2%	17.5%	15.9%

The increase in our gross margin in 2004, as compared to 2003, was due primarily to (i) a change in the mix of products sold to a greater proportion of higher margin products, including our Coast branded proprietary products; (ii) price increases implemented on selected product lines in 2004; (iii) continued strengthening in the Canadian dollar, in relation to the U.S. dollar, which reduced our Canadian subsidiary’s cost of purchasing products for resale from U.S. based suppliers; and (iv) the fact that the fixed components of our warehouses costs were being spread over increased sales.

The increase in gross margin in 2003 was primarily due to (i) a reduction in both freight-in and freight-out expenses, which was largely a result of the implementation of our inventory management and deployment program, (ii) a strengthening in the Canadian dollar, in relation to the U.S. dollar, as compared to 2002, which reduced our Canadian subsidiary’s cost of sales, and (iii) a change in the mix of products sold to a higher proportion of higher margin products in 2003 as compared to 2002.

We plan to relocate our Visalia, California warehouse and distribution center to a larger facility in Visalia in 2005 to accommodate an increase in the volume of products maintained at and distributed from that facility. We expect that costs associated with the relocation and expansion of that facility will offset increases in gross margin that we had expected to otherwise achieve in 2005.

Selling, General and Administrative Expenses.

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, labor and administrative costs, professional fees and expenses and the provision made for uncollectible accounts.

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Selling, general and administrative expenses	$24,502	$22,087	$20,561
As a percentage of net sales	14.3%	14.1%	14.1%

In 2004, SG&A expenses increased in absolute dollars, by $2.4 million or 10.9%, and as a percentage of net sales to 14.3% as compared to 14.1%, in 2003. This increase was due primarily to increases in selling expenses and marketing costs, including the costs of our annual dealer buying show held in the first quarter of the year, higher insurance costs and an increase in professional fees.

The $1.5 million increase in SG&A expenses in 2003, as compared to 2002, was due primarily to increases in labor costs, both selling and administrative, as well as an increase in marketing costs. However, as a percentage of net sales, SG&A expenses remained the same in 2003 as in 2002.

We expect SG&A expenses to increase in 2005 due primarily to (i) increased labor costs, (ii) the costs of documenting and testing our internal control over financial reporting as required by Section 404 of Sarbanes-Oxley Act of 2002, and (iii) increases in insurance costs.

The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Operating income	$8,539	$5,297	$2,641
As a percentage of net sales	5.0%	3.4%	1.8%

The increases in operating income in 2004 and 2003, as compared to the prior year periods, were due to the combined effects of the increases in sales and gross margin, which more than offset the increase in selling, general and administrative expenses.

Other (Income) Expense	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Interest expense	$1,117	$1,269	$1,456
Other (income) expense	35	(108)	(684)

Total	$1,152	$1,161	$772

As a percentage of net sales	0.7%	0.7%	0.5%

Interest Expense. Interest expense is the largest component of other (income) expense. The decreases in interest expense in 2004 as compared to 2003 and in 2003 as compared to 2002, were the result of reductions in the interest rates we paid on borrowings under our revolving credit agreement during those years.

Other Income. Other income in 2002 was attributable to the sale, to a manufacturer of RV parts, of manufacturing rights and equipment for and inventories of a line of proprietary products that we had been selling not only to our After-Market customers, but also to recreational vehicle manufacturers.

Income Tax Provision	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
Income tax provision	$3,033	$1,743	$791
As a percentage of net sales	1.8%	1.1%	0.5%
Effective tax rate	40.8%	41.6%	42.1%

Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. The increase in the income tax provisions in 2004 and 2003 were primarily attributable to the increases in our taxable income.

Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. Under the terms of the revolving credit facility, we may borrow up to the lesser of (i) $40,000,000, with seasonal reductions ranging from $30,000,000 to $35,000,000 between August 1 and February 28 of each year, or (ii) an amount equal to 80% of eligible accounts receivable and from 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.25% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.0 percent.

At March 17, 2005, outstanding borrowings under the revolving credit facility totaled $29,550,000. Our bank borrowings are secured by substantially all of our assets and rank senior in priority to other indebtedness of the Company.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 2%/10 day, net 30-day terms. During late fall and in winter, however, certain of our customers receive payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and fourth quarters of each year than during other parts of the year. We were able in late 2004 and 2003 to obtain similar extended payment terms from some of our suppliers, which reduced the amounts we had to borrow under our credit facility to make inventory purchases. There is no assurance that we will be able to obtain extended payment terms from our suppliers in the future. If we are unable to do so, it would require us to incur additional borrowings under our credit facility or could adversely affect our ability to timely pay our creditors and to purchase inventory. Also, in the event our customers delay their payments to us, our payments to our creditors would have to be funded with additional bank borrowings or would have to be delayed.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivable increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

In anticipation of our Annual Dealer Buying Show and in response to our increased sales during 2004, we increased our inventories by $2.8 million at December 31, 2004. However, by comparison, during the fourth quarters of 2003 and 2002, we increased our inventories by $5.2 million and $3.8 million, respectively. As a result, during 2004 we generated cash from operating activities of $840,000, as compared to using net cash of $1,950,000 and $1,158,000 in operating activities in 2003 and 2002, respectively.

We made capital expenditures of $669,000 in 2004 as compared to $640,000 in 2003 and $1,148,000 in 2002. These expenditures were primarily for computer enhancements and purchases of telephone and warehouse equipment. We expect to make capital expenditures in 2005 that we estimate will range between $500,000 and $700,000 in connection with a planned relocation of our warehouse and distribution center in Visalia to a larger facility. Those expenditures will be in addition to capital expenditures of a recurring nature, such as for replacement and upgrading of equipment, that we expect will range from $500,000 to $800,000 in 2005.

Borrowings under our credit facility decreased by $310,000 in 2004 and increased by $677,000 in 2003 and $1,254,000 in 2002. As noted above, the proceeds from the additional credit facility borrowings in 2003 and 2002 were used largely to increase product inventories.

We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2004, rent expense under all operating leases totaled approximately $3,441,000. The following table sets forth our currently anticipated future lease commitments for the periods indicated.

Year ending December 31,
(In thousands)
2005	$3,499
2006	3,499
2007	2,746
2008	2,475
2009	1,875
Thereafter	2,950

$17,044

Dividend Policy. In 2004 and 2003, we paid special cash dividends to our stockholders in the amounts aggregating $549,000, or $0.12 per share, and $265,000, or $0.06, per share, respectively, primarily as a result of improvements in our operating results and cash flow in each of those years. In January 2005, our Board of Directors adopted a cash dividend policy that provides for the payment of an expected total annual cash dividend of $0.16 per common share, payable in the amount of $0.04 per share per quarter and declared the initial quarterly cash dividend under that policy of $0.04 per share, which was paid on March 15, 2005. We expect, therefore, to pay cash dividends in 2005 totaling approximately $750,000.

Share Repurchases. In February 2005, the Board of Directors authorized the repurchase by us of up to $240,000 of our shares of common stock in open market or private purchases. That amount is approximately equal to the increase in our stockholders equity that occurred in 2004 as a result of the exercise of stock options under our employee stock option and stock purchase plans.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2005 will be to fund operations and the capital expenditures, cash dividends and share repurchases described above, and we anticipate that we will be able to fund those cash requirements in 2005 with borrowings under our revolving credit facility and internally generated funds.

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

The table below presents unaudited quarterly consolidated financial information for each of the fiscal years ended December 31, 2004 and 2003. This information has been prepared by us on a basis consistent with our audited consolidated financial statements included in Item 8 of this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited consolidated quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Unaudited)
Revenues	$48,697	$52,141	$43,519	$27,476
Gross profit	9,965	10,749	8,370	3,957
Net earnings (loss)	1,459	2,643	1,303	(999)
Net earnings (loss) per diluted share	$0.30	$0.55	$0.27	$(0.22)

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Unaudited)
Revenues	$40,631	$47,530	$42,792	$25,525
Gross profit	7,458	9,429	7,365	3,132
Net earnings (loss)	836	1,620	758	(767)
Net earnings (loss) per diluted share	$0.19	$0.35	$0.16	$(0.16)

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

Recent Accounting Pronouncements

SFAS No. 123R. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprises’ equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R supersedes APB No. 25 and requires that such transactions be accounted for using a fair-value based method and that companies recognize an expense for compensation cost related to share-based payment arrangements, including stock option and employee stock purchase plans. We are required to implement the proposed standard no later than July 1, 2005.

As permitted by Statement 123R, we currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have an impact on our result of operations, although it will not have an impact on our overall financial or cash position. The impact of SFAS 123R on our operating results cannot be predicted at this time, because that will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net earnings (loss) per share illustrated in the notes to our consolidated financial statements included in Item 8 of this Report.

FASB Staff Position 109-2—Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision. In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision” within the American Jobs Creation Act of 2004, which was signed into law in October 2004. That provision creates a special one-time 85% income tax deduction on foreign earnings that are repatriated into the United States. As of December 31, 2004, we had not made a decision whether, or to what extent, we might be able to repatriate earnings that we generated outside the United States (foreign earnings), and accordingly, our consolidated financial statements for the year ended December 31, 2004 do not reflect any provisions for taxes on as yet unremitted foreign earnings. We expect to make a decision, by September 30, 2005, whether or not to repatriate any of our foreign earnings.

Certain Factors that could Affect our Future Performance

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

Our Business is Seasonal and is subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage by consumers of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by consumers’ level of discretionary income and their confidence about economic conditions; weather conditions; prevailing interest rates; and the availability and prices of gasoline. As a result, our future sales and operating results can be, and in the past have been, adversely affected by the following circumstances or conditions:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which affect the willingness of consumers to purchase and use their RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for purchases of RVs and boats and accessories for RVs and boats;

•	Shortages in the supply and increases in the costs of gasoline which affect the costs of using, and the willingness of consumers to purchase and use, RVs and boats; and

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which can cause period-to-period fluctuations in our sales and financial performance.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing our sales revenue and our gross profit margins.

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures and, as discussed in the Section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the interest we have to pay on such debt impacts our operating results.

Reliance on Sole Sources of Supply for Certain of our Products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. Termination of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent.

The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they will sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on their RVs and boats at the time of manufacture that, historically were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reductions in the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins.

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.04 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and, possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly cash dividends will be equal to the $0.04 pre share called for by the dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Anticipated Increase in Expenses in 2005 and Costs of Compliance with Sarbanes-Oxley Act of 2002. We expect to incur increased expenses in 2005 in connection with the planned relocation of our current Visalia, California warehouse and distribution center to a larger facility in Visalia and the expansion of the operations we conduct at that facility. Additionally, we will be incurring an increase in expenses to document and to review and test the operation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect our costs of sales and our selling, general and administrative expenses to increase in 2005. We cannot predict the amount of that increase with any certainty at this time. However, that increase could result in a reduction in our income in 2005 as compared to 2004. Additionally, the documentation, review and testing of our internal control over financial reporting will entail a significant investment of management time and resources and, even after that process had been completed, we expect we will have to incur continuing costs, including increased accounting fees, in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act.

Additional uncertainties are discussed above in this Section of this Report including, in particular, in the introductory portion of this Section that discusses our accounting policies and estimates and the effects those policies and estimates can have on our future financial position and operating results.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2004, we had outstanding $23.4 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2004, there were no such agreements outstanding.

Approximately 24% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of The Coast Distribution System, Inc. and Subsidiaries for each of the three years in the period ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

/s/ Grant Thornton LLP

San Jose, California
March 4, 2005

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current Assets
Cash	$880	$991
Accounts receivable (less allowance for doubtful accounts of $1,325 in 2004 and $981 in 2003)	15,335	12,799
Inventories	44,151	41,352
Prepaid expenses	1,039	1,031
Deferred income taxes	2,756	2,609
Income tax refunds receivable	207	307

Total current assets	64,368	59,089
Property, Plant and Equipment	2,068	2,264
Other Assets
Deferred income taxes	—	6
Other	800	742

Total other assets	800	748

	$67,236	$62,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,444	$10,613
Accrued liabilities	3,666	3,743
Current maturities of long-term obligations	46	48

Total current liabilities	15,156	14,404
Long-Term Obligations	23,444	23,799
Deferred income taxes	190	—
Commitments
Stockholders’ Equity
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,638,280 and 4,520,098 issued as of December 31, 2004 and 2003, respectively	17,297	17,126
Accumulated other comprehensive earnings	593	73
Retained earnings	10,556	6,699

Total Stockholders’ Equity	28,446	23,898

	$67,236	$62,101

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Net sales	$171,833	$156,478	$145,816
Cost of products sold (including distribution costs)	138,792	129,094	122,614

Gross margin	33,041	27,384	23,202
Selling, general and administrative expenses	24,502	22,087	20,561

Operating income	8,539	5,297	2,641
Equity in net earnings of affiliated companies	52	54	9
Other (income) expense
Interest expense	1,117	1,269	1,456
Other	35	(108)	(684)

Earnings before income taxes and cumulative effect of accounting change	7,439	4,190	1,878
Income tax provision	3,033	1,743	791

Earnings before cumulative effect of accounting change	4,406	2,447	1,087
Cumulative effect of accounting change	—	—	(6,325)

Net earnings (loss)	$4,406	$2,447	$(5,238)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$0.96	$0.55	$0.25
Cumulative effect of accounting change	—	—	(1.44)

Basic earnings (loss) per share	$0.96	$0.55	$(1.19)

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$0.91	$0.53	$0.25
Cumulative effect of accounting change	—	—	(1.44)

Diluted earnings (loss) per share	$0.91	$0.53	$(1.19)

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$4,406	$2,447	$(5,238)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	895	890	814
Amortization	41	54	100
Cumulative effect of accounting change	—	—	6,325
Loss from sale of property and equipment	1	4	17
Equity in net earnings of affiliated companies, net of distributions	(22)	(39)	6
Gain from sale of product line	—	—	(812)
Gain from termination of non-competition agreement	—	(121)	—
Loss from sale of investment	—	—	122
Deferred income taxes	49	583	633
Change in assets and liabilities:
Accounts receivable	(2,536)	(681)	642
Inventory	(2,799)	(5,154)	(3,842)
Prepaids and income tax refunds receivable	51	(767)	(297)
Accounts payable	831	(296)	—
Accrued liabilities	(77)	1,130	372

	(4,530)	(5,768)	(3,125)

Net cash provided by (used in) operating activities	840	(1,950)	(1,158)
Cash flows from investing activities:
Proceeds from sale of property and equipment	7	1	2
Proceeds from sale of product line	—	—	1,152
Proceeds from termination of non-competition agreement	—	175	—
Proceeds from sale of investment	—	—	262
Increase (decrease) in other assets	(44)	(90)	433
Capital expenditures	(669)	(640)	(1,148)

Net cash provided by (used in) investing activities	(706)	(554)	701
Cash flows from financing activities:
Net borrowings (repayments) under notes payable and line-of credit agreements	(310)	677	1,254
Proceeds from issuance of long-term debt	1	33	182
Repayments of long-term debt	(51)	(67)	(47)
Issuance of common stock under employee stock purchase and stock option plans	371	289	14
Retirement of common stock	(200)	—	—
Dividends paid	(549)	(265)	—

Net cash provided by (used in) financing activities	(738)	667	1,403
Effect of exchange rate changes on cash	493	832	49

Net increase (decrease) in cash	(111)	(1,005)	995
Cash beginning of year	991	1,996	1,001

Cash end of year	$880	$991	$1,996

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,080	$1,233	$1,485
Income taxes	3,364	761	155

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(DOLLARS IN THOUSANDS)

Three Years Ended December 31, 2004	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2002	4,366,880	$16,823	$9,755	$(968)	$25,610
Net loss for the year	—	—	(5,238)	—	(5,238)
Foreign currency translation adjustments	—	—	—	35	35
Cumulative translation adjustment associated with the sale of an investment	—	—	—	127	127
Comprehensive loss for the year					(5,076)
Issuance of common stock under employee stock purchase plan	23,984	14	—	—	14

Balance at December 31, 2002	4,390,864	16,837	4,517	(806)	20,548
Net earnings for the year	—	—	2,447	—	2,447
Foreign currency translation adjustments	—	—	—	879	879
Comprehensive loss for the year					3,326
Issuance of common stock under employee stock purchase plan	129,234	289	—	—	289
Dividends paid			(265)		(265)

Balance at December 31, 2003	4,520,098	17,126	6,699	73	23,898
Net earnings for the year	—	—	4,406	—	4,406
Foreign currency translation adjustments	—	—	—	520	520
Comprehensive earnings for the year					4,926
Issuance of common stock under employee stock purchase plan	148,945	371	—	—	371
Retirement of common stock	(30,763)	(200)			(200)
Dividends paid	—	—	(549)	—	(549)

Balance at December 31, 2004	4,638,280	$17,297	$10,556	$593	$28,446

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1.	Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiaries, The Coast Distribution System (Canada) Inc. (“Coast Canada”) and Eur-Asia Recreational Vehicle Accessories Taiwan Company. Investments in unconsolidated affiliates are accounted for by the equity method. All material intercompany transactions have been eliminated.

2.	Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. The Company regularly assesses the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. Inventories consist primarily of replacement parts, supplies and accessories held for resale.

3.	Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation and amortization are:

Buildings and improvements	12 – 40 years
Warehouse and office equipment	5 – 7 years
Automobiles	3 – 5 years

Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Currently the amortization periods range from 5 to 15 years.

4.	Revenue Recognition. Revenue from sales of products is recognized upon shipment. We provide our customers with a limited right of return. We establish an allowance for potential returns which reduce the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

5.	Segment Reporting. The Company has one operating segment which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. The Company distributes its recreational vehicle and boating products from 17 regional distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company’s revenues in 2004, 2003 or 2002.

6.	Intangible Assets. Goodwill and other intangible assets primarily represent the excess of the purchase price paid over the fair value of the net assets acquired in connection with business acquisitions. Effective as of January 1, 2002, the Company adopted SFAS 142 “Goodwill and Intangible Assets” pursuant to which we stopped amortizing goodwill and also performed the required transitional impairment test required by SFAS 142. This analysis resulted in an impairment write off of $6,325,000 which has been reported in the statement of operations for the fiscal year ended December 31, 2002 as a cumulative effect of accounting change. There was no tax benefit associated with this charge.

7.	Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of the Company’s Canadian subsidiary is the Canadian dollar.

8.

Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 2004 and 2003, there were no forward exchange contracts outstanding.

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

A total of 7,000 options in 2004, 19,000 options in 2003 and 665,000 options in 2002 were excluded from the computation of diluted earnings (loss) per share because either (i) the options’ exercise price per share was greater than the average market price of the common shares, or (ii) the inclusion of the options would have been anti-dilutive because the Company experienced a net loss for the year.

12.	Financial Instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. As of December 31, 2004, the carrying value of long-term debt approximates its estimated fair value, based on the current rates offered to the Company for debt of the same remaining maturities.

13.	Accounts Receivable and the Allowance for Doubtful Accounts. The majority of our accounts receivable are due from RV and boat dealers, supply stores and service centers. Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. We regularly evaluate the allowance for doubtful accounts. Estimated losses are based on the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, resulting in an impairment of their ability to make payments, we would make additional provisions to increase the allowance for doubtful accounts.

14.	Stock Based Compensation. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in these consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price on the date of the grant. Had compensation cost for the stock-based awards been determined based on fair value at their respective grant dates, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

	Year Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net earnings (loss) attributable to common stockholders
As reported	$4,406	$2,447	$(5,238)
Pro forma compensation expense	(57)	(63)	(79)
Pro forma net earnings (loss)	$4,349	$2,384	$(5,317)
Per share — Basic
As reported	$0.96	$0.55	$(1.19)
Pro forma compensation expense	(0.01)	(0.02)	(0.02)
Pro forma net earnings (loss)	$0.95	0.53	$(1.21)
Per share — Diluted
As reported	$0.91	$0.53	$(1.19)
Pro forma compensation expense	(0.01)	(0.02)	(0.02)
Pro forma net earnings (loss)	$0.90	$0.51	$(1.21)

The fair value of each option is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used: expected volatility of 43% in 2004, 68% for 2003, and 127% for 2002; risk-free interest rates of 3.2% for 2004, 2.9% for 2003, and 3.3% for 2002; an expected forfeiture rate of 45% for 2004, 46% for 2003, and 44% for 2002; and expected lives of 5 years in 2004, 2003 and 2002.

15.	Warranty Costs. The Company does not independently warrant the products that it distributes. The manufacturers of the products distributed by the Company generally warrant the products and allow the Company to return defective products, including those that have been returned to the Company by its customers. Accordingly, the Company has not established a warranty reserve.

NOTE B: GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, we adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of January 1, 2002. As a result, there is no charge for goodwill amortization expense contained in our statements of operations for the years ended December 31, 2004, 2003 and 2002.

SFAS 142 required that goodwill initially be tested for impairment by comparing the fair value of goodwill on a reporting unit basis to the carrying amount of the goodwill as of January 1, 2002. The Company performed the transitional impairment test and determined that the carrying amount of goodwill was in excess of the fair value of the Company’s net assets. This has resulted in a non-cash transitional impairment loss of $6,325,000 which was reported in 2002 as a cumulative effect of a change in accounting principle. No tax benefits were recorded in connection with this goodwill impairment.

NOTE C: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2004	2003
	(In thousands)
Warehouse equipment	$4,307	$4,196
Office equipment	6,050	5,647
Leasehold improvements	925	896
Automobiles	93	72

	11,375	10,811
Less accumulated depreciation and amortization	9,307	8,547

	$2,068	$2,264

NOTE D: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2004	2003
	(In thousands)
Secured notes payable to bank due May 31, 2008	$23,371	$23,681
Capital lease obligations	119	166

	23,490	23,847
Current portion	46	48

	$23,444	$23,799

Subsequent to 2005, annual maturities of long-term obligations are $51,000 in 2006, $22,000 in 2007, and $23,371,000 in 2008.

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which is collateralized by substantially all of the Company’s assets. The expiration date on the revolving credit facility is May 2008. The Company may borrow up to the lesser of (i) $40,000,000 with seasonal reductions ranging from $30,000,000 to $35,000,000 each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 55% of the value of its eligible inventory. Interest is payable at the bank’s prime rate (5.25% at December 31, 2004) plus .25% or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (2.41% at December 31, 2004) plus 2%.

The loan agreement with the bank contains certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on mergers and consolidations. The Company was in compliance with all the covenants as of December 31, 2004.

NOTE E: COMMITMENTS

Operating Leases. The Company leases its corporate offices, warehouse facilities, and some of its office equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The office and warehouse leases expire over the next ten years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2004 are as follows:

Year Ending December 31,	(In thousands)
2005	$3,499
2006	3,499
2007	2,746
2008	2,475
2009	1,875
Thereafter	2,950

$17,044

Rent expense charged to operations amounted to $3,441,000 in 2004, $3,602,000 in 2003 and $3,634,000 in 2002.

NOTE F: STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option Plans. The Company has in effect a 1999 Stock Incentive Plan (“the 1999 Plan”), which authorizes the issuance of options to purchase 300,000 shares of the Company’s common stock to key management employees of the Company and member of the Company’s Board of Directors. Options to purchase a total of 112,067 shares of common stock granted under the 1999 plan were outstanding at December 31, 2004. The Company also had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). Options to purchase a total of 335,832 shares of common stock granted under the 1993 plan were outstanding at December 31, 2004. There also remain 7,000 outstanding options to purchase shares of common stock that were granted under stock option plans that expired prior to 2001.

A summary of the Company’s stock option plans is presented below:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	555,000	$2.77	665,000	$2.96	659,000	$3.11
Granted	33,000	6.31	51,000	3.65	26,000	2.15
Exercised	(131,101)	(1.66)	(105,500)	(1.88)	—	—
Forfeited	(2,000)	(7.88)	(55,500)	(7.55)	(20,000)	7.13

Outstanding at end of year	454,899	3.33	555,000	2.77	665,000	2.96
Exercisable at end of year	373,232	$3.08	498,800	$2.72	588,390	$3.20

Weighted average fair value per option granted	$0.94		$2.14		$1.84

The following information applies to options outstanding at December 31, 2004:

Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 — $3.50	293,899	$ 2.50	5	245,232	$ 2.35
$4.13 — $7.88	161,000	$ 4.84	4	128,000	$ 4.47
$0.63 — $7.88	454,899	$ 3.33	4	373,232	$ 3.08

Employee Stock Purchase Plan. The Company has in effect a 1997 Employee Stock Purchase Plan under which 400,000 shares of the Company’s common stock have been reserved for issuance to all permanent employees who have met minimum employment criteria. Employees who do not own 5% or more of the outstanding shares are eligible to participate through payroll deductions. Eligible participants may elect to participate once each year at the beginning of an annual offering period. At the end of the annual offering period, shares are purchased by those participants at a price per share equal to 85% of the fair market value of the Company’s shares at the beginning of the offering period or the end of the offering period, whichever is less. The weighted average per share fair values of the awards were $0.56, $0.61, and $0.61 for the years ended December 31, 2004, 2003, and 2002. As of December 31, 2004, there were a total of 201,190 shares that remained available for sale in future offering periods under this plan.

NOTE G: EMPLOYEE BENEFIT PLAN

The Company has adopted a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment. The plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company contributed $100,000 to the plan in 2004. No contributions were made by the Company to the plan in 2003 or 2002.

NOTE H: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area for the years ended of December 31, is presented below:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Sales to external customers
United States	$139,201	$128,441	$121,548
Canada	32,625	28,002	24,229
Other	7	34	39
Operating margin
United States	$7,537	$3,971	$2,281
Canada	870	1,222	180
Other	132	104	180
Identifiable assets
United States	$54,192	$50,960	$47,914
Canada	11,967	10,024	8,301
Other	1,077	1,117	1,057

NOTE I: INCOME TAXES

Pretax income for the years ended December 31, 2004 and 2003 and pre-tax income, before the cumulative effect of accounting change, for the year ended December 31, 2002, was taxed in the following jurisdictions:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Domestic	$6,752	$3,126	$1,765
Foreign	687	1,064	113

	$7,439	$4,190	$1,878

The provision for income taxes is summarized as follows for the year ended December 31:

	2004	2003	2002
	(In thousands)
Current:
Federal	$2,395	$553	$67
State	300	178	49
Foreign	289	429	42

	$2,984	$1,160	$158

Deferred:
Federal	(178)	$580	$592
State	218	46	44
Foreign	9	(43)	(3)

	$49	$583	$633

Income tax provision	$3,033	$1,743	$791

The total operating loss carryforwards available for federal and state income tax purposes at December 31, 2004 were $214,000. The earliest carryforwards begin to expire in 2016.

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2004	2003
	(In thousands)
Deferred tax assets
Inventory	$2,204	$1,999
Bad debt provision	342	286
Property, plant and equipment	36	62
Loss carryforwards	14	250
Other	194	154

Gross deferred tax assets	2,790	2,751
Less valuation allowance	—	—

	$2,790	$2,751

Deferred tax liabilities
Investment in affiliates	$(28)	$—
Property, plant and equipment	(196)	(136)

Gross deferred tax liabilities	(224)	(136)

Net deferred tax assets	$2,566	$2,615

A reconciliation between actual tax expense for the year and expected tax expense is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Earnings before income taxes and cumulative effect of accounting change	$7,439	$4,190	$1,878
Expected income tax expense at 34%	2,529	1,425	638
Difference in rates on earnings of foreign operations	65	23	22
Goodwill amortization and other nondeductible expenses	70	60	60
State taxes (net of federal benefit)	423	235	174
Change in valuation allowance	—	(70)	(50)
Exclusion of earnings of foreign affiliates	(5)	(3)	(51)
Other	(49)	73	(2)

Income tax provision	$3,033	$1,743	$791

Deferred income taxes have not been provided on the undistributed earnings of foreign subsidiaries or foreign joint ventures as they have been and will continue to be reinvested. Where it is contemplated that earnings will not be reinvested, the Company believes U.S. foreign tax credits would largely eliminate any U.S. tax.

NOTE J: EARNINGS PER SHARE

	Year Ended December 31,
	2004	2003	2002
	(In thousands)
Numerator:
Net earnings (loss)	$4,406	$2,447	$(5,238)

Denominator:
Weighted average shares outstanding	4,577	4,436	4,387
Dilutive effect of stock options	278	199	—

Denominator for diluted earnings (loss) per share	4,855	4,635	4,387

NOTE K: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2004	2003
	(In thousands)
Payroll and related benefits	$1,219	$998
Rent	453	404
Income and other taxes	317	852
Other	1,677	1,489

	$3,666	$3,743

NOTE L: SIGNIFICANT CONCENTRATIONS

The Company’s ability to satisfy demand for its products may be limited by the availability of those products from the Company’s suppliers. In 1995 the Company entered into a multi-year supply agreement with Airxcel, Inc. (formerly Recreational Vehicle Products, Inc.), which manufactures air conditioners under the Coleman® brand name. Airxcel is the Company’s principal supplier of these products, the purchases of which accounted for approximately 9%, 11% and 14% of the Company’s net sales in 2004, 2003, and 2002.

NOTE M: OTHER INCOME

Other income in 2002 was attributable to the sale, to a manufacturer of RV parts, of manufacturing rights and equipment for and inventories of a line of proprietary products that we had been selling not only to our After-Market customers, but also to recreational vehicle manufacturers. The sales price, net of selling expenses, was $1,152,000.

NOTE N: PRIOR PERIOD ADJUSTMENTS

In 2003, the Company restated its previously issued 2002 financial statements to reflect adjustments principally related to the recording of deferred income taxes on intercompany transfers of inventory. The Company had inadvertently failed to record the deferral of income taxes paid on intercompany profits on the inventories that remained within the consolidated group of companies. These adjustments increased previously reported retained earnings as of December 31, 2002 by $259,000 and adjusted previously reported results of operations as follows:

Year Ended December 31, 2002
Earnings (loss) before cumulative effect of accounting change
As previously reported	$1,063
As restated	1,087
Net loss:
As previously reported	(5,262)
As restated	(5,238)
Basic and diluted earnings per share before cumulative effect of accounting change:
As previously reported	$0.24
As restated	0.25
Basic and diluted earnings per share:
As previously reported	$(1.20)
As restated	(1.19)

At December 31, 2002
Retained earnings at end of period:
As previously reported	$4,258
As restated	4,517

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2002, 2003 and 2004

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2002	$1,082,000	$550,000	$460,000	$1,172,000
Year Ended December 31, 2003	$1,172,000	$364,000	$555,000	$981,000
Year Ended December 31, 2004	$981,000	$568,000	$224,000	$1,325,000

(1)	Write-off of doubtful accounts against the allowance.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2002	$1,767,000	$888,000	$632,000	$2,023,000
Year Ended December 31, 2003	$2,023,000	$703,000	$327,000	$2,399,000
Year Ended December 31, 2004	$2,399,000	$508,000	$499,000	$2,408,000

(1)	Write-off of slow-moving or obsolete inventory.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2002	$120,000	$—	$50,000	$70,000
Year Ended December 31, 2003	$70,000	$—	$70,000	$—
Year Ended December 31, 2004	$—	$—	$—	$—

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information that is set forth below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2004:

	Column A		Column B		Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	454,899		3.33		115,500
Employee stock purchase plan (1)	N/A	(1)	—	(1)	201,190
Equity compensation plans not approved by stockholders	—		—		—

	454,899		3.33		316,690

(1)	This plan is available to all full time employees (who do not own more than 5% of the Company’s outstanding shares) and participation is voluntary. Employees who desire to participate must elect to do so at the beginning of an annual “purchase” period at which time they must authorize payment for the shares they will purchase by payroll deduction to be made ratably over the purchase period. The price of the shares is determined at the end of the purchase period, at which time the employees have the option of having their withholdings applied to purchase shares under the plan or withdrawing from the plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the plan is 85% of the market price of the Company’s shares at the beginning of the purchase period, or at the end of the purchase period, whichever is lower. See Note F to the Company’s Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from the Company’s definitive proxy statement to be filed with the Commission on or before April 29, 2005 for the Company’s 2005 annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 17 of this Report.

(2)	Exhibits. See Index to Exhibits on Page E-1 of this Report for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

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

Dated: March 30, 2005

THE COAST DISTRIBUTION SYSTEM, INC.

By:	/s/ THOMAS R. MCGUIRE
Thomas R. McGuire, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire and Sandra A. Knell, and either of them, individually, to act severally as attorneys-in-fact and agents, with power of substitution and resubstitution, for each of them, to sign on his or her behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions, as such attorneys-in-fact may deem necessary or appropriate.

SIGNATURE	TITLE	DATE

/s/ THOMAS R. MCGUIRE	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2005
Thomas R. McGuire

/s/ SANDRA A. KNELL	Executive Vice President (Principal Financial and Principal Accounting Officer)	March 30, 2005
Sandra A. Knell

	Director	March , 2005
John W. Casey

/s/ LEONARD P. DANNA	Director	March 30, 2005
Leonard P. Danna

/s/ BEN A. FRYDMAN	Director	March 30, 2005
Ben A. Frydman

/s/ ROBERT S. THROOP	Director	March 30, 2005
Robert S. Throop

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1