Form 10-K/A
period 2004-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2005-04-27
CIK 728303

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of common stock held by non-affiliates of Registrant as of June 30, 2004, which was determined on the basis of the closing sales price of Registrant’s shares on that date, was approximately $28,641,000.

As of April 20, 2005, a total of 4,678,935 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

The Coast Distribution System, Inc. (“We”, “us”, “our”, or “Coast Distribution”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “2004 10-K”) with the Securities and Exchange Commission (the “Commission”) on March 31, 2005. In the 2004 10-K, we had stated our intention to incorporate the information for Part III of that Report from our Proxy Statement for our 2005 Annual Meeting of Stockholders.

We are filing this Amendment on Form 10-K/A to include the information for Part III in the 2004 10-K, because the Proxy Statement will not be ready in sufficient time to enable us to incorporate that information into the 2004 10-K by reference.

(i)

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors of Registrant

Set forth below is information regarding the Company’s directors.

Name	Age	Position	Director Since	Current Term Expires
Thomas R. McGuire	61	Chairman of the Board, Chief Executive Officer and Director	1972	2006
Ben A. Frydman	58	Director	1988	2006
John W. Casey	63	Director	1998	2005
Robert S. Throop	67	Director	1995	2007
Leonard P. Danna	52	Director	2003	2007

Thomas R. McGuire is a founder of Coast Distribution and has been its Chairman of the Board and Chief Executive Officer since its inception in 1977.

Ben A. Frydman has served as a director of Coast Distribution since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2004. Mr. Frydman also is a director of Collectors Universe, Inc., a publicly traded company which is engaged in the business of providing grading and authentication and other value added services to collectors and dealers of rare coins, sportscards, vintage stamps and autographs.

John W. Casey has served as a director of Coast Distribution since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey also serves as a director of the Deschutes Basin Land Trust.

Robert S. Throop has served as a director of Coast Distribution since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc. (“Anthem”), which is a national distributor of semiconductor and computer products. Mr. Throop is also a director of the Manitowoc Company, a publicly traded company that is a leading manufacturer of industrial cranes, and Azerity, which is a privately owned business.

Leonard P. Danna has served as a director of Coast Distribution and Chairman of the Audit Committee of the Board of Directors since November 2003. Mr. Danna is, and since April 1999 has been, an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999, Mr. Danna was an audit partner with Grant Thornton LLP.

(b) Executive Officers of Registrant

Information regarding our Executive Officers is set forth in Part I of this Report.

Family Relationships. There are no family relationships among any of our directors or executive officers.

Audit Committee of Board of Directors; Financial Experts.

The Board of Directors has a standing Audit Committee, the members of which are Leonard P. Danna, Robert S. Throop and John W. Casey. The Board of Directors has determined that each of the Audit Committee members is independent (as such term is defined in Section 10A of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the listing standards of the American Stock Exchange (the “AMEX”) and that Leonard P. Danna and Robert S. Throop are “financial experts” as defined in the AMEX listing standards and the applicable rules of the Securities and Exchange Commission (the “SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon information made available to us, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, for the year ended December 31, 2004, that were applicable to our directors, executive officers and the holders of more than 10% of our outstanding shares, were satisfied, except that Statements of Changes in Beneficial Ownership, on Form 4, to report options granted to directors were inadvertently filed late.

Code of Business Conduct

We have adopted a Code of Business Conduct for our officers and employees. The Code also sets forth specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business and Ethical Code is posted on our Internet website at www.coastdistribution.com. We also intend to disclose, on our Internet website, any amendments to the Code and any waivers of its requirements that may be granted to our Chief Executive Officer or Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation received in each of the years in the three year period ended December 31, 2004, by the Company’s Chief Executive Officer and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2004 exceeded $100,000 (collectively, the “Named Officers”):

Summary Compensation Table

	Annual Compensation			Stock Options
Name and Principal Position	Year	Salary	Bonus ($)	Shares (#)
Thomas R. McGuire Chairman and Chief Executive Officer	2004 2003 2002	$236,232 224,249 224,249	$111,000 61,000 26,400	5,000 0 0

Sandra A. Knell Executive Vice President and Chief Financial Officer	2004 2003 2002	$157,817 148,750 148,750	$75,000 42,000 13,200	5,000 0 0

Dennis A. Castagnola Executive Vice President – Sales	2004 2003 2002	$128,676 119,925 110,500	$55,000 31,000 13,200	5,000 0 0

David A. Berger Executive Vice President – Operations	2004 2003 2002	$119,185 110,500 110,500	$55,000 31,000 13,200	5,000 0 0

Option Grants

The following table sets forth information regarding options to purchase shares of our common stock that were granted to the Named Officers during the fiscal year ended December 31, 2004:

	Number of Securities Underlying Options	Percent of Total Options Granted to All Employees in Fiscal 2004 (1)	Exercise Price ($/Share) (2)	Expiration Dates (2)	Potential Realizable Value of Options at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
					5%	10%
Thomas R. McGuire	5,000	20.0%	$6.10	2014	$19,200	$48,650
Sandra A. Knell	5,000	20.0%	$6.10	2014	$19,200	$48,650
Dennis A. Castagnola	5,000	20.0%	$6.10	2014	$19,200	$48,650
David A. Berger	5,000	20.0%	$6.10	2014	$19,200	$48,650

(1)	During the fiscal year ended December 31, 2004, we granted options to purchase an aggregate of 33,000 shares of common stock to our directors and employees (including Ms. Knell and Messrs. McGuire, Castagnola and Berger).

(2)	In each case, the options were granted at an exercise price that was equal to the closing price per share of our common stock as reported by the American Stock Exchange (AMEX) on their respective grant dates. The closing price per share of the Company’s common stock on December 31, 2004, as reported by AMEX, was $7.35.

(3)	Each of these options becomes exercisable in four annual installments, each for a number of shares equal to 25% of the total number of shares subject to the option, commencing one year after their respective dates of grant, and will expire on the 10th anniversary of the respective dates of grant, unless sooner exercised or terminated.

(4)	Potential realizable value is based on the assumption that our common stock appreciates at annual rates of 5% and 10%, compounded annually, during the respective ten-year terms of the options. These amounts are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of our future stock price growth.

Option Exercises in 2004 and Year-End 2004 Stock Option Data

Set forth below is information regarding the options exercised during fiscal 2004 by each of the Named Officers and the fiscal year-end values of the unexercised “in-the-money options” options that the Named Officers held at December 31, 2004:

	Shares Acquired On Exercise	Value Received	Number of Shares Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas R. McGuire	40,000	$223,654	67,500	5,000	$254,950	$6,250
Sandra A. Knell	57,500	$206,200	70,000	5,000	$272,400	$6,250
Dennis A. Castagnola	4,600	$26,550	63,400	5,000	$296,015	$6,250
David A. Berger	0	$0	75,500	5,000	$350,525	$6,250

(1)	The value, as of December 31, 2004, of the “in the money” options held by the Named Officers was determined on the basis of the closing price of the Company’s common stock on the AMEX on December 31, 2004, which was $7.35 per share.

Director Compensation

Directors who also are employees or officers receive no compensation for serving as directors. In 2004, non-employee directors were paid a retainer of $6,000 per year and a fee of $1,500 for each Board of Directors meeting attended and were reimbursed for the out-of-pocket expenses incurred in attending those meetings. No separate compensation was paid for attending meetings of Committees of the Board of Directors on which directors served.

Beginning in fiscal 2005, the annual retainer paid to each non-employee director will be $8,000 and non-employee directors will receive fees of (i) $2,000 for each Board of Directors meeting attended (ii) $2,000 for attending any meeting of a Board Committee held on a date other than the date of a Board meeting. Out of pocket expenses incurred by non-employee directors in attending those meetings will continue to be reimbursed by us.

Pursuant to our Employee Stock Incentive Plans, on an annual basis each non-employee director is automatically granted options to purchase 2,000 shares of our common stock at an exercise price that is equal to the fair market value of our shares on the date of grant. Upon joining the Board, each new non-employee director receives an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

Compensation Committee Interlocks

In fiscal 2004, the members of the Compensation Committee were Robert S. Throop, John W. Casey and Leonard P. Danna, each of whom is a non-employee director of the Company. None of our executive officers served on the board of directors or compensation committee of any corporation or other entity which has one or more of its executive officers serving as members of our Board of Directors or its Compensation Committee.

Report of the Compensation Committee

The Compensation Committee is a standing committee of our Board of Directors. The Compensation Committee is responsible for adopting and evaluating the effectiveness of our management compensation policies and programs and for making determinations regarding the compensation of our executive officers.

The following report is submitted by the members of the Compensation Committee with respect to the executive compensation policies that the Committee has established and the compensation paid or awarded to the our Chief Executive Officer and the other Named Officers for fiscal year 2004.

Compensation Policies and Objectives

In adopting compensation programs for the Named Officers and other management employees, the Compensation Committee is guided by three basic principles:

•	Coast Distribution must offer competitive salaries and benefits to be able to attract and retain highly-qualified and experienced executives and other key management personnel.

•	Annual cash compensation in excess of base salaries should be tied primarily to Coast Distribution’s performance or a combination of its performance and the achievement by Named Officers of specific goals established for them by the Board or Committee.

•	The financial interests of senior executives should be aligned with the financial interests of the stockholders, primarily through stock option grants, and other forms of equity-based compensation, under equity incentive programs that reward executives for improvements in the market performance of Coast Distribution’s common stock. It is the Compensation Committee’s policy, as well, to submit all such stock incentive programs for approval by the stockholders and to place limits on the number of shares for which options or stock purchase rights may be granted under those programs.

Salaries and Employee Benefits Programs

In order to retain executives and other key employees, and to be able to attract additional well-qualified executives when the need arises, Coast Distribution strives to offer salaries and health care and other employee benefit programs to its executives and other key management employees which are comparable to those offered by competing businesses. In establishing salaries for executive officers, the Compensation Committee reviews (i) the historical performance of the executives; and (ii) available information regarding prevailing salaries and compensation programs offered by competing businesses. Another factor which is considered in establishing salaries of executive officers are the costs of living in Northern California where the Company is headquartered, as such costs generally are higher than in other parts of the country.

In order to retain qualified management personnel, Coast Distribution also has followed the practice of seeking to promote executives from within the company whenever that is practicable. The Compensation Committee believes that this policy enhances employee morale and provides continuity of management. Generally, modest salary increases are made in conjunction with such promotions.

In the second half of 2001, the respective salaries of Mr. McGuire, Ms. Knell and Messrs. Berger and Castagnola were reduced by 15% as part of a company-wide cost reduction program. Those reductions remained in effect throughout 2002 and 2003. During 2004, their salaries were restored to the pre-reduction levels. Salary figures shown in the Summary Compensation Table included in this Report reflect those reductions in each of fiscal

2002 and 2003. The 2004 salaries in that Table reflect a partial restoration of their salaries, beginning from the effective date during 2004 that the restoration was first implemented.

Performance-Based Compensation

The Compensation Committee believes that, as a general rule, annual compensation in excess of base salaries should be made dependent primarily on Coast Distribution’s performance. Accordingly, during the first half of each fiscal year, the Compensation Committee establishes an annual bonus compensation program for the Named Officers and other key management personnel. The program establishes a net earnings goal for the fiscal year and provides that if the goal is achieved, a bonus pool will be established from which bonuses will be paid to participants in the program, including the Named Officers. The amount of the bonus pool depends on the extent to which the net earnings goal is exceeded.

The earnings goal for each year’s annual bonus program is established on the basis of the annual operating plan for that year that is initially developed by management and then is submitted to the Board of Directors for its review, possible modification and approval. The annual operating plan, which is designed to maximize profitability within the constraints of prevailing economic and competitive conditions, some of which are outside the control of management’s control, is developed on the basis of (i) the prior year’s financial performance; (ii) estimates of sales revenue for the plan year based upon recent market conditions and trends and other factors which, based on historical experience, can be expected to affect the level of sales that can reasonably be expected to be achieved; (iii) historical operating costs, as adjusted for anticipated increases in costs resulting from pricing changes by vendors or changes in economic conditions and any cost savings that management believes can be realized during the upcoming year; and (iv) competitive conditions in the company’s markets. By taking all of these factors into account, the earnings goal in the annual operating plan, which also is the basis on which bonus awards are determined under the annual management bonus program, is fixed at what is believed to be a realistic level so as to make the incentives under the bonus program meaningful to executives and to avoid penalizing plan participants for conditions outside of their control.

In certain instances, bonuses under an annual bonus program are awarded not only on the basis of the Coast Distribution’s overall profitability, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for an executive’s efforts in achieving greater than anticipated cost savings, or establishing new or expanding existing markets for the company’s products. Typically, the maximum bonus that may be awarded for achievement of specific objectives is determined early in the year to provide the requisite incentive for such performance.

As a result of these performance-based bonus programs, executive compensation generally increases in those years in which profitability increases. On the other hand, in years in which Coast Distribution experiences less than anticipated profit growth, such bonuses and, therefore, also total executive compensation tend to be lower. During fiscal 2004, net earnings not only exceeded the earnings goal established in the 2004 management bonus plan, but exceeded fiscal 2003 net earnings by 80%, notwithstanding the fact that in 2003 earnings had doubled as compared as to 2002. As a result of the net earnings performance in 2004, the bonuses awarded the Named Officers for, and the total cash compensation earned by the Named Officers in, fiscal 2004 exceeded their respective bonus awards and their total cash compensation for each of the two preceding fiscal years.

Finally, the Compensation Committee reserves the authority to grant discretionary bonuses, on a selective basis, when the Committee members believe that conditions justify the award of such bonuses. However, during the past three years, no discretionary bonuses were awarded to any of the Named Officers.

Stock Options and Equity-Based Programs

In order to align the financial interests of management with those of the stockholders, the Committee grants stock options to senior executives and other key employees on a periodic basis and has authorized the making of contributions to an employee stock purchase plan under which officers and employees (who own less than 5% of the outstanding shares of Coast Distribution common stock) may elect to have a portion of their salaries withheld and used, together with the company’s contributions, to purchase shares of our common stock. Stock option grants, in particular, reward senior executives and other key employees for performance that results in increases in the market price of the company’s common stock, which directly benefits all stockholders. Moreover, generally options are granted on terms which provide that the options become exercisable in cumulative annual installments, generally over a three-to-five-year period. The Compensation Committee believes that these features of the option grants not only provide an incentive for senior executives to remain in the employ of the Company, but also makes the Company’s earnings performance and longer term growth in share prices important for the executives who receive stock option grants.

Respectfully Submitted,

John W. Casey

Robert S. Throop

Leonard P. Danna

Notwithstanding anything to the contrary set forth in our previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee and the Performance Graph and other information relating to stock price performance that follows, shall not be incorporated by reference into any such filings.

Company Stock Price Performance

The following graph presents a five-year comparison of cumulative total returns for (i) Coast Distribution, (ii) an index comprised of companies within the recreational products markets that were selected by us (the “Peer Group”), and (iii) the American Stock Exchange composite index (the “AMEX Composite”). The Peer Group consists of Brunswick Corporation, Coachmen Industries Inc., Fleetwood Enterprises, Inc., and Winnebago Industries, Inc., which are manufacturers of recreational vehicles and boats, and West Marine Inc. which sells boating parts, supplies and accessories both at wholesale and at retail. The data for the graph was obtained from Media General Financial Services.

	1999	2000	2001	2002	2003	2004
The Coast Distribution System Inc.	100.00	25.00	20.80	73.60	227.71	309.08
Peer Group	100.00	72.21	108.51	104.48	170.86	230.80
AMEX Composite Index	100.00	98.77	94.22	90.46	123.12	140.99

The Stock Performance Graph assumes that $100 was invested, at the end of fiscal 1999, in Coast Distribution’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the Performance Graph are not necessarily indicative of future stock performance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 20, 2005, regarding the beneficial ownership of our common stock (i) by any person who we know owns more than five percent (5%) of our common stock, and (ii) by each of our directors and the Named Officers and all of our directors and officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	613,079(2)	12.9%

Dimensional Fund Advisors 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	301,000(3)	6.4%

Advisory Research, Inc. 180 North Stetson Street, Suite 5500 Chicago, IL 60601	266,200(4)	5.7%

Lone Star RV Sales, Inc. Scott Byrne and Gordon Byrne 14444 North Freeway, Houston, TX 77090	252,900(5)	5.4%

JB Capital Partners, L.P. Alan W. Weber 5 Evan Place, Armonk, NY 10504	235,100(6)	5.0%

Robert S. Throop	25,000(7)	*
Ben A. Frydman	21,000(7)	*
John W. Casey	21,000(7)	*
Leonard P. Danna	4,000(7)	*
Sandra A. Knell	157,965(8)	3.3%
David A. Berger	106,831(8)	2.2%
Dennis A. Castagnola	72,918(8)	1.5%
All directors and officers as a group (8 persons)	1,021,793(9)	20.4%

*	Less than 1%.

(1)	Beneficial ownership includes voting or dispositive power with respect to the shares shown as beneficially owned. Shares subject to options that are exercisable, or that will become exercisable during the 60-day period ending June 19, 2005, are deemed outstanding for computing the shares and percentage ownership of the person holding such options, but not for computing the percentage ownership of any other shareholder. Except as otherwise indicated and except for the effect of community property laws, the persons listed in this table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them.

(2)	Includes 67,500 shares subject to outstanding stock options exercisable during the 60-day period ending June 19, 2005.

(3)	In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., an investment advisor registered under Section 201 of the Investment Advisors Act of 1940 (“DFA”), reported that (i) these shares are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and certain commingled group trusts and separate accounts for which DFA serves as investment manager; (ii) DFA possesses voting and dispositive power over these shares, and (iii) although it may be deemed to be the beneficial owner of such shares, DFA disclaims such beneficial ownership.

(4)	In a report filed with the Securities and Exchange Commission, Advisory Research, inc. reported that it is an investment advisor under Section 201 of the Investment Advisors Act of 1940 and that it holds sole voting and dispositive power with respect to all of these shares.

(footnotes continued from prior page)

(5)	In a report filed with the Securities and Exchange Commission, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(6)	In a report filed with the Securities and Exchange Commission, JB Capital Partners, L.P and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership with respect to 234,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 1,000 shares.

(7)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 19, 2005, as follows: Mr. Throop — 20,000 shares; Mr. Frydman — 20,000 shares; Mr. Casey-14,000 shares; and Mr. Danna – 4,000 shares.

(8)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 19, 2005, as follows: Ms. Knell — 70,000 shares; Mr. Berger — 75,500 shares; and Mr. Castagnola — 63,400 shares.

(9)	Includes 334,400 shares subject to outstanding stock options exercisable during the 60-day period ending June 19, 2005.

The following table provides information relating to our equity compensation plans as of December 31, 2004:

	Column A		Column B		Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	454,899		3.33		115,500

Employee stock purchase plan (1)	N/A	(1)	—	(1)	201,190

Equity compensation plans not approved by stockholders	—		—		—

	454,899		3.33		316,690

(1)	This plan is available to all full time employees (who do not own more than 5% of our outstanding shares) and participation is voluntary. Employees who desire to participate must elect to do so at the beginning of an annual “purchase” period at which time they must authorize payment for the shares they will purchase by payroll deduction to be made ratably over the purchase period. The price of the shares is determined at the end of the purchase period, at which time the participants have the option of having their withholdings applied to purchase shares under the plan or withdrawing from the plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the plan is 85% of the market price of our shares at the beginning of the purchase period, or at the end of the purchase period, whichever is lower. See Note F to our Consolidated Financial Statements included in Item 8 of this Report for additional information regarding this plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm. Grant Thornton, LLP (“Grant Thornton”) audited our consolidated financial statements for the fiscal year ended December 31, 2004.

The Audit Committee’s policy is to pre-approve services to be performed by our independent registered public accounting firm in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit Committee considers on a case-by-case basis and, if appropriate, approves specific engagements that are not otherwise pre-approved.

Services Performed and Fees Billed by Grant Thornton. The only services performed by Grant Thornton for us relating to the fiscal years ended December 31, 2004 and 2003 were audit services that consisted of the audit of our consolidated financial statements for, and reviews of our Quarterly Reports on Form 10-Q filed with the SEC during, the years ended December 31, 2004 and 2003. The fees billed by Grant Thornton for those services in fiscal 2004 and fiscal 2003 totaled $ 213,000 and $144,000, respectively.

The Audit Committee pre-approved the engagements of Grant Thornton to render those audit services for both 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 26, 2005	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ THOMAS R. MCGUIRE* Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director	April 26, 2005

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President (Principal Financial and Principal Accounting Officer)	April 26, 2005

/s/ ROBERT S. THROOP* Robert S. Throop	Director	April 26, 2005

John W. Casey	Director	April , 2005

/s/ BEN A. FRYDMAN* Ben A. Frydman	Director	April 26, 2005

/s/ LEONARD P. DANNA* Leonard P. Danna	Director	April 26, 2005

* By:	/s/ SANDRA A. KNELL	April 26, 2005
Sandra A. Knell, Attorney-in-Fact

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

21	Subsidiaries of Registrant

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1