Form 10-Q
period 2005-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2005-05-13
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

4,678,935 shares of Common Stock as of May 3, 2005

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2005

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$295	$880
Accounts receivable – net of allowances of $2,470 and $1,325 as of March 31, 2005 and December 31, 2004, respectively	37,365	15,335
Inventories	43,676	44,151
Other current assets	3,603	4,002

Total current assets	84,939	64,368
PROPERTY, PLANT, AND EQUIPMENT, NET	2,011	2,068
OTHER ASSETS	804	800

	$87,754	$67,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$47	$46
Accounts payable	22,212	11,444
Accrued liabilities	2,675	3,666

Total current liabilities	24,934	15,156
LONG-TERM OBLIGATIONS	33,535	23,634
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,668,935 and 4,638,280,098 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	17,393	17,297
Accumulated other comprehensive income	545	593
Retained earnings	11,347	10,556

Total stockholders’ equity	29,285	28,446

	$87,754	$67,236

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2005	2004
Net sales	$49,877	$48,697
Cost of sales, including distribution costs	40,178	38,732

Gross profit	9,699	9,965
Selling, general and administrative expenses	7,766	7,252

Operating income	1,933	2,713
Other expense
Interest	335	291
Other	6	18

	341	309

Earnings before income taxes	1,592	2,404
Income tax provision	614	945

Net earnings	$978	$1,459

Basic earnings per share	$0.21	$0.32
Diluted earnings per share:	$0.20	$0.30

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$978	$1,459
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	173	208
Changes in assets and liabilities:
Accounts receivable	(22,030)	(22,627)
Inventories	475	(936)
Other current assets	399	564
Accounts payable	10,768	12,033
Accrued liabilities	(991)	(386)

Total adjustments	(11,206)	(11,144)

Net cash used in operating activities	(10,228)	(9,685)
Cash flows from investing activities:
Capital expenditures	(116)	(208)
Increase in other assets	(4)	53

Net cash used in investing activities	(120)	(155)
Cash flows from financing activities:
Net borrowings of long-term debt	9,902	9,772
Issuance of common stock pursuant to employee stock option and purchase plans	96	130
Payment of cash dividend	(187)	—
Redemption of common stock	—	(197)

Net cash provided by financing activities	9,811	9,703
Effect of exchange rate changes on cash	(48)	(35)

NET DECREASE IN CASH	(585)	(172)
Cash beginning of period	880	991

Cash end of period	$295	$819

Non-cash financing activities:

A cash dividend of $0.06 per share, declared in the quarter March 31, 2004, aggregating $273,000, was paid in April of that year.

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three month periods ended March 31, 2005 and 2004, a total of 54,000 and 9,000 common shares, respectively, that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of our common stock during those periods.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Numerator:
Net earnings	$978	$1,459

Denominator:
Weighted average shares outstanding	4,660	4,535
Dilutive effect of stock options	228	310

Denominator for diluted net earnings per share	4,888	4,845

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13, Accounting for Leases. The office and warehouse leases expire over the next 10 years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2005	$2,624
2006	3,499
2007	2,746
2008	2,475
2009	1,875
Thereafter	2,950

$16,169

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
USA	$39,256	$38,861
Canada	10,617	9,836
Other	4	—

	$49,877	$48,697

6.	Comprehensive Earnings.

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net earnings	$978	$1,459
Change in accumulated foreign currency translation adjustment	(48)	(35)

Comprehensive earnings	$930	$1,424

7.	Stock Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in the accompanying consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price on the date of the grant. If we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation and, therefore, determined the compensation costs of our stock-based employee compensation awards based on their fair values at their respective grant dates, as SFAS No. 123 provides, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net earnings	$978	$1,459
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(15)	(16)

Pro forma net earnings	$963	$1,443

Net earnings per common share
Basic-as reported	$0.21	$0.32
Basic–pro forma	$0.21	$0.32
Diluted-as reported	$0.20	$0.30
Diluted-pro forma	$0.20	$0.30

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R will eliminate the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, it will require that such transactions be accounted for using a fair-value-based method and that companies recognize compensation costs related to share-based payments in their financial statements. SFAS No. 123R also will require any tax benefit associated with share-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R will become effective as of the first annual period beginning after June 15, 2005. As a result, we will be required to adopt SFAS No. 123R effective as of January 1, 2006. Although SFAS No. 123R will result in increased compensation expense in our reported consolidated results of operations, we are not able, at this time, to determine the effect of SFAS 123R on our future operating results, because that will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of Statement 123, as described in the disclosure of pro forma net earnings per share set forth in the above table.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amounts of available tax loss and credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance. Those judgments and assumptions are, in turn, based on current information available to us. However, economic and market conditions are usually outside of our control and if those conditions or trends change in ways that we did not expect, GAAP will require us to further adjust the amounts at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets involved.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to those assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for inventory obsolescence. The amounts at which those reserves are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or other factors that could affect the values at which we had recorded our accounts receivables and inventories in our balance sheet. Those reserves are periodically increased to replenish the reserves following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in reserves are effectuated by charges to income or increases in expense in our statements of operations in the periods when those reserves or allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and their effects on the value of our assets can and also will affect our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature and the increases we make to our reserves, also require subjective evaluations or assessments about the duration and effects of changes in economic or market conditions or trends. For example, it is often difficult to predict the duration of events, such as increasing gasoline prices or increasing interest rates or economic slowdowns, and whether they will have short or longer term consequences for our business. Additionally, it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, management must necessarily rely on the information available at that time it makes such estimates to determine (i) the amounts at which assets, such as accounts receivable and inventories, should be recorded in the financial statements and (ii) whether adjustments should be made to the Company’s reserves and allowances. Thereafter, generally on a quarterly basis, management reevaluates and adjusts the carrying values of those assets and the reserves or allowances to take account of further or new information regarding economic or market conditions or trends or other events that may have occurred since its estimates were last made.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to perform services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services rendered to it. Additionally, in the case of a business that grants its customers contractual rights to return products sold to them, GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical return experience.

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the carrying value of those assets and to establish adequate reserves or allowances for downward adjustments in those values that we may have to make in future periods.

Critical Accounting Policies

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and the results of our operations that are discussed below.

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns which reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit product returns.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30-day payment terms to our customers and, due to the seasonality of our business, during late fall and in winter we grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic and market trends that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate, adversely affecting their ability to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning economic and market conditions and trends that can affect future sales. If there is an economic downtown or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write-downs are reductions in pricing or the introduction of new or competitive products by manufacturers. However, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes. We record, as a “deferred tax asset” on our balance sheet, tax loss and tax credit carryforwards that can be applied in future periods to offset or reduce our future income tax liability. At March 31, 2005, the aggregate amount of that deferred tax asset was approximately $2.6 million. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards will expire if not used within specified periods of time. Accordingly, our ability to use this deferred tax asset will depend on the taxable income that we are able to generate during those time periods. Under GAAP we estimate, and record, as a deferred tax asset, only the amount of available tax loss and tax credit carryforwards that we believe it is more likely than not that we will be able to fully use prior to their expiration. That estimate, in turn, is based on an estimate of our future taxable income. In estimating future taxable income, we consider current economic and market conditions and trends in those conditions in terms of how we believe they are likely to affect the amounts and timing of future taxable income that we can generate during the periods remaining prior to the expiration of those tax loss and tax credit carryforwards. Currently available evidence leads us to believe that it is more likely than not that we will be able to use fully the $2.6 million net deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully use this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset on our balance sheet. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of operations, which would have the effect of reducing our income in the fiscal period in which such provision is made.

Long-lived Assets and Goodwill. Long-lived assets, such as property and equipment and goodwill and intangible assets, are reviewed for impairment when events or circumstances indicate that the carrying value of those assets may not be recoverable.

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive income. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

Results of Operations

Factors Generally Affecting Sales of RV and Boating Products. We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and their purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the price of gasoline also can lead to declines in the usage and purchases of RVs and boats. Additionally, we have found, at least since September 11, 2001, that usage and purchases of RVs and boats also can be affected by geopolitical conditions. The events of September 11, 2001 appear to have resulted in decreases, during the three year period ended December 31, 2004, in international travel and in plane travel and a concomitant increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline, unusually adverse weather conditions and geopolitical events, as well.

Overview of Operating Results – First Quarter 2005 vs. First Quarter 2004

	Three Months Ended March 31,
	2005	2004	2005 vs. 2004
	Amounts		% change
	(Dollars in thousands, except per share data)
Net sales	$49,877	$48,697	2.4%
Gross profit	9,699	9,965	(2.7%)
Selling, general and administrative expenses	7,766	7,252	7.1%
Operating income	1,933	2,713	(28.8%)
Earnings before income taxes	1,592	2,404	(33.8%)
Net earnings	$978	$1,459	(33.0%)
Net earnings per common share – diluted	$0.20	$0.30	(33.4%)

As indicated in the table above, in the first quarter of 2005, operating income decreased 29% and net earnings decreased 33% as compared to the same quarter of 2004. Those declines were primarily attributable to a reduction in our gross profit margin and an increase in selling, general and administrative expenses, which more than offset the beneficial effects of the modest increase in net sales during the quarter ended March 31, 2005.

Net Sales

Three Months Ended March 31,
2005	2004	2005 vs. 2004
Amount	Amount	% Increase
(Dollars in thousands)
$49,877	$48,697	2.4%

We believe that the increase in net sales during the first quarter of 2005 was due to an increase in our share of RV After-Market sales, which occurred despite an industry-wide slowdown and which we believe is largely attributable to increases in gasoline prices and interest rates and a decline in consumer confidence.

Gross Margin

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Gross profit	$9,699	$9,965
Gross margin	19.5%	20.5%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

The decrease in our gross margin in the first quarter of 2005, as compared the first quarter of 2004, was due primarily to (i) selected price reductions that we implemented in response to increased price competition in our markets due to an industry-wide slowdown in sales, (ii) an increase in freight and shipping costs and (iii) an increase in steel prices, which affected the price to us of some of the products we purchased from our suppliers.

We plan to relocate our Visalia, California warehouse and distribution center to a larger facility in Visalia in the third quarter of 2005 to accommodate an increase in the volume of products maintained at and distributed from that facility. We expect that costs associated with the relocation and expansion of that facility will contribute to reduced gross margins during the balance of this year.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Selling, general and administrative expenses	$7,766	$7,252
As a percentage of net sales	15.6%	14.9%

Our selling, general and administrative (“SG&A”) expenses increased in the quarter ended March 31, 2005 by $514,000, or 7.1%, as compared to the corresponding period of 2004. That increase was primarily attributable to an increase in selling and marketing costs that was the result of promotional and marketing expenses primarily related to our annual RV and boating products show, held in February 2005 and, to a lesser extent, increases in sales commissions, which are paid at varying rates based in part on the sales volumes achieved by our sales personnel.

Other Expense

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Other expense
Interest expense	$335	$291
Other	6	18

Total	$341	$309
As a percentage of net sales	0.7%	0.6%

The increase in other expense in the three months ended March 31, 2005, as compared to the same three months of 2004, was the result of increases in the rate of interest charged on borrowings under on our bank line of credit during the first quarter this year as compared to the first quarter last year, due primarily to increases in prevailing market rates of interest that resulted from a change in the monetary policies of the Board of Governors of the Federal Reserve System.

Income Taxes

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Income tax provision	$614	$945
Effective tax rate	38.6%	39.3%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Our effective tax rate was relatively unchanged at 38.6% of pre-tax earnings in the first quarter of 2005 as compared to 39.3% of pre-tax earnings for the comparable period in 2004.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2008, we may borrow up to the lesser of (i) $40,000,000 during the period from March through July, and from $30,000,000 to $35,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 1.5 percent.

At May 3, 2005, outstanding bank borrowings totaled $33,400,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to any other indebtedness we may have.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the three months ended March 31, 2005, our accounts receivable increased by $22,030,000, due primarily to the seasonality of our business, as customers increased their purchases of our products in anticipation of the spring and summer selling season.

We were able to negotiate extended payment terms with many of our suppliers during the winter months and, as a result, during the three months ended March 31, 2005 our accounts payable increased by $10,768,000.

We made capital expenditures of $116,000 in the first quarter of 2005 and $208,000 in the first quarter of 2004. These expenditures were primarily for computer enhancements and purchases of telephone and warehouse equipment. We expect to make capital expenditures in 2005 that will range between $500,000 and $700,000, primarily in connection with a planned relocation of our warehouse and distribution center in Visalia to a larger facility.

Borrowings under our revolving credit facility, net of credit facility repayments, provided us with cash for our operations of $9,902,000 in the three months ended March 31, 2005.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company’s Interim Condensed Consolidated Financial Statements included elsewhere in this report.

In the first quarter of 2005, the Company’s Board of Directors adopted a dividend policy which calls for quarterly cash dividends of $0.04 per share to be paid to stockholders in March, June, September and December of each year. In accordance with that policy, in March 2005, we paid a cash dividend to our stockholders totaling $187,000.

Share Repurchases. In February 2005, the Board of Directors authorized the repurchase by us of up to $240,000 of our shares of common stock in open market or private purchases. That amount is approximately equal to the increase in our stockholder equity that occurred in 2004 as a result of the exercise of stock options under our employee stock option and stock purchase plans.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2005 will be to fund operations and the capital expenditures, cash dividends and share repurchases described above, and we anticipate that we will be able to fund those cash requirements in 2005 with borrowings under our revolving credit facility and internally generated funds. With the exception of cash expenditures that we expect to incur in connection with the relocation, later this year, of our Visalia, California warehouse to a larger facility, we do not currently anticipate any material changes in our cash requirements or in the sources of funds for our operations.

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

Recent Accounting Pronouncements

SFAS No. 123R. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (i) equity instruments of the enterprise or (ii) liabilities that are based on the fair value of the enterprises’ equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R will supersede APR No. 25 and will require that such transactions be accounted for using a fair-value based method and that companies recognize an expense for compensation cost related to share-based payment arrangements, including stock option and employee stock purchase plans. SFAS 123R is effective for the first annual period after June 15, 2005 and, therefore, we will be implementing SFAS 123R on January 1, 2006.

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R fair value method will have an impact on our results of operations, although it will not have an impact on our overall financial or cash position. The extent of the impact of SFAS 123R on our operating results cannot be predicted at this time, because that will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net earnings per share illustrated in Footnote 7 to our consolidated financial statements.

FASB Staff Position 109-2 — Accounting and disclosure Guidance for the Foreign Earnings Repatriation Provision. In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision” within the American Jobs Creation Act of 2004, which was signed into law in October 2004. That provision created a special one-time 85% income tax deduction on foreign earnings that are repatriated into the United States. We have not yet made a decision whether, or to what extent, we might be able to repatriate earnings that we generated outside the United States (foreign earnings), and accordingly, our consolidated financial statements for the quarter ended March 31, 2005 do not reflect any provisions for taxes on as yet unremitted foreign earnings. We expect to make a decision, by December 31, 2005, whether or not to repatriate any of our foreign earnings.

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The forward-looking statements contained in this Report are based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage by consumers of RVs and boats. Purchases and, in particular, the usage of RVs and boats, are affected by consumers’ level of discretionary income and their confidence about economic conditions; weather conditions; prevailing interest rates; and the availability and prices of gasoline. As a result, our future sales and operating results can be, and in the past have been, adversely affected by the following circumstances or conditions:

•	Loss of confidence among consumers regarding economic conditions and the onset of recessionary economic conditions, which affect the willingness of consumers to purchase and use their RVs and boats.

•	Increases in interest rates which affect the availability and affordability of financing for purchases of RVs and boats and accessories for RVs and boats.

•	Shortages in the supply and increases in the costs of gasoline which affect the costs of using and, therefore, the willingness of consumers to purchase and use RVs and boats.

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which can cause period-to-period fluctuations in our sales and financial performance.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing our sales revenue and our gross profit margins

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downtowns and competitive pressures and, the interest we have to pay on such debt impacts our operating results.

Reliance on Sole Sources of Supply for Certain of our Products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that s single source supplier (i) encounters quality or other production problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or (iii) to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. Interruptions in the supply of products from any of these sole supply sources and any terminations of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent.

The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with out product suppliers. As a result, product suppliers are free to change the terms on which they will sell us product or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically were sold to their dealers by distributors such as the Company. Any of these occurrences could result in increase competition in our markets or reductions in the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins.

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $.04 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.04 per share called for by the dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Anticipated Increases in Expenses in 2005 and Costs of Compliance with Sarbanes-Oxley Act of 2002. We expect to incur increased expenses in 2005 in connection with the planned relocation of our current Visalia, California warehouse and distribution center to a larger facility in Visalia and the expansion of the operations we conduct at the facility. Additionally, we will be incurring an increase in expenses to document and to review and test the operation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect our costs of sales and our selling, general and administrative expenses to increase in 2005. We cannot predict the amount of those increases with any certainty at this time. Additionally, the documentation, review and testing of our internal control over financial reporting will entail a significant investment of management time and resources; and, even after that process had been completed, we expect we will have to incur continuing costs, including increased accounting fees, in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this report. We also disclaim any obligation to update forward-looking information contained in this report, whether as a result of new information, future events or otherwise.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2005, we had outstanding approximately $33.3 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 2005, there were no such agreements outstanding.

Approximately 28% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the Exchange Act), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) in effect as of March 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to them, on a timely basis, by others within these entities.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.	EXHIBITS

The following documents are filed as Exhibits to the Quarterly Report on Form 10-Q:

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 13, 2005	By:	/s/ SANDRA A. KNELL
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