Form 10-Q
period 2005-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2005-08-12
CIK 728303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

4,510,377 shares of Common Stock as of August 1, 2005

THE COAST DISTRIBUTION SYSTEM, INC.

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$518	$880
Accounts receivable – net of allowances of $1,362 and $1,325 as of June 30, 2005 and December 31, 2004, respectively	26,476	15,335
Inventories	41,566	44,151
Other current assets	2,690	4,002

Total current assets	71,250	64,368
PROPERTY, PLANT, AND EQUIPMENT—NET	1,945	2,068
OTHER ASSETS	741	800

	$73,936	$67,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$48	$46
Accounts payable	12,421	11,444
Other current liabilities	2,988	3,666

Total current liabilities	15,457	15,156
LONG-TERM OBLIGATIONS	28,023	23,634
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,521,767 and 4,638,280 issued as of June 30, 2005 and December 31, 2004 respectively	16,667	17,297
Accumulated comprehensive income	475	593
Retained earnings	13,314	10,556

Total stockholders’ equity	30,456	28,446

	$73,936	$67,236

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$51,737	$52,141	$101,614	$100,838
Cost of sales, including distribution costs	41,699	41,392	81,877	80,124

Gross profit	10,038	10,749	19,737	20,714
Selling, general and administrative expenses	6,022	6,026	13,788	13,278

Operating income	4,016	4,723	5,949	7,436
Other income (expense)
Interest	(420)	(316)	(755)	(607)
Other	5	12	(1)	(6)

	(415)	(304)	(756)	(613)

Earnings before income taxes	3,601	4,419	5,193	6,823
Income tax provision	1,450	1,776	2,064	2,721

Net earnings	$2,151	$2,643	$3,129	$4,102

Basic earnings per share	$0.46	$0.58	$0.67	$0.90

Diluted earnings per share	$0.45	$0.55	$0.65	$0.85

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$3,129	$4,102
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	368	426
Changes in assets and liabilities:
Accounts receivable	(11,141)	(12,868)
Inventories	2,585	(3,613)
Other current assets	1,295	1,235
Accounts payable	977	3,592
Current liabilities	(678)	179

Total adjustments	(6,962)	(11,475)

Net cash used in operating activities	(3,465)	(6,947)
Cash flows from investing activities:
Capital expenditures	(232)	(274)
Decrease in other assets	36	35

Net cash used in investing activities	(196)	(239)
Cash flows from financing activities:
Net borrowings of long-term obligations	4,392	8,047
Issuance of common stock pursuant to employee stock option and purchase plans	141	227
Redemption of common stock	(771)	(197)
Payment of cash dividends	(371)	(273)

Net cash provided by financing activities	3,391	7,804
Effect of exchange rate changes on cash	(92)	(129)

NET INCREASE (DECREASE) IN CASH	(362)	489
Cash beginning of period	880	991

Cash end of period	$518	$1,480

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (“GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these unaudited condensed consolidated interim financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2005 and the results of its operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. The accounting policies followed by the Company are set forth in Note A to the Company’s consolidated financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004, as amended by Amendment No. 1, thereto, and additional information regarding those policies is set forth in Item 2 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	Our business is seasonal and our results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for any interim period during or for the full year ending December 31, 2005 or for any other fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Earnings Per Share. Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2005, a total of 93,000 and 54,000 common shares, respectively, that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share, because their exercise prices were greater than the average market price of the Company’s common stock during those periods. For the three and six month periods ended June 30, 2004, a total of 13,000 and 9,000 common shares, respectively, that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share, because their exercise prices were greater than the average market price of the Company’s common stock during those periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Numerator:
Net earnings	$2,151	$2,643	$3,129	$4,102
Denominator:
Weighted average shares outstanding	4,639	4,549	4,649	4,541
Dilutive effect of stock options	159	292	193	301

Denominator for diluted net income per share	4,798	4,841	4,842	4,842

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

4.	Leases. We lease our corporate offices, warehouse facilities and data processing equipment. The leases are classified as operating leases as they do not meet the capitalization criteria of FASB Statement No. 13, Accounting for Leases. The office and warehouse leases expire over the next 10 years. Minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2004 are as follows:

Year Ending December 31,	(In thousands)
2005	$3,499
2006	3,499
2007	2,746
2008	2,475
2009	1,875
Thereafter	2,950

$17,044

5.	Business Segment. We have one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Set forth below are our net sales, classified by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
USA	$41,654	$42,788	$80,910	$81,649
Canada	10,083	9,349	20,700	19,185
Other	—	4	4	4

	$51,737	$52,141	$101,614	$100,838

6.	Comprehensive Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Net earnings	$2,151	$2,643	$3,129	$4,102
Change in accumulated foreign currency translation adjustment:	(70)	(94)	(118)	(129)

Comprehensive earnings	$2,081	$2,549	$3,011	$3,973

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

7.	Stock Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock-based compensation. Accordingly, no compensation expense has been recognized in the accompanying consolidated interim financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price on the date of the grant. If we had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and had, as a result, determined the compensation costs of our stock-based employee compensation awards based on their fair values at their respective grant dates, as SFAS No. 123 provides, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net earnings	$2,151	$2,643	$3,129	$4,102
Deduct: Total stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(15)	(20)	(30)	(36)

Pro forma net earnings	$2,136	$2,623	$3,099	$4,066
Net earnings per common share:
Basic – as reported	$0.46	$0.58	$0.67	$0.90
Basic – proforma	$0.46	$0.58	$0.67	$0.90
Diluted – as reported	$0.45	$0.55	$0.65	$0.85
Diluted – proforma	$0.45	$0.54	$0.64	$0.84

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment. SFAS No. 123R will eliminate the ability of companies to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Instead, SFAS No. 123R will require that (i) such transactions be accounted for using a fair-value-based method, and (ii) companies recognize compensation costs related to share-based payments in their financial statements. SFAS No. 123R also will require any tax benefit associated with shared-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R will become effective as of the first annual period beginning after June 15, 2005. As a result, we will be required to adopt SFAS No. 123R effective as of January 1, 2006. Although SFAS No. 123R will result in increased compensation expense in our reported consolidated results of operations, we are not able, at this time, to determine whether SFAS No. 123R will have a material effect on our future operating results, because that will depend on the future market prices of our shares and the levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, our net earnings and earnings per share would have been reduced to approximately the pro forma amounts set forth in the table above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“US GAAP”), we record most our assets at the lower of cost or fair value. In the case of some of those assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts at which we expect to be able to sell our inventories and the amounts of available tax loss and credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance. Those judgments and assumptions are, in turn, based on current information available to us. However, economic and market conditions are usually outside of our control and if those conditions or trends change in ways that we did not expect, US GAAP will require us to further adjust the amounts at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” in the amounts at which we record those assets on our balance sheet.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to those assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and reserves for excess or obsolete inventory. The amounts at which those reserves are established and maintained are based on historical experience and also on our assumptions and judgments about economic or market conditions and trends or other factors that could affect the values at which we had recorded our accounts receivables and inventories on our balance sheet. Those reserves are periodically increased to replenish the reserves following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in reserves are effectuated by charges to income or increases in expense in our statements of operations in the periods when those reserves or allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and their effects on the value of our assets can and also will affect our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature and the increases we make to our reserves, also require subjective evaluations or assessments about the duration and effects of changes in economic or market conditions or trends. For example, it is often difficult to predict the duration of events, such as increasing gasoline prices or increasing interest rates or economic slowdowns, and whether they will have short or longer term consequences for our business. Additionally, it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, management must necessarily rely on the information available at that time it makes such estimates to determine (i) the amounts at which assets, such as accounts receivable and inventories, should be recorded in the financial statements and (ii) whether adjustments should be made our reserves and allowances. Thereafter, generally on a quarterly basis, we reevaluate and adjust the carrying values of those assets and the related reserves or allowances in order to take account of further or new information regarding economic or market conditions or trends or other events that may have occurred since our estimates were last made.

Under US GAAP, most businesses also must make estimates or judgments regarding the periods during which and the amounts at which their sales are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to provide services for a customer and the circumstances under which a customer is entitled to return the products or reject or adjust the payment for services rendered to it. Additionally, in the case of a business that grants its customers contractual rights to return products sold to them, US GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which its sales are recorded, primarily based on the nature, extensiveness and duration of those rights and its historical product return experience.

In making our estimates and assumptions we follow US GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the carrying values of those assets and to establish adequate reserves or allowances for downward adjustments to those values that we may have to make in future periods.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30-day payment terms to our customers and, due to the seasonality of our business, during late fall and in winter we grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid accounts, a review of significant past due accounts, and current economic and market trends that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate, adversely affecting the ability of customers to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Allowance for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slow moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with sales of different product lines and estimates or assumptions concerning economic and market conditions and trends that can affect future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require an increase in the allowance or inventory write-downs are reductions in pricing or the introduction of new or competitive products by manufacturers. However, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in our gross profits as such increases are effectuated by charges that increase our costs of sales.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet, tax loss and tax credit carryforwards that can be applied in future periods to offset or reduce our future income tax liability. At June 30, 2005 the amount of that asset totaled approximately $2.6 million. Under applicable federal and state income tax laws and regulations, tax loss and tax credit carryforwards will expire if not used within specified time periods. Accordingly, our ability to use this deferred tax asset will depend on the taxable income that we will be able to generate during those time periods. Under GAAP we estimate, and record, as the deferred tax asset, only the amount of available tax loss and tax credit carryforwards which we believe it is more likely, than not, that we will be able to fully utilize prior to their expiration. That estimate, in turn, is based on an estimate of our future taxable income. In estimating future taxable income, we consider current economic and market conditions and trends in those conditions in terms of how we believe they are likely to affect the amounts and timing of future taxable income that we can generate during the periods remaining prior to the expiration of those tax loss and tax credit carryforwards. Currently available evidence leads us to believe that it is more likely than not that we will be able to use fully the $2.6 million net deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully use this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset on our balance sheet. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statements of operations, which would have the effect of reducing our income in the fiscal period in which such provision is made.

Long-lived and Intangible Assets. Long-lived assets, such as property and equipment, and intangible assets, such as trademarks, are reviewed for impairment when events or circumstances indicate that the carrying value of those assets may not be recoverable.

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

The usage and the purchase by consumers of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the price of gasoline also can lead to declines in the usage and purchase of RVs and boats. Additionally, we have found, at least since September 11, 2001, that usage and purchases of RVs and boats also can be affected by geopolitical conditions. For example, the events of September 11, 2001 appear to have resulted in decreases, during the three year period ended December 31, 2004, in international travel and in plane travel and a concomitant increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increase in the price of gasoline, unusually adverse weather conditions and geopolitical events, as well.

Overview of Operating Results – Three and Six Months Ended June 30, 2005 vs. Three and Six Months Ended June 30, 2004

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2004	% Change	2005	2004	% Change
	(Unaudited)
	(Dollars in thousands, except per share amounts)
Net sales	$51,737	$52,141	(0.8)%	$101,614	$100,838	0.8%
Gross profit	10,038	10,749	(6.6)%	19,737	20,714	(4.7)%
Selling, general & administrative expenses	6,022	6,026	(0.0)%	13,788	13,278	3.8%
Operating income	4,016	4,723	(15.0)%	5,949	7,436	(20.0)%
Interest expense	(420)	(316)	32.9%	(755)	(607)	24.4%
Earnings before taxes	3,601	4,419	(18.5)%	5,193	6,823	(23.9)%
Net earnings	$2,151	$2,643	(18.6)%	$3,129	$4,102	(23.7%)
Earnings per share - diluted	$0.45	$0.55	(18.2)%	$0.65	$0.85	(23.5%)

During the three and six months ended June 30, 2005, there were industry-wide declines both in sales and in the use of recreational vehicles and boats due to a number of factors, including rising gasoline prices and interest rates and, in the first quarter of 2005, unseasonably bad weather particularly in California which sustained record rainfalls. Notwithstanding those conditions, as the above table indicates, our sales in the three and six month periods ended June 30, 2005 were roughly comparable to our sales in the same corresponding periods of 2004, when sales and usage of recreational vehicles and boats were relatively strong. We attribute our success in maintaining sales at approximately 2004 levels largely to gains in our share of the RV and boating parts and accessories market.

However, as indicated in the table above, operating income and net income declined in both the quarter and six months ended June 30, 2005, as compared to the same respective periods of 2004. The declines in operating income were primarily attributable to reductions in our gross profits, due primarily to (i) price reductions on selected products in response to increased price competition in our markets, (ii) higher freight costs, due largely to rising gasoline prices and (iii) higher steel prices that led to increases in the prices we pay for some of our products. The declines in net earnings were due primarily to the combined effects of those reductions in gross profits and increases in interest expense, due primarily to increases in the prime lending rate, which determines the rates at which we pay interest on our bank borrowings.

Net Sales

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2005	2004	2005 vs. 2004	2005	2004	2005 vs. 2004
(Unaudited)
(Dollars in thousands)
$ 51,737	$ 52,141	(0.8)%	$ 101,614	$ 100,838	0.8%

Despite declines in sales and in the usage of recreational vehicles and boats, we were able to generate net sales in the three and six months ended June 30, 2005 that were comparable to our net sales in the same respective periods of 2004, when sales and usage of recreational vehicles and boats were relatively strong. We attribute our success in maintaining sales in the first six months of this year primarily to gains in market share, which we believe are primarily attributable to improved service to our customers that has been made possible by (i) our improved inventory management and product distribution system in which we invested and implemented over the two years ended December 31, 2002, and (ii) a continued focus on customer service and responsiveness.

Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Gross profit	$10,038	$10,749	$19,737	$20,714
Gross Margin	19.5%	20.6%	19.4%	20.6%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

The decreases in our gross margin in the three and six months ended June 30, 2005, as compared to the same respective periods of 2004, were attributable primarily to (i) selected price reductions that we implemented in response to increased price competition in our markets due to an industry-wide slowdown in sales, (ii) an increase in freight and shipping costs, and (iii) an increase in steel prices, which led to increases in the prices of some of the products we purchased from our suppliers.

We plan to relocate our Visalia, California warehouse and distribution center to a larger facility in Visalia during the latter half of this year primarily to accommodate an increase in the volume of proprietary products that we source from overseas, which are inventoried at that facility before shipment to our other warehouses and distributions centers. We expect that costs associated with the relocation and expansion of that facility will result in a reduction in gross margins during the balance of 2005. However, we believe that this move will provide us, in the longer term, with the ability to increase the supply of lower cost proprietary products that we source from overseas and we expect, as a result, to be able to further improve the service we can provide our customers and at the same time increase our profit margins.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Selling, general and administrative expenses	$6,022	$6,026	$13,788	$13,278
As a percentage of net sales	11.6%	11.6%	13.6%	13.2%

During the quarter ended June 30, 2005, we were able to keep selling, general and administrative (“SG&A”) expenses relatively unchanged as compared to the same quarter of 2004. Also, while SG&A expenses increased by 3.8% in the six months ended June 30, 2005, as compared to the same period of 2004, that increase was largely attributable to increases in selling and marketing costs, as opposed to increases in general or administrative expenses. Moreover, as a percentage of net sales, SG&A expenses in the six months ended June 30, 2005 were only 0.4% higher than in the same six months of 2004. The increase in selling and marketing costs during the first six months of 2005 was the result of promotional and marketing expenses primarily related to our annual RV and boating products show, held in February, and to a lesser extent, increases in sales commissions paid to our sales personnel.

Other Expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Other Expense
Interest expense	$420	$316	$755	$607
Other	(5)	(12)	1	6

Total	$415	$304	$756	$613

As a percentage of net sales	0.8%	0.6%	0.7%	0.6%

The increases in other expense in the three and six months ended June 30, 2005, as compared to the same respective periods in 2004, were attributable to increases in the prime rate of interest during the first six months of this year, which resulted in corresponding increases in the rates at which we pay interest on borrowings under our bank line of credit. The increases in the prime rate of interest were primarily attributable to increases in market rates of interest by the Board of Governors of the Federal Reserve System in order to keep inflation in check.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Income tax provision	$1,450	$1,776	$2,064	$2,721
Effective tax rate	40.3%	40.2%	39.8%	39.9%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Our effective tax rate was relatively unchanged at 40.3% of pre-tax earnings in the second quarter and 39.8% in the six months ended June 30, 2005 as compared to 40.2% in the second quarter and 39.9% in the six months ended June 30, 2004.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of the revolving credit facility, which expires in May 2008, we may borrow up to the lesser of (i) $40 million during the period from March through July, and from $30 million to $35 million during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option, but subject to certain limitations, at the bank’s LIBOR rate, plus 1.5 percent per annum.

At August 1, 2005, outstanding bank borrowings totaled approximately $21.5 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to any other indebtedness we may have.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the six months from December 31, 2004 to June 30, 2005, our accounts receivable increased by $11.1 million, due primarily to the seasonality of our business, as customers increased their purchases from us during the summer selling season. Similarly, in the six month period from December 31, 2003 to June 30, 2004 our accounts receivable increased by approximately $12.9 million.

We reduced our inventories by $2.6 million during the six months ended June 30, 2005, as compared to an increase in inventories of $3.6 million in the corresponding six month period of 2004. This reduction was due primarily to a concentrated effort to reduce inventory levels principally by eliminating unprofitable product lines. In conjunction with this reduction in inventory, we were able to reduce outstanding trade payables to $12.4 million at June 30, 2005 from $14.2 million at June 30, 2004.

We made capital expenditures of $232,000 in the first six months of 2005 and $274,000 in the first six months of 2004. These expenditures were primarily for computer equipment and enhancements and purchases of telephone and warehouse equipment. We expect to make capital expenditures in 2005 that will range between $700,000 and $1,000,000, primarily in connection with a planned relocation of our warehouse and distribution center in Visalia, California to a larger facility. We plan to fund these expenditures with internally generated funds, bank borrowings and by means of equipment lease arrangements.

Borrowings under our revolving credit facility, net of credit facility repayments, provided us with cash for our operations of $4.4 million in the six months ended June 30, 2005 and $8.0 million in the same six months of 2004.

We lease all of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 to our the Condensed Consolidated Interim Financial Statements included elsewhere in this Report.

Cash Dividends. In the first quarter of 2005, our Board of Directors adopted a dividend policy which calls for quarterly cash dividends of $0.04 per share to be paid to our stockholders in March, June, September and December of each year. In accordance with that policy, we paid cash dividends to our stockholders totaling $371,000 during the first six months of 2005. The declaration of cash dividends in the future, pursuant to this dividend policy, is subject to final determination by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources. Also, it could become necessary for the Company to obtain the consent of its lender under its secured bank loan agreement in order to pay cash dividends in the future. As a result, there is no assurance that cash dividends will not be reduced or suspended or that this dividend policy will not be changed in the future.

Share Repurchase Program. During the six months ended June 30, 2005, our Board of Directors concluded that, at prevailing stock prices, purchases of our shares represented an attractive investment opportunity and good use of corporate funds. As a result, our Board of Directors approved share buy-back programs which authorized repurchases of up to an aggregate of $1,740,000 of our common shares in open market or private purchases in accordance with applicable Securities and Exchange Commission rules. Through June 30, 2005, we had made $771,000 of share repurchases pursuant to those programs. The Company is under no obligation to continue repurchasing shares under its share repurchase program and the timing, actual number and value of shares that are repurchased will depend on a number of factors, including our future financial performance and available cash resources, prevailing market prices of our common stock and the number of shares that become available for sale at prices that we believe are attractive.

Expected Uses and Sources of Funds. We expect our principal uses of cash in the year ending December 31, 2005 will be to fund operations, planned capital expenditures, cash dividends and share purchases, as described above. We anticipate that we will be able to fund those cash requirements in 2005 with borrowings under our revolving credit facility and internally generated funds. With the exception of cash expenditures that we expect to incur in connection with the relocation, later this year, of our Visalia, California warehouse to a larger facility, we do not currently anticipate any material changes in our cash requirements or in the sources of funds for our operations.

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

Recent Accounting Pronouncements

SFAS No. 123R – Share Based Payments. In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123 (revised 2004), “Shared-Based Payments” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which a company receives employee services in exchange for (i) equity instruments of the company or (ii) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R will supersede APR No. 25 and will require that such transactions be accounted for using a fair-value based method, and that companies recognize an expense for compensation cost related to share-based payment arrangements, including stock option and employee stock purchase plans, in their financial statements. SFAS 123R is effective for the first annual period after June 15, 2005 and, therefore, we will be implementing SFAS 123R effective January 1, 2006.

We currently account for share-based payments to employees using APB 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have an impact on our results of operations, although it will not have an impact on our overall financial or cash position. The extent of the impact of SFAS 123R on our operating results cannot be predicted at this time, because that will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net earnings per share set forth in Note 7 to our Condensed Consolidated Interim Financial Statements included elsewhere in this Report.

FASB Staff Position 109-2 – Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision. In December 2004, the FASB issued Staff Position FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision” within the American Jobs Creation Act of 2004, which was signed into law in October 2004. That provision created a special one-time 85% income tax deduction on foreign earnings that are repatriated into the United States. We have not yet made a decision whether, or to what extent, we might repatriate earnings that we generated outside the United States (foreign earnings), and accordingly, our Condensed Consolidated

Interim Financial Statements for the three and six months ended June 30, 2005 do not reflect any provisions for taxes on as yet unremitted foreign earnings. We expect to make a decision, by December 31, 2005, whether or not to repatriate any of our foreign earnings.

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The forward-looking statements contained in this Report are based on current information and assumptions about future events over which we do not have control and our business and financial performance is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those statements. Those risks and uncertainties include, but are not limited to the following:

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage by consumers of RVs and boats. Purchases and, in particular, the usage of RVs and boats, are affected by consumers’ level of discretionary income and their confidence about economic conditions; weather conditions; prevailing interest rates; and the availability and prices of gasoline. As a result, our future sales and operating results can be, and in the past have been, adversely affected by the following circumstances or conditions.

•	Loss of confidence among consumers regarding economic conditions and the onset of recessionary economic conditions, which affect the willingness of consumers to purchase and use their RVs and boats.

•	Increases in interest rates which affect the availability and affordability of financing for purchases of RVs and boats and accessories for RVs and boats.

•	Shortages in the supply and increases in the price of gasoline which affect the costs of using and, therefore, the willingness of consumers to purchase and use RVs and boats.

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which can cause period-to-period fluctuations in our sales and financial performance.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing our sales revenue and our gross profit margins.

We Rely Heavily on Bank Borrowings in the Operation of our Business. We rely heavily on bank borrowings to fund the substantial portion of our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow to pay the principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures and, the interest we have to pay on such debt impacts our operating results.

Reliance on Sole Sources of Supply for Certain of our Products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in some instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or (iii) decides to vertically integrate its operations to include not only manufacturing, but also distribution of its products. Interruption in the supply of products from any of these sole supply sources and terminations of any single source supply relationships could adversely affect our sales and operating income, possibility to a significant extent.

The Effects of Possible Changes in Supply Relationships in our Markets. As is customary in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, generally product suppliers are free to change the terms on which they will sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically were sold to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reductions in the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins.

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

Anticipated Increases in Expenses in 2005 and Costs of Compliance with Sarbanes-Oxley Act of 2002. We expect to incur increased expenses in 2005 in connection with the planned relocation of our current Visalia, California warehouse and distribution center to a larger facility in Visalia and the expansion of the operations we conduct at that facility. Additionally, we will be incurring increased expenses to document and to review and test the operation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect our costs of sales and our selling, general and administrative expenses to increase in 2005. We cannot predict the amount of those increases with any certainty at this time. Additionally, the documentation, review and testing of our internal control over financial reporting will entail a significant investment of management time and resources; and, even after that process had been completed, we expect we will have to incur continuing costs, including increased accounting fees, in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act. Also, if our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to our practices, our reputation may be harmed or we may be subject to litigation.

Additional information concerning these and other factors and risks that could affect our future operating results are set forth above in this section of this Report entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended by Amendment No. 1 thereto.

Due to these and other possible uncertainties and risks, you are cautioned not to place undue reliance on forward-looking information contained in this report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2005 we had outstanding approximately $27.8 million of borrowings under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2005, there were no such agreements outstanding.

Approximately 29% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act (the “Exchange Act”), such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known on a timely basis to management, including them.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 12, 2005	By:	/s/ SANDRA A. KNELL
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