Form 10-Q
period 2005-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2005-11-14
CIK 728303

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES  ☑  NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2) Yes  ☐  No  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES  ☐  NO  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,427,300 shares of Common Stock as of October 27, 2005

THE COAST DISTRIBUTION SYSTEM, INC.

EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$650	$880
Accounts receivable – net of allowances of $974 and $1,325 as of September 30, 2005 and December 31, 2004, respectively	15,213	15,335
Inventories	38,391	44,151
Other current assets	1,837	4,002

Total current assets	56,091	64,368
PROPERTY, PLANT, AND EQUIPMENT—NET	2,015	2,068
OTHER ASSETS	750	800

	$58,856	$67,236

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$50	$46
Accounts payable	4,695	11,444
Other current liabilities	3,148	3,666

Total current liabilities	7,893	15,156
LONG-TERM OBLIGATIONS	19,120	23,634
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued and outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,451,700 and 4,638,280 issued as of September 30, 2005 and December 31,2004 respectively	16,283	17,297
Accumulated comprehensive loss	751	593
Retained earnings	14,809	10,556

	31,843	28,446

	$58,856	$67,236

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$45,419	$43,519	$147,033	$144,357
Cost of sales, including distribution costs	36,834	35,149	118,711	115,273

Gross profit	8,585	8,370	28,322	29,084
Selling, general and administrative expenses	5,635	5,947	19,423	19,225

Operating income	2,950	2,423	8,899	9,859
Other income (expense)
Interest	(296)	(265)	(1,051)	(872)
Other	38	8	37	2

	(258)	(257)	(1,014)	(870)

Earnings before income taxes	2,692	2,166	7,885	8,989
Income tax provision	1,018	863	3,082	3,584

Net earnings	$1,674	$1,303	$4,803	$5,405

Basic earnings per share	$0.37	$0.28	$1.04	$1.19

Diluted earnings per share	$0.36	$0.27	$1.01	$1.12

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net earnings	$4,803	$5,405
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	557	651
Changes in assets and liabilities:
Accounts receivable	123	(1,836)
Inventories	5,760	195
Other current assets	2,143	1,135
Accounts payable	(6,749)	(3,872)
Current liabilities	(518)	600

Total adjustments	1,316	(3,127)

Net cash provided by operating activities	6,119	2,278

Cash flows from investing activities:
Capital expenditures	(480)	(554)
Decrease in other assets	16	58

Net cash used in investing activities	(464)	(496)

Cash flows from financing activities:
Net borrowings of long-term debt	(4,512)	(1,031)
Issuance of common stock pursuant to employee stock option and purchase plans	214	296
Redemption of common stock	(1,228)	(197)
Payment of cash dividend	(550)	(550)

Net cash used in financing activities	(6,076)	(1,752)
Effect of exchange rate changes on cash	191	181

NET INCREASE (DECREASE) IN CASH	(230)	211
Cash beginning of period	880	991

Cash end of period	$650	$1,202

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (“GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, these unaudited condensed interim consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2005 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2004 and additional information regarding those policies is set forth in Item 2 of this Report, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

2.	The Company’s business is seasonal and its results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for any interim period during or for the full year ending December 31, 2005 or for any other fiscal period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. A total of 93,000 and 54,000 common shares that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2005, respectively, because their exercise prices were greater than the average of the market prices of the Company’s common stock during those periods. By comparison, there were 7,000 shares of common stock issuable on exercise of stock options that were excluded from the computation of diluted earnings per share in both the three and nine month periods ended September 30, 2004, because the exercise prices of those options were greater than the average of the market prices of the Company’s common stock during those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Numerator:
Net earnings	$1,674	$1,303	$4,803	$5,405
Denominator:
Weighted average shares outstanding	4,500	4,602	4,599	4,561
Dilutive effect of stock options	142	260	179	280

Denominator for diluted net income per share	4,642	4,862	4,778	4,814

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of Financial Standards Accounting Board (“FASB”) Statement No. 13—Accounting for Leases. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under noncancellable operating leases having an initial or remaining term in excess of one year as of December 31, 2004 are as follows:

Year Ending December 31,	(In thousands)
2005	$3,499
2006	3,499
2007	2,746
2008	2,475
2009	1,875
Thereafter	2,950

$17,044

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. Set forth below are the net sales, by region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
USA	$36,952	$35,695	$117,862	$117,344
Canada	8,467	7,824	29,167	27,009
Other	—	—	4	4

	$45,419	$43,519	$147,033	$144,357

6.	Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands)
Net earnings	$1,674	$1,303	$4,803	$5,405
Change in accumulated foreign currency translation adjustment:	276	310	158	181

Comprehensive earnings	$1,950	$1,613	$4,961	$5,586

7.	Stock Based Compensation. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. If we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and, therefore, determined the compensation costs of our stock-based employee compensation awards based on their fair values at their respective grant dates, as SFAS No. 123 provides, our net earnings and earnings per share would have been reduced to the pro forma amounts indicated in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(In thousands, except per share data)
Net earnings	$1,674	$1,303	$4,803	$5,405
Deduct: Total stock-based employee compensation expenses determined under fair value based method, net of related tax effects	(15)	(16)	(45)	(52)

Pro forma net earnings	$1,659	$1,287	$4,758	$5,353

Net earnings per common share:
Basic – as reported	$0.37	$0.28	$1.04	$1.19
Basic – pro forma	$0.37	$0.27	$1.03	$1.17
Diluted – as reported	$0.36	$0.27	$1.01	$1.12
Diluted – pro forma	$0.36	$0.26	$1.00	$1.11

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R will eliminate the ability to account for share-based compensation transactions using APB 25. Instead, it will require that such transactions be accounted for using a fair-value-based method and that companies recognize compensation costs related to share-based payments in their financial statements. SFAS No. 123R also will require any tax benefit associated with shared-based payments to be classified as financing activities in the statement of cash flows rather than operating activities as currently required. SFAS No. 123R will become effective as of the first annual period beginning after June 15, 2005. As a result, we will be required to adopt SFAS No. 123R effective as of January 1, 2006. Although SFAS No. 123R will result in increased compensation expense in our reported consolidated results of operations, we are not able, at this time, to determine the effect that SFAS 123R will have on our future operating results, because that will depend on levels of share-based payments granted in the future and our future stock prices. However, had we adopted SFAS 123R in prior periods we believe that the impact of that Standard would have approximated the impact of SFAS 123, as described in the disclosure of pro forma net earnings per share set forth in the above table.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we generally record our assets at the lower of cost or fair value. In the case of some of those assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amounts of available future tax deductions and tax loss carryforwards that we expect to able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance. Those judgments and assumptions are, in turn, based on current information available to us. However, economic and market conditions are usually outside of our control and if those conditions or trends change in ways that we did not expect, GAAP will require us to further adjust the amounts at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets involved.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to those assets. Examples include reserves or allowances established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and for excess and obsolete inventory. The amounts at which those reserves are established and maintained are based on historical experience and also on our assumptions and judgments about economic or market conditions or other factors that could affect the values at which we had recorded our accounts receivables and inventories in our balance sheet. Those reserves are periodically increased to replenish the reserves following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in reserves are effectuated by charges to income or increases in expense in our statements of operations in the periods when those reserves or allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and their effects on the value of our assets can and also will affect our results of operations.

The decisions as to the timing of adjustments or write-downs of this nature and the increases we make to our reserves, also required subjective evaluations or assessments about the duration and effects of changes in economic or market conditions or trends. For example, it is often difficult to predict the duration of events, such as increasing gasoline prices or increasing interest rates or economic slowdowns, and whether they will have short or longer term consequences for our business. Additionally, it is not uncommon for it to take some time after the onset of changed conditions for their full effects on our business to be recognized. Therefore, management must necessarily rely on the information available at that time it makes such estimates to determine (i) the amounts at which assets, such as accounts receivable and inventories, should be recorded in the financial statements and (ii) whether adjustments should be made to the Company’s reserves and allowances. Thereafter, generally on a quarterly basis, management reevaluates and adjusts the carrying values of those assets and the reserves or allowances to take account of further or new information regarding economic or market conditions or trends or other events that may have occurred since its estimates were last made.

Under US GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to provide services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services rendered to it. Additionally, in the case of a business that grants its customers contractual rights to return products sold to them, GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which its sales are recorded, primarily based on the nature, extensiveness and duration of those rights and its historical product return experience.

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the carrying value of those assets and establish adequate reserves or allowances for downward adjustments n those values that we may have to make in future periods.

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

Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning economic and market conditions and trends that can affect future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increase in the allowance or inventory write-downs are reductions in pricing or the introduction of new or competitive products by manufacturers. However, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating result as such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet, future tax deductions and tax loss carryforwards that can be applied in future periods to offset or reduce our future income tax liability. At September 30, 2005 the amount of that asset totaled approximately $2.6 million. Under applicable federal and state income tax laws and regulations, tax loss carryforwards will expire if not used within specified time periods. Accordingly, our ability to use this deferred tax asset will depend on the taxable income that we will be able to generate during those time periods. Under GAAP we estimate, and record, as a deferred tax asset, only the amount of available tax loss carryforwards that we believe it is more likely than not that we will be able to fully utilize prior to their expiration. That estimate, in turn, is based on an estimate of our future taxable income. In estimating future taxable income, we consider current economic and market conditions and trends in those conditions in terms of how we believe they are likely to affect the amounts and timing of future taxable income that we can generate during the periods remaining prior to the expiration of those tax loss carryforwards. Currently available evidence leads us to believe that it is more likely than not that we will be able to use fully the $2.6 million net deferred tax asset that is recorded in our financial statements. If, however, due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully use this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset on our balance sheet. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statements of operations, which would have the effect of reducing our income in the fiscal period in which that allowance was established.

Long-lived Assets and Goodwill. Long-lived assets, such as property and equipment and goodwill and other intangible assets, are reviewed for impairment at least annually and also if and when events or circumstances indicate that the carrying value of those assets may not be recoverable.

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liability of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive income. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

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

The usage and purchases by consumers of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates can lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Weather conditions also affect the usage of RVs and boats. Additionally, shortages in the supply and increases in the price of gasoline also can lead to declines in the usage and in purchases of RVs and boats. Additionally, we have found, at least since September 11, 2001, that usage and purchases of RVs and boats also can be affected by geopolitical conditions. The events of September 11, 2001 appear to have resulted in decreases, during the three year period ended December 31, 2004, in international travel and in plane travel and a concomitant increase in the usage of RVs. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increase in the price of gasoline, unusually adverse weather conditions and geopolitical events, as well.

Overview of Operating Results – Three and Nine Months 2005 vs. Three and Nine Months 2004

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	2005 vs. 2004 % Change	2005	2004	2005 vs. 2004 % Change
	Amounts			Amounts
	(Unaudited)
	(Dollars in thousands, except per share data)
Net sales	$45,419	$43,519	4%	$147,033	$144,357	2%
Costs of Sales	36,834	35,149	5%	118,711	115,273	3%
Gross Profit	8,585	8,370	3%	28,322	29,084	(3)%
Selling, general & administrative expenses	5,635	5,947	(5)%	19,423	19,225	1%
Operating income	2,950	2,423	22%	8,899	9,859	(10)%
Earnings before income taxes	2,692	2,166	24%	7,885	8,989	(12)%
Net earnings	1,674	1,303	29%	4,803	5,405	(11)%
Net earnings per diluted share	$0.36	$0.27	33%	$1.01	$1.12	(10)%

As indicated in the table above, in the third quarter of 2005, operating income increased by 22% and net earnings increased by 29% as compared to the same quarter of 2004. Those increases were attributable to increased sales and a reduction in selling, general and administrative (SG&A) expenses. For the nine months ended September 30, 2005 operating income and net earnings declined by 10% and 12%, respectively, as compared to the same nine months of 2004. Those declines were primarily attributable to a reduction in our gross profit margin and an increase in selling, general and administrative expenses in the first six months of 2005.

Net Sales

Three Months Ended September 30,		Nine Months Ended September 30,
2005	2004	2005	2004
(Unaudited)
(In thousands)
$45,419	$43,519	$147,033	$144,357

Our net sales in the three and nine-month periods ended September 30, 2005 increased 4% and 2%, respectively, as compared to the respective corresponding periods of 2004. We believe that these increases were attributable to increases in our share of RV After-Market sales during these periods, because those increases in sales were achieved despite an industry-wide slowdown in purchases and usage of RVs due to increases in gasoline prices and interest rates and a decline in consumer confidence. We believe we were able to achieve the increase in market share primarily as a result of greater acceptance of and greater demand for our proprietary products in the marketplace, as indicated by increases in our sales of those products to our existing customers and an increase in the number of customers purchasing those products from us, including customers that had not purchased products from us in the past.

Costs of Sales and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Costs of sales	$36,834	$35,149	$118,711	$115,273
As a percent of net sales	81.1%	80.8%	80.7%	79.9%

Gross profit	$8,585	$8,370	$28,322	$29,084
Gross Margin	18.9%	19.2%	19.3%	20.1%

Gross profit is calculated by subtracting the costs of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

Due to the increase in net sales for the three months ended September 30, 2005, our gross profits increased by 3% during that three month period, as compared to the same three months of 2004. However, costs of sales increased by $1.7 million, or 4.8%, in the three months ended September 30, 2005, as compared to the same three months of 2004, due primarily to increases in freight and shipping costs. As a result, our gross profit margin declined to 18.9% in the three months ended September 30, 2005 from 19.2% in the same three months of 2004.

In the nine months ended September 30, 2005, gross profits declined by 3% as compared to, and our gross margin declined to 19.3% from 20.1% in, the first nine months of 2004. Those decreases were due to increases in the costs of sales in the nine months ended September 30, 2005 that were primarily attributable to (i) increases in freight and shipping costs, (ii) an increase in steel prices, which affected the price to us of some of the products we purchased from our suppliers and (iii) selected price reductions in the first six months of 2005 that we implemented in response to increased price competition in our markets as a result of an industry-wide slowdown in sales.

In October 2005, we completed the relocation of our existing Visalia, California warehouse and distribution center to a larger facility in Visalia, primarily to accommodate an increase in the volume of our branded proprietary products sourced from overseas, which are initially housed at that facility, before being shipped to our other warehouse and distribution centers or directly to our customers in the western United States. We expect that costs associated with the relocation and expansion of that facility will reduce our gross margin during the fourth quarter of 2005.

Selling, General& Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Selling, general& administrative expenses	$5,635	$5,947	$19,423	$19,225
As a percent of net sales	12.4%	13.7%	13.2%	13.3%

In the quarter ended September 30, 2005, selling, general & administrative (SG&A) expenses decreased both in absolute dollars, by $312,000 or 5.3%, and as a percent of net sales to 12.4%, as compared to the same quarter of 2004. These reductions were primarily attributable to a decline in bad debt and computer expenses in this year’s third quarter. In the nine months ended September 30, 2005, SG&A expenses increased by $198,000, or 1%, due primarily to increases in promotional and marketing expenses related to our annual RV and boating products show, held in February 2005, and to a lesser extent, increases in labor costs, as compared to the nine months ended September 30, 2004. However, as a percent of net sales, SG&A expenses declined to 13.2% in the nine months ended September 30, 2005 from 13.3% in the same nine months of 2004, primarily as a result of the 2% increase in net sales in the nine months ended September 30, 2005.

Other Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Other Expense
Interest expense	$296	$265	$1,051	$872
Other expense	(38)	(8)	(37)	(2)

Total	$258	$257	$1,014	$870

As a percent of net sales	0.6%	0.6%	0.7%	0.6%

The increases in other expense in the three and nine months ended September 30, 2005, as compared to the same respective periods of 2004, were the result of increases in the rate of interest charged on borrowings under our bank line of credit, due primarily to increases in prevailing market rates of interest to which the interest rate on our borrowings is tied.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands)
Income tax provision	$1,018	$863	$3,082	$3,584
Effective tax rate	37.8%	39.8%	39.1%	39.9%

Our effective tax rates are affected by the amounts of our pre-tax income and expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with (i) borrowings under a long-term revolving bank credit facility, which expires in May 2009, and (ii) internally generated funds. Under the terms of the revolving credit facility, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 1.5 percent. At October 27, 2005, outstanding borrowings under the bank line of credit totaled $14,548,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to any other indebtedness we may have.

During the nine months ended September 30, 2005, our operations generated cash of more than $6.1 million, including (i) net profits of $4.8 million, (ii) cash of nearly $5.8 million attributable to inventory reductions that we were able to made primarily as a result of a leveling in product sales during the first nine months of 2005 and a program that we implemented to reduce slower moving and less profitable product lines, and (iii) cash of $2.1 million attributable to other current assets, partially offset by a $6.7 million reduction in accounts payable due suppliers.

We also used cash primarily (i) to reduce our net borrowings under our revolving bank credit line by $4.5 million, (ii) to make $1,228,000 of repurchases of our shares, (iii) to pay cash dividends of $550,000 pursuant to our dividend policy described below, and (iv) to fund capital expenditures of $480,000, primarily for computer equipment and enhancements and purchases of telephone and warehouse equipment.

We expect capital expenditures in the fourth quarter of 2005 will range between $200,000 and $300,000, primarily to complete the relocation of our Visalia, California warehouse and distribution center to a larger facility in that city.

We lease all of our facilities and certain of our equipment under non-cancelable operating leases. The amount of our future commitments under those leases are described in Note 4 of Notes to the Company’s Condensed Consolidated Interim Financial Statements included elsewhere in this Report.

In the first quarter of 2005, our Board of Directors adopted a dividend policy which calls for us to pay quarterly cash dividends of $0.04 per share to our stockholders in March, June, September and December of each year. As noted above, we paid a total of $550,000 of cash dividends pursuant to that policy during the first nine months of 2005.

Share Repurchases. Earlier in 2005, our Board of Directors adopted a share repurchase program authorizing repurchases by us of up to $1,740,000 of our shares of common stock in open market or private transactions. During the first nine months of 2005, we made share repurchases totaling $1,228,000 pursuant to that program.

Expected Uses and Sources of Funds. As noted above, our principal uses for cash so far this year have been, and we plan to use cash during the fourth quarter of 2005, as well, to fund operations, share repurchases, cash dividends and capital expenditures, including those related to the relocation of our Visalia, California warehouse and distribution center. We expect to be able to fund our cash requirements in the fourth quarter, as we have done in the prior three quarters of 2005, with borrowings under our revolving bank credit facility, internally generated funds and equipment leases. With the exception of cash expenditures for the relocation of our Visalia, California warehouse and distribution center, we do not currently anticipate any material changes in our cash requirements or in the sources of funds four our operations.

We continue to explore opportunities to increase our sales and our market share and to improve our profit margins. We plan to establish new product supply relationships, including relationships that we enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings as necessary to establish these new supply relationships, invest in tooling and to take advantage of business growth opportunities that might arise in the future.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from April through September than we do during the remainder of the year. Because a substantial portion of our expenses are fixed, operating income declines and the Company sometimes incurs losses in the winter months when sales are lower. Additionally, as a general matter, we rely more heavily on borrowings during the first three months of the year, primarily to fund increases in inventories and accounts receivable as our customers increase their product orders in anticipation of the selling season that begins in the spring and early summer.

Inflation. Generally, we have been able to pass inflationary price increases on to our customers. However, inflation also may cause or may be accompanied by increases in interest rates and gasoline prices. Increases in interest rates or in gasoline prices, or even the prospect of such increases or of shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats and, therefore, also can result in a decline in the demand for the products we sell.

Recent Accounting Pronouncements

SFAS No. 123R. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Shared-Based Payment” (“SFAS 123R”). SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprises’ equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R will supersede APR No. 25 and will require that (i) equity based compensation transactions be accounted for by using a fair-value based method and (ii) companies recognize in their financial statements an expense for compensation cost related to share-based payment arrangements, including stock option and employee stock purchase plans. SFAS 123R is effective for the first annual period after June 15, 2005 and, therefore, we will be implementing SFAS 123R as of January 1, 2006.

We currently account for share-based payments to employees using the intrinsic value method as prescribed by APB 25, and, therefore, we generally recognize no compensation cost for employee stock options in our financial statements. Accordingly, the adoption of the SFAS 123R fair value method will have an impact on our results of operations, although it will not have an impact on our overall financial or cash position. The extent of the impact of SFAS 123R on our operating results cannot be predicted at this time, because that will depend on levels of share-based payments that we may grant and our share prices in the future. However, had we adopted SFAS 123R in prior periods its impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net earnings per share illustrated in Note 7 to our condensed consolidated interim financial statements included earlier in this Report.

FASB Staff Position 109-2 – Accounting and disclosure Guidance for the Foreign Earnings Repatriation Provision. In December 2004, the FASB issued Staff Position FAS 109-2, “accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision” within the American Jobs Creation Act of 2004, which was signed into law in October 2004. That provision creates a special one-time 85% income tax deduction on foreign earnings that are repatriated into the United States. We have not yet made a decision whether, or to what extent, we might be able to repatriate earnings that we generated outside the United States (foreign earnings), and accordingly, our consolidated financial statements for the nine months ended September 30, 2005 do not reflect any provisions for taxes on as yet unremitted foreign earnings. We expect to make a decision, by December 31, 2005, whether or not to repatriate any of our foreign earnings.

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations or beliefs regarding our future operations or future financial performance, or financial or other trends in our business, constitute “forward-looking statements” as defined in Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they will include the words “believe,”

“expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The forward-looking statements contained in this Report are based on current information and assumptions about future events over which we do not have control and our business is subject to a number of risks and uncertainties that could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or operating results that are set forth in those forward looking statements. Those risks and uncertainties include, but are not limited to the following:

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

•	Loss of confidence among consumers regarding economic conditions and the onset of recessionary economic conditions, which affect the willingness and financial wherewithal of consumers to purchase and use their RVs and boats.

•	Increases in interest rates which affect the availability and affordability of financing for purchases of RVs and boats and accessories for RVs and boats.

•	Shortages in the supply and increases in the costs of gasoline which affect the costs of using and, therefore, the willingness of consumers to purchase and use RVs and boats.

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which can cause period-to-period fluctuations in our sales and financial performance.

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

Reliance on Sole Sources of Supply for Certain of our Products. We sometimes choose to carry only a single manufacturer’s products for certain of the product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in some instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, or (ii) decides to enter into an exclusive supply arrange or alliance with a competing distributor, or (iii) to vertically integrate its operations to include not only manufacturing, but also distribution of its products. Interruption in the supply of products from any of these sole supply sources and any terminations of a single source supply relationship could adversely affect our sales and operating income, possibility to a significant extent.

The Effects of possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with out product suppliers. As a result, product suppliers are free to change the terms on which they will sell us product or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically were sold to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reductions in the number of products we are bale to offer our customers, which could cause our sales to decline and could result in lower margins.

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy. Although the Board of Direct ors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.04 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.04 per share called for by the dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Anticipated Increases in Expenses in 2005 and Costs of Compliance with Sarbanes-Oxley Act of 2002. We expect to incur increased expenses in 2005 in connection with the planned relocation of our current Visalia, California warehouse and distribution center to a larger facility in Visalia and the expansion of the operations we conduct at that facility. Additionally, during 2006 we will be incurring an increase in expense to document and to review and test the operation of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we expect our costs of sales and our selling, general and administrative expenses to increase during 2006. We cannot predict the amount of those increases with any certainty at this time. Additionally, the documentation, review and testing of our internal control over financial reporting will entail a significant investment of management time and resources; and, even after that process had been completed, we expect we will have to incur continuing costs, including increased accounting fees, in order to maintain compliance with Section 404 of the Sarbanes-Oxley Act.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. To a lesser degree, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. However, virtually all of our foreign product purchases are made in United States dollars. We do not use financial instruments for trading or other speculative purposes and are not party to any derivative financial instruments.

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of September 30, 2005 we had outstanding approximately $18.9 million of borrowings under our revolving credit facility, which had been reduced to $14,548,000 at October 27, 2005.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 2005, there were no such agreements outstanding.

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

Our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosure controls and procedures also are designed to ensure that such information is accumulated and communicated to our management, including our chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2005 Annual Meeting of Stockholders was held on August 31, 2005. There were two matters voted on by stockholders at that Meeting: (i) the election of a Class II Director to the Company’s Board of Directors for a term of three (3) years and until his successor is elected and (ii) approval of the 2005 Stock Incentive Plan which authorizes the Company to grant, to officers, directors, employees and service providers of the Company and its subsidiaries, options and restricted rights to purchase up to an aggregate of 350,000 shares of the Company’s common stock (the “Stock Incentive Plan”).

Election of Directors. The Board of Directors of the Company nominated John W. Casey for election to the Board of Directors as a Class II Director to serve for a term of three years and until his successor is elected. Mr. Casey was the only person nominated for election as a Class II Director at the Annual Meeting and his election was uncontested. A total of 3,832,958 votes were cast “FOR” the election of Mr. Casey as the Class II Director and a total of 549,373 votes were withheld. As the election was uncontested, there were no broker non-votes.

Approval of 2005 Stock Incentive Plan. Adoption of the proposal to approve the 2005 Stock Incentive Plan required the affirmative vote of a majority of the shares that were present, in person or by proxy, and were voted at the Annual Meeting. Abstentions on this proposal had the same effect as a vote against it. Broker non-votes which has totaled 2,037,602 with respect to this proposal, were treated as if they had not been voted and, therefore, except for quorum purposes, were not be counted in determining whether this proposal was adopted. The proposal to approve the 2005 Stock Incentive Plan was approved by the Company’s stockholders by the following vote:

	Number of Shares	Percent of Shares Voted
Votes For	1,481,165	63.2%
Votes Against	853,822	36.4
Abstentions	9,724	0.4

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2005	By:	/s/ SANDRA A. KNELL
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