Form 10-K
period 2005-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2006-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                      to

Commission file number 1-9511

THE COAST DISTRIBUTION SYSTEM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2490990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Woodview Avenue, Morgan Hill, California	95037
(Address of principal executive offices)	(Zip Code)

(408) 782-6686

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value, $.001 per share Preferred Share Purchase Rights, $0.001 per share	American Stock Exchange American Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act     Yes   ☐   No   ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act. YES ☐ NO ☑.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the outstanding shares of Common stock held by non-affiliates of Registrant as of March 17, 2006, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $27,940,000.

As of March 17, 2006, a total of 4,426,262 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2006.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or view regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ significantly from those expected at the current time. Those risks and uncertainties are described in Item 1A in Part I of this Report in the Section entitled “RISK FACTORS” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview of Our Business

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply more than 14,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note H to the Consolidated Financial Statements of the Company, contained in Item 8 of this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada. Our customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“After-Market Customers”), who resell the products they purchase from us, at retail, to consumers that own or use RVs and boats.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers (“proprietary products”). We market our proprietary products under our own brand-names in competition with brand name products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for functionally equivalent brand name products manufactured by long time suppliers that are based in the United States. For additional information regarding our proprietary products, see “Products—Proprietary Products Strategy and Sales” below.

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

The Company was incorporated in California in June 1977, and reincorporated in Delaware in April 1998. For convenience, we will refer to The Coast Distribution System, Inc. in this Report as “we” or “us” or the “Company.”

The RV and Boating Parts, Supplies and Accessories After-Markets

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

The market for RV parts, supplies and accessories distributed by the Company is comprised of both RV dealers and RV supply stores and service centers. The RV products that we sell include optional equipment and accessories, such as trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers purchase primarily replacement parts, boating supplies and smaller accessories from the Company. See “BUSINESS — Products.”

Products

General. We carry a full line of more than 14,000 RV and boating parts, supplies and accessories which we purchase from more than 500 manufacturers. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, mirrors and compressors. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment that are designed primarily for use on trailer-towable boats.

Proprietary Products Strategy and Sales. We have introduced into the RV and boating aftermarkets a growing number of proprietary products, which are manufactured specifically for us, often on an exclusive basis, by a number of different independent manufacturers, based in the United States, the Far East and, to a much lesser extent, in Europe. The proprietary products primarily include products that are needed or used by RV and boating customers on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes, which have been designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of distributors and into other markets.

Generally, the costs to us of purchasing proprietary products are lower than the costs of functionally equivalent products from traditional suppliers based in the United States. As a result, our proprietary products strategy has enabled us, over the years, to offer our customers lower priced products, without compromising quality, and at the same time has enabled us to increase our gross profit margins. We believe, moreover, that our Coast-branded proprietary products are gaining greater acceptance among users of RVs and boats and, as a result, our sales of those products have enabled us to gain market share during the past three years, including in 2005, when economic conditions in the RV and boating markets were difficult. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” elsewhere in this Report. However, the costs of marketing our proprietary products generally are greater than for established brand-name products, which can offset some of the margin advantage we gain on sales of those products.

During the past three years we have begun to source from overseas manufacturers, and market and sell in the United States and Canada, products that have applications not only in the RV and boating markets, but also in other markets. To date, sales of these products have not been material to our operating results. However, we intend to continue our efforts to source additional products from independent manufacturers, primarily in the Far East, that we can sell into multiple markets in the United States and Canada, in order to increase our sales and gross margins and reduce our dependence on the RV and boating markets. It is too early to predict if this strategy will prove to be successful. Among other things, if we do introduce products into new markets, we are likely to face competition in those markets from other manufacturers and distributors, some of which will be larger and will have more marketing and capital resources than we do and will be better known in those markets than we are. Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these products to consumers, rather than being able to rely on marketing programs conducted by established domestic manufacturers.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 2005, 2004 or 2003. As described above in our discussion of our proprietary products strategy, we also are beginning to sell some of our proprietary products to national and regional home improvement and home accessories chains, catalogue stores, hardware stores, lumber yards and contractors’ and agricultural equipment outlets. However, our sales to those customers are not material in relation to our sales to RV and boating After-Market customers.

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

Orders transmitted from customers either electronically, or by telephone to the national customer sales and service center, are input into our computer system and then are electronically transmitted to the regional distribution center selected by the customer, where the products are picked, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock. In addition, we offer to participating customers a “split shipment program” by which a customer’s order for a product that is not available from the Company’s distribution center closest to the customer will be shipped to that customer from another of the Company’s distribution centers when that product is available at that back-up distribution center. One of the objectives of our inventory management and deployment program is to improve our ability to fill customer orders from the distribution centers closest to the customer and thereby improve our responsiveness, and at the same time reduce the cost of service, to the customer (see “BUSINESS — Distribution”).

Annual Dealer Buying Show. Each year, in February, we host our annual dealer buying show, in Las Vegas Nevada, for our RV and marine customers based in the United States and Canada. At these shows, we display and sell thousands of the products we distribute, including products from more than 300 of our independent suppliers and our Coast-branded proprietary products. Representatives from more than 1,000 of our U.S. and Canadian customers attended our 2006 dealer buying show. Since consumers typically increase their purchases of RV and boating products in the early spring, to facilitate sales of products at our dealer buying show we offer our creditworthy customers extended payment terms that allow them to purchase products at the show and defer their payments to us for those products until the spring. In certain cases we are able to obtain similar extended payment terms from some of our product suppliers and otherwise finance those extended payment terms with borrowings under our revolving bank credit facility.

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 14,000 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on their historical product sales to customers in their regions. We rely primarily on independent freight companies to ship our products to our customers.

Inventory Management and Deployment Program. During 2001 and 2002, we developed and implemented an inventory management and deployment system that (i) has enabled us to place fewer, but larger, orders with our suppliers and thereby consolidate product shipments, and (ii) has increased our flexibility to meet changing product demand from our customers. As a result, during the past three years we have been able to improve the efficiency of our operations, increase our responsiveness and improve service to our customers, and reduce freight and other distribution costs, all of which have contributed to the increase in sales and in our margins since the beginning of 2003. The development and implementation of this system did cause some disruptions in our operations and increases in our operating costs during 2001 and 2002. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” elsewhere in this Report.

Arrangements with Manufacturers

General. The products which we distribute are purchased from more than 400 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no long term supply contracts or guaranteed price or delivery agreements with manufacturers, including the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, we obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture.

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or (iii) decides to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. Termination of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent. See “Risk Factors” in Item 1A of this Report.

None of the manufacturers or suppliers from which we obtain products accounted for more than 5% of our product purchases in 2005, 2004 or 2003, except Airxcel, Inc., which supplies us with our requirements for RV air conditioners, sold under the Coleman® brand name, and Valley Industries, Inc., which supplies us with towing products. In the years ended December 31, 2005, 2004, and 2003, the products supplied to us by Airxcel accounted for approximately 11%, 9% and 11%, respectively, and the products supplied by Valley accounted for approximately 10%, 11%, and 8%, respectively, of our product purchases in those years.

We generally do not independently warrant the products that we distribute and sell. Instead, the manufacturers generally warrant those products and allow us to return defective products, including those that have been returned to us by our customers. Additionally, we often are able to obtain indemnification agreements from our product suppliers to protect us against product liability claims that may arise out of the use of the products they manufacture and supply to us for resale.

In the last quarter of 2005, we began selling a line of portable generators manufactured in China. Under our product supply arrangement with the manufacturer, we will be sharing in the costs of providing warranty services for these products. As of yet, we do not have sufficient experience with these products to be able to predict, with any accuracy, the warranty costs that we may incur under this arrangement and, as a result, we have not yet established any reserves for such costs or for possible warranty claims that may be made with respect to these products. We do, however, maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including these products.

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

As discussed earlier in this Report, we have recently begun selling a line of portable generators, not only in the RV and boating After-Markets, but also in other markets in which we have not previously sold products. We also intend to seek additional products that we can begin sourcing from overseas suppliers and that we can import and sell into other markets in the United States and Canada. We expect to encounter intensive competition from other manufacturers and distributors of competing products. Many of those companies will be larger and have greater marketing and financial resources than we do and are likely to be better known in these markets than we are. Therefore, there is no assurance that we will be successful in competing against those companies.

Employees

At December 31, 2005, we had approximately 400 full-time employees, which include employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

Our Website

Our internet website address is www.coastdistribution.com. Our Annual Report to Stockholders and all of our SEC filings are available on our website.

ITEM 1A.	RISK FACTORS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements are estimates or predictions of our future financial performance or financial condition, or are statements about financial or market trends that may affect our future results of operations, which are based upon current information and which are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats are affected by consumers’ level of discretionary income and their confidence about economic conditions; the availability and prices of gasoline; prevailing interest rates; and weather conditions. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which cause consumers to reduce their purchases and usage of RVs and boats;

•	Increases in the prices and shortages in the supply of gasoline, which increase the cost of using, and the willingness of consumers to purchase and use, RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for RVs and boats and accessories for RVs and boats;

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which cause period-to-period fluctuations in our sales and financial performance.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing sales revenue and our gross profit margins and earnings.

Reliance on Sole Sources of Supply for Certain of our Products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other manufacturing problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship, our sales and earnings could decline, possibly to a significant extent.

The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on their RVs and boats at the time of manufacture that, historically were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and in reduced earnings.

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal of and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement and, as discussed in the Section of this Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” the interest we have to pay on such debt impacts our operating results.

Risks Related to New Proprietary Products Strategy. We have begun sourcing and buying from overseas manufacturers and marketing and selling new products into new markets. We do not have experience in marketing and selling products in some of those markets and there is no assurance that these products will gain acceptance among customers in those markets. We also expect to encounter stiff competition from companies that manufacture or market competing products. We expect that many of those companies will be larger and will have greater financial and marketing resources than we have. Also, we will have greater responsibilities in marketing and providing warranty protection and service for these products. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims related to these products.

Product Liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the product manufacturers. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. Although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have.

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.05 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited, to our future financial performance and our available cash resources and the cash requirements of our business and, possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly cash dividends will be equal to the $0.05 per share called for by our current dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Additional uncertainties and risks that could affect our future financial performance or future financial condition are discussed above in Part I of this Report, entitled “BUSINESS” and in the Section of this Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION” and you are urged to read those sections as well.

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

We operate 13 regional distribution centers in 12 states in the United States and 4 regional distribution centers, each located in a different Province in Canada. All of these facilities are leased under triple net leases which require us to pay, in addition to rent, real property taxes, insurance and maintenance costs. The following table sets forth certain information regarding those facilities.

Location	Square Footage	Lease Expiration Date
Wilsonville, Oregon	57,000	December 31, 2006
Visalia, California	188,000	October 31, 2015
Fort Worth, Texas	90,670	April 30, 2009
San Antonio, Texas	27,300	June 30, 2008
Denver, Colorado	50,000	September 30, 2009
Elkhart, Indiana	109,000	January 31, 2007
Lancaster, Pennsylvania	64,900	June 30, 2009
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2008
Gilbert, Arizona	36,500	March 31, 2007
Salt Lake City, Utah	30,400	June 30, 2008
Johnstown, New York	52,500	November 30, 2009
Eau Claire, Wisconsin	36,000	October 31, 2009
St. Bruno, Quebec	40,715	January 1, 2010
Orillia, Ontario	34,020	December 1, 2006
Calgary, Alberta	30,750	December 1, 2008
Langley, British Columbia	22,839	May 31, 2009

Our executive offices are located in Morgan Hill, California, a suburb of San Jose, where we lease 26,000 square feet of office space. Our address is 350 Woodview Avenue, Morgan Hill, California 95037 and our telephone number at that location is (408) 782-6686.

We also lease 1,500 square feet of office space in Seattle, Washington and 2,000 square feet in Anchorage, Alaska, where we maintain sales offices.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incidental to our operations, and since we have insurance, and in many instances also indemnities from the manufacturers from which we obtain our products, for such potential liabilities, we believe that such litigation will not materially affect our financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Thomas R. McGuire	62	Chairman of the Board and Chief Executive Officer
Sandra A. Knell	48	Executive Vice President — Finance and Chief Financial Officer and Secretary
David A. Berger	51	Executive Vice President — Operations
Dennis A. Castagnola	58	Executive Vice President — Sales

Set forth below is certain information regarding the Company’s executive officers.

THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been its Chairman of the Board and Chief Executive Officer since the Company’s inception in 1977.

SANDRA A. KNELL. Mrs. Knell has been the Company’s Executive Vice President — Finance, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP. Mrs. Knell is a Certified Public Accountant.

DAVID A. BERGER. Mr. Berger has served as an Executive Vice President of the Company since May 1988. From August 1986 to May 1988, Mr. Berger was Senior Vice President — Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories that we acquired in 1985.

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

The following table sets forth, for the calendar quarters indicated, (i) the range of the high and low per share sales prices of our common stock as reported by the American Stock Exchange and (ii) the cash dividends per share that we paid to our stockholders.

	High	Low	Cash Dividends Per Share
2005
First Quarter	$8.20	$5.88	$0.04
Second Quarter	6.42	3.99	0.04
Third Quarter	6.10	4.71	0.04
Fourth Quarter	7.65	5.44	0.04
2004
First Quarter	$7.60	$5.41	$—
Second Quarter	7.48	5.82	0.06
Third Quarter	7.89	6.60	0.06
Fourth Quarter	7.48	5.70	—

On March 17, 2006 the closing price per share of the Company’s common stock on the American Stock Exchange was $6.51 and there were approximately 725 holders of record of the Company’s common stock.

Dividend Policy

In January 2005, our Board of Directors adopted a cash dividend policy that provided for the payment of an expected total annual cash dividend of $0.16 per common share, payable in the amount of $0.04 per share per quarter. In accordance with that policy, in 2005 we paid cash dividends to our stockholders totaling $727,000. In 2004 and 2003, we paid special cash dividends to our stockholders in amounts aggregating $549,000, or $0.12 per share, and $265, 000, or $0.06 per share, respectively. In January 2006, our Board of Directors increased the regular quarterly cash dividend to $.05 per share. We expect, therefore to pay cash dividends in 2006 totaling approximately $880,000 (which is based on the assumption that the average number of shares outstanding during 2006 will be approximately 4,400,000).

The payment of quarterly cash dividends in the future pursuant to this policy will be subject to final determination by the Board of Directors each quarter, based on its review of a number of considerations, including the Company’s financial performance and its available cash resources and its cash requirements. It also could become necessary for us to obtain the consent of the lender under our credit facility in order to pay cash dividends pursuant to this dividend policy. For these reasons, as well as others, there can be no assurance that future dividends will, in fact, be equal to the amounts provided for in this policy or that the dividend policy will not have to be changed or suspended, or even terminated in its entirety, in the future.

Repurchases of Common Stock

In 2005, our Board of Directors adopted stock repurchase plans which authorized the Company to repurchase, in the aggregate, up to of $2,940,000 of shares of our common stock in open market or private transactions in accordance with the applicable rules of the Securities and Exchange Commission. Pursuant to those plans, we purchased a total of 280,008 shares of our common stock during 2005, for an aggregate purchase price of approximately $1,440,000.

The following table sets forth information regarding our share repurchases during the quarter ended December 31, 2005

	(a)		(b)	(c)	(d)
Period (1)	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	25,700		$5.92	25,700	$360,000
November 1, 2005 to November 30, 2005	4,800		$6.14	4,800	$330,000
December 1, 2005 to December 31, 2005	4,440	(1)	$6.96	4,440	$1,500,000	(2)

Total	34,940		$6.08	34,940

(1)	These 4,440 shares were purchased between December 9 and December 12, 2005.

(2)	On December 9, 2005, the Company publicly announced that its Board of Directors had authorized the Company to make up to an additional $1.2 million of share repurchases under this program, which had the effect of increasing the dollar amount of the shares that might yet be purchased under this program from $300,000 to $1,500,000.

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on June 3, 2005 and at that time authorized up to $1.5 million of share repurchases and, as of December 31, 2005, a total of $1,200,000 of shares had been purchased under this program. As indicated in footnote (2) to the above table, on December 9, 2005, the Company publicly announced that its Board of Directors had authorized a $1.2 million increase in the dollar amount of shares that may be repurchased under this program. However, no shares have, as yet, been repurchased pursuant to that authorization. This program does not have an expiration date and it is the Company’s current intention to make additional share repurchases under this program. However, the Company may elect to suspend share repurchases at any time or from time to time and there is no assurance that any additional shares will be repurchased under this program.

Preferred Stock Rights Dividend

On February 1, 2006, a Special Committee of the Board of Directors, comprised solely of independent directors who also constituted a majority of the Board, approved the adoption of a Shareholder Rights Plan and declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on February 15, 2006. No separate Rights certificates have been distributed to the Company’s stockholders as a result of the dividend distribution. Instead, the Rights are attached to common stock certificates representing the Company’s outstanding shares and are not exercisable and do not trade separately from the Company’s common stock.

However, subject to extension by the Board of Directors in certain circumstances, the Rights will separate from the common stock and a distribution date (the “Distribution Date”) will occur, ten (10) days following the earlier to occur of (i) a public announcement that a person or group of affiliated or associated persons (a “Acquiring Person”) has acquired, or obtained the right to acquire, beneficial ownership of twenty-five percent (25%) or more of the Company’s outstanding shares, or (ii) the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning twenty-five percent (25%) or more of the outstanding shares of Common Stock. Unless the acquisition of such shares or the tender offer or exchange offer has been approved by the Company’s Board of Directors or meets certain other requirements, each Right will represent a right to purchase, for a purchase price of $25.00 per share, a number of newly issued shares of the Company’s common stock or, under certain circumstances, newly issued shares of the Acquiring Person, or its affiliated corporation, having an aggregate market value of two (2) times the exercise price of the Right.

If a Distribution Date does occur, then, as soon as practicable thereafter, Rights Certificates will be mailed to record holders of our outstanding common stock as of the close of business on the Distribution Date and, thereafter, the separate Rights Certificates alone will represent the Rights. Except as otherwise determined by the Board of Directors, only holders of shares of our common stock issued prior to a Distribution Date will be issued Rights.

The Rights are redeemable by action of the Board of Directors at any time prior to the occurrence of a Distribution Date at a redemption price of at a price of $0.001 per Right. Additionally, unless a Distribution Date has previously occurred, the Rights will expire at the close of business on February 15, 2007, unless the Company’s stockholders vote to approve the Rights by that date. If such stockholder approval is obtained, then, unless a Distribution Date has previously occurred, the Rights will expire at the close of business on February 15, 2009.

The issuance of the Rights dividend was intended to encourage any one seeking to acquire the Company to negotiate the terms of such an acquisition with the Board of Directors, rather than launching a hostile attempt to take control of the Company. The Board of Directors believes that, through negotiations, the Board and management would be able to better ascertain the intentions and capabilities of anyone seeking to gain control of the Company and take steps needed to achieve fair and non-discriminatory treatment of all stockholders of the Company. If the Board, as a result of such efforts, comes to support the proposed acquisition, it has the authority to redeem or modify the Rights. However, the existence of the Rights may also have the effect of discouraging acquisition proposals that might be viewed as favorable to the Company’s stockholders.

The terms of the Rights are set forth in a Rights Agreement dated as of February 3, 2006 (the “Rights Agreement”), between the Company and the Company’s transfer agent, U.S. Stock Transfer Corporation, as Rights Agent. The above summary of the Rights does not purport to be complete and is qualified in its entirety by reference to the Rights Agreement, which is attached as Exhibit 4.1 to the Company’s registration statement on Form 8-A filed with the Securities Exchange Commission on February 6, 2006 to register the Rights under the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2005, 2004 and 2003, and the selected balance sheet data at December 31, 2005 and 2004, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements. The selected operating data for the fiscal years ended December 31, 2002 and 2001, and the selected balance sheet data at December 31, 2003, 2002 and 2001, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Operating Data:
Net Sales	$176,341	$171,833	$156,478	$145,816	$134,958
Cost of sales (including distribution costs)	143,732	138,792	129,094	122,614	115,740

Gross margin	32,609	33,041	27,384	23,202	19,218
Selling, general and administrative expenses	24,932	24,502	22,087	20,561	22,044

Operating income (loss)	7,677	8,539	5,297	2,641	(2,826)
Equity in net earnings of affiliated companies	90	52	54	9	107
Other income (expense)
Interest expense	(1,308)	(1,117)	(1,269)	(1,456)	(2,293)
Other	30	(35)	108	684	1,319

	(1,278)	(1,152)	(1,161)	(772)	(974)
Earnings (loss) before income taxes and cumulative effect of accounting change	6,489	7,439	4,190	1,878	(3,693)
Income tax provision (benefit)	2,732	3,033	1,743	791	(1,179)

Earnings (loss) before cumulative effect of accounting change	3,757	4,406	2,447	1,087	(2,514)
Cumulative effect of accounting change	—	—	—	(6,325)	—

Net earnings (loss)	$3,757	$4,406	$2,447	$(5,238)	$(2,514)

Net earnings (loss) per share-diluted
Before cumulative effect of accounting change(1)	$0.79	$0.91	$0.53	$0.25	$(0.58)
Cumulative effect of accounting change	—	—	—	(1.44)	—

Net earnings (loss) per share-diluted	$0.79	$0.91	$0.53	$(1.19)	$(0.58)

Shares used in computation of net earnings (loss) per share	4,735	4,855	4,635	4,387	4,360

	At December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Working capital	$46,888	$49,212	$44,685	$39,862	$35,227
Total assets	63,533	67,236	62,101	57,013	60,471
Long-term obligations(2)	19,746	23,444	23,799	23,140	21,785
Stockholders’ equity	30,421	28,446	23,898	20,548	25,610

(1)	See Note J to the Company’s Consolidated Financial Statements.

(2)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT OVERVIEW

Factors Generally Affecting Sales of RV and Boating Products

We believe that we are one the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increase in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the consumers’ costs and the difficulties of using their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. Moreover, we have found, at least since September 11, 2001, that usage and purchases of RVs also can be affected by geopolitical conditions. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline and unusually adverse weather conditions and, in some cases, geopolitical events as well.

Overview of Fiscal 2005 Operating Results

The following table provides income statement data for the fiscal years ended December 31, 2005, 2004 and 2003, and compares our fiscal 2005 operating results to our operating results in each of the two immediately preceding fiscal years. Dollars are in thousands, except per share data.

	Year Ended December 31
	2005	2004	2003	Increase (Decrease) 2005 vs. 2004		Increase (Decrease) 2005 vs. 2003
	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net Sales	$176,341	$171,833	$156,478	$4,508	2.6%	$19,863	12.7%
Gross profits	32,609	33,041	27,384	(432)	(1.3)%	5,225	19.1%
Selling, general and administrative expenses	24,932	24,502	22,087	430	1.8%	2,845	12.9%
Operating income	7,677	8,539	5,297	(862)	(10.1)%	2,380	44.9%
Interest expense	(1,308)	(1,117)	(1,269)	191	17.1%	39	3.1%
Earnings before income taxes	6,489	7,439	4,190	(950)	(12.8)%	2,299	54.9%
Provision for income taxes	2,732	3,033	1,743	(301)	(9.9)%	989	56.7%
Net earnings	$3,757	$4,406	$2,447	$(649)	(14.7)%	$1,310	53.5%
Net earnings per share-diluted	$0.79	$0.91	$0.53	$(0.12)	(13.2)%	$0.26	49.1%

There were industry-wide declines both in the sales and the usage of RVs and boats in 2005, due to a number of factors, including rising gasoline prices and increases in interest rates and, in the first four months of 2005, unseasonably bad weather conditions, particularly in California which sustained record rainfalls during that period. Notwithstanding those conditions, as the above table indicates, our fiscal 2005 sales increased by 2.6% as compared to 2004, when sales and usage of RVs and boats were relatively strong, and increased by 12.7% as compared to fiscal 2003. We attribute our success in increasing our sales during 2005, despite difficult market conditions, largely to gains in our share of the RV and boating parts and accessories markets. We believe that those gains were primarily attributable to an increase in the volume of sales of proprietary products, which more than offset the effects on sales of strategic price reductions on selected products during the first half of 2005 that we implemented in response to increased price competition from our competitors.

However, as indicated in the table above, our gross margin, operating income and net income declined in fiscal 2005 as compared to 2004. The declines in gross margin and operating income were primarily attributable to (i) higher freight costs, due largely to rising gasoline prices, (ii) higher steel prices that led to increases in the prices we pay for some of our products, and (iii) strategic price reductions on selected products in response to increased price competition in our markets. The decline in net earnings in 2005, as compared to 2004, was due primarily to the combined effects of the reduction in gross profits, the increase in interest expense, which was due primarily to increases in the prime lending rate, which determines the rates at which we pay interest on our bank borrowings, and the increase in selling, general and administrative expenses.

Our gross profits, operating income and net income were higher in 2005 than in 2003, increasing by 19.1%, 44.9% and 54.5%, respectively. We believe these improvements were largely attributable to increases in the number of proprietary products we source from the Far East and increased acceptance and demand, by consumers, of those proprietary products.

Outlook for 2006

The higher gasoline prices and increased interest rates have continued into 2006 and we expect that they will continue to adversely affect purchases and usage by consumers of RVs and boats, at least during the first two quarters of 2006. Our strategic goals for 2006 are to capture additional market share and, thereby, achieve increases in sales, and to improve our gross margin, despite these market conditions, primarily by continuing to increase our sales of proprietary products that we source from the Far East, including products from new supply sources in China that we established during the fourth quarter of 2005. We generally are able to realize higher margins on sales of proprietary products, which we believe have gained greater acceptance among users of RVs and boats during the past three years and which enabled us to gain market share in 2003, 2004 and 2005. No assurance can be given, however, that we will be able to achieve these goals because, as is described above under the caption “Factors Generally Affecting Sales of RV and Boating Products”, and in Item 1A of this Report, entitled “RISK FACTORS”, our sales and profitability can be affected by a number of conditions that are outside of our control.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax loss and credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then, based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends and any other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased to replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statement of operations in the periods when those allowances are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic slowdowns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes, for their full effects on our business to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products to or to perform services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for the services rendered to it. Additionally, in the case of a business that grants its customers contractual rights to return products sold to them, GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which its sales are recorded based primarily on the nature, extensiveness and duration of those rights and historical return experience.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible amounts or receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic and market trends that can affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events that require such increases become known. For example, if the financial condition of some of our customers or economic or market conditions were to deteriorate, adversely affecting their ability to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At December 31, 2005 the aggregate amount of that deferred tax asset was approximately $2.1 million. Under applicable federal and state income tax laws and regulations, tax loss carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

Long-Lived Assets and Goodwill. Long-lived assets, such as property and equipment and goodwill and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period. Revenues and expenses of our foreign subsidiaries are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive earnings. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

RESULTS OF OPERATIONS

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of income for the respective periods indicated below:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales(1)	81.5	80.8	82.5
Gross profit	18.5	19.2	17.5
Selling, general & administrative expenses	14.1	14.2	14.1
Operating income	4.4	5.0	3.4
Interest expense	(0.7)	(0.7)	(0.8)
Earnings before taxes	3.7	4.3	2.7
Income tax (provision)	(1.5)	(1.8)	(1.1)
Net earnings	2.2%	2.5%	1.6

Net Sales.

Net sales consist of revenues from the sale of RV and boating products, net of an allowance for product returns. The following table sets forth certain information regarding the increases in net sales in fiscal 2005, fiscal 2004 and fiscal 2003. Dollars in the table are in thousands.

Year Ended December 31,
2005	2004	% Increase 2005 vs. 2004	2003	% Increase 2004 vs. 2003
$176,341	$171,833	2.6%	$156,478	9.8%

We believe that the increase in net sales in 2005, as compared to 2004, was primarily attributable to an increase in our share of RV After-Market sales during the year, because the increase in sales was achieved despite an industry-wide slowdown in purchases and usage of RVs that was primarily attributable to increases in gasoline prices and interest rates and a decline in consumer confidence. We believe that we were able to achieve this increase in market share primarily as a result of greater acceptance of and greater demand for our proprietary products in the marketplace, as indicated by increases in our sales of those products to our existing customers and an increase in the number of customers purchasing those products from us, including customers that had not purchased products from us in the past.

The increase in net sales in 2004, as compared to 2003, we believe, was due to a number of factors, including (i) increased demand for RV products, particularly in the first half of the year, which we believe was largely due to an improving economic environment and relatively low market rates of interest, (ii) increased acceptance of and greater demand among After-Market Customers for our Coast branded proprietary products, and (iii) an improvement in our service levels to our customers primarily as a result of our inventory management system.

Gross Margin

Gross profit is calculated by subtracting the cost of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Gross profit	$32,609	$33,041	$27,384
Gross margin	18.5%	19.2%	17.5%

In 2005 our gross margin declined to 18.5%, as compared to 19.2% in 2004. This decline was primarily attributable to (i) increases in freight and shipping costs, (ii) an increase in steel prices, which affected the prices to us of some of the products we purchased from our suppliers, and (iii) selected price reductions in the first half of 2005 that we implemented in response to increased price competition in our markets as a result of an industry-wide slowdown in sales.

The increase in our gross margin in 2004, as compared to 2003, was due primarily to (i) a change in the mix of products sold to a greater proportion of higher-margin products, including our proprietary products, (ii) price increases implemented in 2004 on selected product lines, (iii) continued strengthening in the Canadian dollar which reduced our Canadian subsidiary’s cost of purchasing products for resale from U.S. based suppliers, and (iv) the fact that the fixed components of our warehouses costs were being spread over increased sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, labor and administrative costs, professional fees and expenses and the provision made for uncollectible accounts.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Selling, general and administrative expenses	$24,932	$24,502	$22,087
As a percentage of net sales	14.1%	14.3%	14.1%

SG&A expenses increased by $430,000 or 1.8% in 2005, due primarily to an increase in promotional and marketing expenses, and to a lesser extent, an increase in selling and administrative labor. However, as a percent of sales, SG&A expenses declined to 14.1% of net sales in 2005 from 14.3% in 2004.

In 2004, SG&A expenses increased in absolute dollars, by $2,415,000 or 10.9%, and as a percentage of net sales to 14.3% as compared to 14.1% in 2003. This increase was due primarily to increases in selling expenses and marketing costs, including the costs of our annual dealer buying show held in the first quarter of the year, and in insurance costs and professional fees.

The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Operating income	$7,677	$8,539	$5,297
As a percentage of net sales	4.4%	5.0%	3.4%

The decrease in operating income in 2005, as compared to 2004, was due primarily to the decrease in our gross margin during the year and the increase in selling, general and administrative expenses, which more than offset the increase in our net sales in 2005.

The increase in operating income in 2004, as compared to 2003, was due to the combined effects of the increase in our net sales and gross margin, which more than offset the increase in selling, general and administrative expenses in 2004.

Other Income (Expense)

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Other income (expense)
Interest expense	$(1,308)	$(1,117)	$(1,269)
Other	30	(35)	108

Total	$(1,278)	$(1,152)	$(1,161)

As a percentage of net sales	(0.7)%	(0.7)%	(0.7)%

Interest expense is the largest component of other income (expense). In 2005 interest expense increased by $191,000 or 17% as compared to 2004. This increase was the result of increases in the rate of interest charged on borrowings under our bank line of credit, due primarily to increases in prevailing market rates of interest to which the interest rate on our borrowings is tied. In 2004, interest expense decreased by $152,000 or 12% as compared to 2003. This decrease was primarily the result of reductions in interest rates during 2004.

Income Tax Provision

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income tax provision	$2,732	$3,033	$1,743
As a percentage of net sales	1.5%	1.8%	1.1%
Effective tax rate	42.1%	40.8%	41.6%

Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. The decrease in the income tax provision in 2005, as compared to 2004, was primarily attributable to the decrease in taxable income. The increase in the effective tax rate in 2005, as compared to 2004, was largely due to a tax accrual for unremitted earnings of our foreign affiliate in Taiwan. The increase in the income tax provision in 2004 was primarily attributable to the increases in taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. Under the terms of the revolving credit facility, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at LIBOR, plus 1.5 percent.

The revolving credit agreement with the bank contains certain restrictive covenants, including covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on mergers and consolidations. The Company was in compliance with all the covenants as of December 31, 2005.

At March 17, 2006, outstanding borrowings under the revolving credit facility totaled $27,426,000. Our bank borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness of the Company.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 2% 10 day, net 30-day terms. During late fall and in winter, however, certain of our customers receive payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and fourth quarters of each year than during other parts of the year. We have been able to obtain similar extended payment terms from some of our suppliers, which reduced the amounts we had to borrow under our credit facility to make inventory purchases. There is no assurance that we will be able to obtain extended payment terms from our suppliers in the future. If we are unable to do so, it would require us to incur additional borrowings under our credit facility or could adversely affect our ability to timely pay our creditors and to purchase inventory. Also, in the event our customers delay their payments to us, our payments to our creditors would have to be funded with additional bank borrowings or would have to be delayed.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

During 2005, our operations generated cash of more than $7.5 million, including (i) net profits of $3.8 million and (ii) cash of nearly $6.6 million attributable to inventory reductions, which were partially offset by a $1.7 million increase in accounts receivable and reductions of $1.9 million in our accounts payable. Those inventory reductions were primarily the result of our implementation of an inventory management program by which we reduced slower moving and less profitable product lines, and a leveling in product sales during 2005.

We also used cash in 2005 primarily (ii) to reduce our net borrowings under our revolving bank credit line by $4.1 million; (ii) to repurchase $1,440,000 of our shares; (iii) to pay cash dividends of $727,000 pursuant to our dividend policy described below; and (iv) to fund $1,324,000 of capital expenditures, primarily for warehouse equipment related to the relocation and expansion of our Visalia, California warehouse and distribution center, and enhancement of our computer system, including purchases of new computer equipment, and purchases of telephone and other warehouse equipment. We expect to make capital expenditures in 2006 that we estimate will range between $400,000 and $600,000 in connection with a planned expansion of our distribution center in St. Bruno, Quebec. Those expenditures will be in addition to capital expenditures of a recurring nature, such as for replacement and upgrading of equipment, that we expect will range from $600,000 to $800,000.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2005, rent expense under all operating leases totaled approximately $3,685,000. The following table sets forth our future operating lease commitments, at December 31, 2005 (in thousands of dollars):

Year Ending December 31,
2006	$3,897
2007	3,131
2008	2,878
2009	2,274
20010	1,517
Thereafter	4,646

$18,343

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2005:

Contractual Obligations at December 31, 2005:	Total of Contractual Obligations	Maturities of Contractual Obligations
		Less than One year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations	$19,239	$—	$—	$19,239	$—
Capital lease obligations	662	155	262	245	—
Operating lease obligations	18,343	3,897	6,009	3,791	4,646
Purchase obligations	—	—	—	—	—

Totals	$38,244	$4,052	$6,271	$23,275	$4,646

Dividend Policy. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends of $0.04 per share to our stockholders in March, June, September and December of each year. Pursuant to that policy we paid total cash dividends in 2005 of $727,000.

In the first quarter of 2006, our Board of Directors approved an increase in the quarterly dividend to $0.05 per share. We expect, therefore, to pay cash dividends in 2006 totaling approximately $880,000.

Share Repurchases. In 2005, our Board of Directors adopted share repurchase programs authorizing repurchases by us of up to an aggregate of $2,940,000 of our shares of common stock in open market or private transactions. During 2005, we made share repurchases totaling $1,440,000 pursuant to those programs. We funded the share repurchases with a combination of internally generated funds and borrowings under our revolving credit facility.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2006 will be to fund operations and the capital expenditures, cash dividends and additional share repurchases and we anticipate that we will be able to fund those cash requirements in 2006 with borrowings under our revolving credit facility and internally generated funds.

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

SEASONALITY AND INFLATION

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from March through August than we do during the remainder of the year. Because a substantial portion our expenses are fixed, operating income declines and we sometimes incur losses, and must rely more heavily on borrowings to fund operating requirements, during the period from September through February when sales are lower due primarily to winter weather conditions.

The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2005 and 2004. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Unaudited)
Revenues	$49,877	$51,737	$45,419	$29,307
Gross profit	9,699	10,038	8,585	4,286
Net earnings (loss)	978	2,151	1,674	(1,046)
Net earnings (loss) per share — diluted	0.20	0.45	.36	(0.24)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Unaudited)
Revenues	$48,697	$52,141	$43,519	$27,476
Gross profit	9,965	10,749	8,370	3,957
Net earnings (loss)	1,459	2,643	1,303	(999)
Net earnings (loss) per share — diluted	0.30	0.55	0.27	(0.22)

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2005, we had outstanding $19.2 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2005, there were no such agreements outstanding.

Approximately 23% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP

San Jose, California

March 6, 2006

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2005	2004
ASSETS
Current Assets
Cash	$1,744	$880
Accounts receivable (less allowance for doubtful accounts of $1,210 in 2005 and $1,325 in 2004)	17,025	15,335
Inventories	37,545	44,151
Prepaid expenses	887	1,039
Deferred income taxes	2,266	2,756
Income tax refunds receivable	583	207

Total current assets	60,050	64,368
Property, Plant and Equipment	2,634	2,068
Other Assets	849	800

	$63,533	$67,236

LIABILITIES
Current Liabilities
Accounts payable	$9,573	$11,444
Accrued liabilities	3,434	3,666
Current maturities of long-term obligations	155	46

Total current liabilities	13,162	15,156
Long-Term Obligations	19,746	23,444
Deferred income taxes	204	190
Commitments	—	—
Stockholders’ Equity
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,416,760 and 4,638,280 issued as of December 31, 2005 and 2004, respectively	16,069	17,297
Accumulated other comprehensive earnings	766	593
Retained earnings	13,586	10,556

Total Stockholders Equity	30,421	28,446

	$63,533	$67,236

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net sales	$176,341	$171,833	$156,478
Cost of products sold (including distribution costs)	143,732	138,792	129,094

Gross margin	32,609	33,041	27,384
Selling, general and administrative expenses	24,932	24,502	22,087

Operating income	7,677	8,539	5,297
Equity in net earnings of affiliated companies	90	52	54
Other Income (expense)
Interest expense	(1,308)	(1,117)	(1,269)
Other	30	(35)	108

Earnings before income taxes	6,489	7,439	4,190
Income tax provision	2,732	3,033	1,743

Net earnings	$3,757	$4,406	$2,447

Basic earnings per share	$0.82	$0.96	$0.55

Diluted earnings per share	$0.79	$0.91	$0.53

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$3,757	$4,406	$2,447
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation	750	895	890
Amortization	25	41	54
Loss from sale of property and equipment	6	1	4
Equity in net earnings of affiliated companies, net of distributions	(45)	(22)	(39)
Gain from termination of non-competition agreement	—	—	(121)
Deferred income taxes	503	49	583
Change in assets and liabilities:
Accounts receivable	(1,690)	(2,536)	(681)
Inventories	6,606	(2,799)	(5,154)
Prepaids and income tax refunds receivable	(223)	51	(767)
Accounts payable	(1,871)	831	(296)
Accrued liabilities	(232)	(77)	1,130

	2,590	(4,530)	(5,768)

Net cash provided by (used in) operating activities	7,586	840	(1,950)
Cash flows from investing activities:
Proceeds from sale of property and equipment	8	7	1
Proceeds from termination of non-competition agreement	—	—	175
Decrease in other assets	(19)	(44)	(90)
Capital expenditures	(1,324)	(669)	(640)

Net cash used in investing activities	(1,335)	(706)	(554)
Cash flows from financing activities:
Net borrowings (repayments) under notes payable and line-of credit agreements	(4,133)	(310)	677
Proceeds from issuance of long-term debt	624	1	33
Repayments of long-term debt	(82)	(51)	(67)
Issuance of common stock under employee stock purchase and stock option plans	212	371	289
Retirement of common stock	(1,440)	(200)	—
Dividends paid	(727)	(549)	(265)

Net cash provided by (used in) financing activities	(5,546)	(738)	667
Effect of exchange rate changes on cash	159	493	832

Net increase (decrease) in cash	864	(111)	(1,005)
Cash beginning of year	880	991	1,996

Cash end of year	$1,744	$880	$991

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,333	$1,080	$1,233
Income taxes	2,635	3,364	761

Capital lease obligations totaling $624,000 were incurred in 2005 to finance the acquisition of new equipment.

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2003	4,390,864	$16,837	$4,517	$(806)	$20,548
Net earnings for the year	—	—	2,447	—	2,447
Foreign currency translation adjustments	—	—	—	879	879

Comprehensive earnings for the year					3,326

Issuance of common stock under employee stock purchase and option plans	129,234	289	—	—	289

Dividends paid	—	—	(265)	—	(265)

Balance at December 31, 2003	4,520,098	17,126	6,699	73	23,898
Net earnings for the year	—	—	4,406	—	4,406
Foreign currency translation adjustments	—	—	—	520	520
Comprehensive earnings for the year					4,926
Issuance of common stock under employee stock purchase and option plans	148,945	371	—	—	371

Retirement of common stock	(30,763)	(200)			(200)

Dividends paid	—	—	(549)	—	(549)

Balance at December 31, 2004	4,638,280	17,297	10,556	593	28,446
Net earnings for the year	—	—	3,757	—	3,757
Foreign currency translation adjustments	—	—	—	173	173
Comprehensive earnings for the year					3,930
Issuance of common stock under employee stock purchase and option plans	58,488	212	—	—	212

Retirement of common stock	(280,008)	(1,440)			(1,440)

Dividends paid	—	—	(727)	—	(727)

Balance at December 31, 2005	4,416,760	$16,069	$13,586	$766	$30,421

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

5. Segment Reporting. The Company has one operating segment which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. The Company distributes its recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of the Company’s revenues in 2005, 2004 or 2003.

6. Long-Lived and Intangible Assets. Long-lived assets, such as property and equipment, and goodwill and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount. Pursuant to SFAS 142, we stopped amortizing goodwill effective as of January 1, 2002.

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

8. Forward Exchange Contracts. On a selective basis, the Company enters into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

are recognized. The contracts do not subject the Company to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 2005 and 2004, there were no forward exchange contracts outstanding.

9. Income Taxes. The Company provides a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax deductions and tax loss carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur.

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

A total of 54,000 options in 2005, 7,000 options in 2004 and 19,000 options in 2003 were excluded from the computation of diluted earnings per share because their respective exercise prices per share were greater than the average market price of our shares of common stock during each of those periods.

12. Financial Instruments. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. As of December 31, 2005, the carrying value of long-term debt approximates its fair value, based on the current rates offered to the Company for debt of the same remaining maturities.

13. Accounts Receivable and the Allowance for Doubtful Accounts. The majority of our accounts receivable are due from RV and boat dealers, supply stores and service centers. Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments on their accounts. We regularly evaluate the adequacy of the allowance for doubtful accounts. We estimate potential losses on our accounts receivable on the basis of the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, adversely affecting their ability to make payments, we would make additional provisions to increase the allowance for doubtful accounts.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Had the compensation cost for the stock-based awards been determined based on the fair value of those awards at their respective grant dates, consistent with the method prescribed in SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
Net earnings attributable to common stockholders
As reported	$3,757	$4,406	$2,447
Pro forma compensation expense	(51)	(57)	(63)
Pro forma net earnings	$3,706	$4,349	$2,384
Per share — Basic
As reported	$0.82	$0.96	$0.55
Pro forma compensation expense	(0.01)	(0.01)	(0.02)
Pro forma net earnings	$0.81	$0.95	0.53
Per share — Diluted
As reported	$0.79	$0.91	$0.53
Pro forma compensation expense	(0.01)	(0.01)	(0.02)
Pro forma net earnings	$0.78	$0.90	$0.51

The fair value of each option is estimated on the date of grant using a binomial model in 2005 and the Black-Scholes options-pricing model in 2004 and 2003 and the following weighted average assumptions:

	2005	2004	2003
Expected volatility	47.0%	43.0%	68.0%
Risk free interest rates	3.8%	3.2%	2.9%
Expected forfeiture rates	44.0%	45.0%	46.0%
Expected lives (in years)	4	5	5

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised), Share-Based Payment (“SFAS 123(R)”), which requires companies that grant stock options, stock purchase rights or other equity based compensation awards to employees to recognize the fair value of those options and shares as compensation cost over their respective service (vesting) periods in their financial statements. SFAS No. 123(R) is effective beginning in the first quarter of fiscal years ending after June 15, 2005.

As a result, effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective-transition method. Under this transition method, equity compensation costs that will be recognized in fiscal 2006 will include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on their grant-date fair values estimated in accordance with the provisions of SFAS No. 123(R). Operating results for periods prior to fiscal 2006 will not be restated to include stock based compensation as an item of expense and, accordingly, to that extent those prior period operating results will not be comparable to the operating results to be reported in periods after December 31, 2005.

Adoption of SFAS No. 123(R) is currently expected to reduce fiscal 2006 earnings by an amount consistent with the pro forma reductions in 2005 earnings set forth in the table above. However, application of SFAS No. 123(R) will involve judgments regarding the assumptions that will be used in the selected option pricing model for purposes of determining the fair values of option grants, including stock price volatility and employee exercise behavior. Those judgments, in turn, will be affected by our assessments of economic conditions and trends in our business and in our markets, both at the times options are granted and during the expected term of the option awards. As a result, the actual impact of the adoption of SFAS No. 123(R) on our future earnings could differ significantly from our current estimates.

15. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. In the last quarter of 2005, we began selling a line of products under a product supply arrangement with the manufacturer which provides for us to share in the costs of providing warranty services for these products. As of yet, we do not have sufficient experience with these products to be able to predict, with any accuracy, the warranty costs that we may incur under this arrangement and, as a result, we have not yet established any reserves for such costs or for possible warranty claims that may be made with respect to these

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

products. We do, however, maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including these products.

16. Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections (SFAS 154). SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting changes in accounting principle in the absence of explicit transition requirements specific to this newly adopted accounting principle. SFAS 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. SFAS. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our financial condition or operating results.

In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) supersedes Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” which permitted companies to make pro forma disclosures of the fair values of share based compensation awards granted to their employees and directors. Under SFAS No. 123(R), pro forma disclosures will no longer be permitted. Instead, SFAS No. 123(R) requires companies to record in their financial statements the fair values of stock options, restricted stock purchase rights and other forms of share based compensation awards granted to employees over their respective service periods. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. SFAS No. 123(R) becomes effective for public companies beginning in the first quarter of fiscal years ending after June 15, 2005, which in our case is the first fiscal quarter of 2006. See paragraph 14 above in this Note A.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107, “Share-Based Payment.” SAB 107 provides guidance regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, including guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, and disclosures in Management’s Discussion and Analysis of Financial Conditions and Results of Operations relating to the adoption of SFAS 123(R). We are reviewing the guidance in SAB 107 in conjunction with our implementation of SFAS No. 123(R) beginning with the first quarter of 2006.

NOTE B:	GOODWILL AND OTHER INTANGIBLE ASSETS

As of January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). In accordance with SFAS 142, we ceased amortizing goodwill recorded in past business combinations effective as of January 1, 2002. As a result, there is no charge for goodwill amortization expense contained in our statements of operations for the years ended December 31, 2005, 2004 and 2003. Intangible assets, including goodwill, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

NOTE C:	PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2005	2004
	(In thousands)
Warehouse equipment	$4,954	$4,307
Office equipment	6,330	6,050
Leasehold improvements	1,039	925
Automobiles	102	93

	12,425	11,375
Less accumulated depreciation and amortization	(9,791)	(9,307)

	$2,634	$2,068

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D:	LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2005	2004
	(In thousands)
Secured notes payable to bank due May 31, 2009	$19,239	$23,371
Capital lease obligations	662	119

	19,901	23,490
Current portion	155	46

	$19,746	$23,444

Subsequent to 2006, annual maturities of long-term obligations are $137,000 in 2007, $125,000 in 2008, $19,372,000 in 2009 and $112,000 in 2010.

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which is collateralized by substantially all of the Company’s assets. The expiration date on the revolving credit facility is May 2009. The Company may borrow up to the lesser of (i) $50,000,000 with a seasonal reduction to $40,000,000 each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 55% of the value of its eligible inventory. Interest is payable at the bank’s prime rate (7.25% at December 31, 2005) or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (4.38% at December 31, 2005) plus 1.5%.

The loan agreement with the bank contains certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on mergers and consolidations. The Company was in compliance with all the covenants as of December 31, 2005.

NOTE E:	COMMITMENTS

Operating Leases. The Company leases its corporate offices, warehouse facilities, and some of its office equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The office and warehouse leases expire over the next ten years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2005, in thousands of dollars, are as follows:

Year Ending December 31,
2006	$3,897
2007	3,131
2008	2,878
2009	2,274
2010	1,517
Thereafter	4,646

$18,343

Rent expense charged to operations amounted to $3,685,000 in 2005, $3,441,000 in 2004 and $3,602,000 in 2003.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE F:	STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option and Incentive Plans. In 2005, our Board of Directors adopted and our stockholders approved the 2005 Stock Incentive Plan (“the 2005 Plan”), which authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 shares were authorized for issuance under the 2005 Plan. As of December 31, 2005, no options or rights to purchase restricted stock were outstanding under the 2005 Plan. We also have in effect a 1999 Stock Incentive Plan (“the 1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 161,067 shares of our common stock granted under the 1999 Plan were outstanding at December 31, 2005. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 291,999 shares of our common stock remained outstanding under the 1993 Plan as of December 31, 2005.

A summary of the Company’s stock option plans is presented below:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	454,899	$3.33	555,000	$2.77	665,000	$2.96
Granted	62,000	6.98	33,000	6.31	51,000	3.65
Exercised	(52,833)	(1.86)	(131,101)	(1.66)	(105,500)	(1.88)
Forfeited	(11,000)	(6.92)	(2,000)	(7.88)	(55,500)	(7.55)

Outstanding at end of year	453,066	3.92	454,899	3.33	555,000	2.77
Exercisable at end of year	323,066	$3.05	373,232	$3.08	498,800	$2.72

Weighted average fair value per option granted	$2.36		$0.94		$2.14

The following information applies to options outstanding at December 31, 2005:

Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $3.50	244,066	$2.66	4	201,066	$2.50
$4.13 – $7.88	209,000	$5.38	5	122,000	$3.96

$0.63 – $7.88	453,066	$3.92	4	323,066	$3.05

Employee Stock Purchase Plan. In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the Company’s common stock were reserved for issuance under this Plan. The Plan is available to all full time employees (other than any employees that own 5% or more of our outstanding shares of common stock) and participation is voluntary. Employees who desire to participate may elect to do so at the beginning of an annual “purchase” period, at which time they are required to authorize payment for the shares they desire to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The price of the shares is determined at the end of the purchase period, at which time the participating employees have the option of having their withholdings applied to purchase shares under the Plan or withdraw from the Plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the plan is 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever price is lower.

The weighted average per share fair values of the awards under the Employee Stock Purchase Plan were $2.94, $0.56, and $0.61 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, there were a total of 195,535 shares available for future issuance under this Plan.

NOTE G:	EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan permits

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company contributed $85,000 to the plan in 2005 and $100,000 in 2004. No contribution was made by the Company to the plan in 2003.

NOTE H:	FOREIGN OPERATION

A summary of the Company’s operations by geographic area for the years ended of December 31, is presented below:

	2005	2004	2003
	(In thousands)
Sales to external customers
United States	$141,415	$139,201	$128,441
Canada	34,921	32,625	28,002
Other	5	7	34
Operating income
United States	$7,526	$7,537	$3,971
Canada	46	870	1,222
Other	105	132	104
Identifiable assets
United States	$52,231	$54,192	$50,960
Canada	10,155	11,967	10,024
Other	1,147	1,077	1,117

NOTE I:	INCOME TAXES

Pretax income for the years ending December 31 2005, 2004 and 2003 was taxed under the following jurisdictions:

	2005	2004	2003
	(In thousands)
Domestic	$6,625	$6,752	$3,126
Foreign	(136)	687	1,064

	$6,489	$7,439	$4,190

The provision for income taxes is summarized as follows for the year ended December 31:

	2005	2004	2003
	(In thousands)
Current:
Federal	$1,790	$2,395	$553
State	451	300	178
Foreign	(13)	289	429

	$2,228	$2,984	$1,160

Deferred:
Federal	$338	$(178)	$580
State	78	218	46
Foreign	88	9	(43)

	$504	$49	$583

Income tax provision	$2,732	$3,033	$1,743

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2005	2004
	(In thousands)
Deferred tax assets
Inventory	$1,780	$2,204
Bad debt provision	286	342
Property, plant and equipment	42	36
Loss carryforwards	1	14
Other	239	194

Gross deferred tax assets	2,348	2,790
Less valuation allowance	(40)	—

	$2,308	$2,790

Deferred tax liabilities
Investment in affiliates	$(26)	$(29)
Property, plant and equipment	(130	(196)
Unremitted earnings of foreign affiliates	(90)	—

Gross deferred tax liabilities	(246)	(225)

Net deferred tax assets	$2,062	$2,565

A reconciliation between actual tax expense for the year and expected tax expense is as follows:

	2005	2004	2003
	(In thousands)
Earnings before income taxes	$6,489	$7,439	$4,190

Expected income tax expense at 34%	2,206	2,529	1,425
Difference in rates on earnings of foreign operations	7	65	23
Goodwill amortization and other nondeductible expenses	81	70	60
State taxes (net of federal benefit)	332	423	235
Foreign withholding tax on current year repatriation	36	—	—
Change in valuation allowance	1	—	(70)
Unremitted earnings of foreign subsidiaries	90	—	—
Exclusion of earnings of foreign affiliates	(20)	(5)	(3)
Other	(1)	(49)	73

Income tax provision	$2,732	$3,033	$1,743

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

NOTE J:	EARNINGS PER SHARE

	Year Ended December 31,
	2005	2004	2003
	(In thousands)
Numerator:
Net earnings	$3,757	$4,406	$2,447

Denominator:
Weighted average shares outstanding	4,566	4,577	4,436
Dilutive effect of stock options	179	278	199

Denominator for diluted earnings per share	4,745	4,855	4,635

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K:	ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2005	2004
	(In thousands)
Payroll and related benefits	$1,215	$1,219
Rent	435	453
Income and other taxes	336	317
Other	1,448	1,677

	$3,434	$3,666

NOTE L:	SIGNIFICANT CONCENTRATIONS

The Company’s ability to satisfy demand for its products may be limited by the availability of those products from the its suppliers. The Company purchases air conditioners from Airxcel, Inc. (“Airxcel”). Purchases from Airxcel accounted for approximately 11%, 9% and 11% of our net sales in 2005, 2004, and 2003. We purchased towing products from Valley Industries, Inc. (“Valley”). Purchases from Valley Industries amounted to 10% and 11% of the Company’s net sales in 2005 and 2004.

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2003, 2004 and 2005

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2003	$1,172,000	$364,000	$555,000	$981,000
Year Ended December 31, 2004	$981,000	$568,000	$224,000	$1,325,000
Year Ended December 31, 2005	$1,325,000	$494,500	$609,500	$1,210,000
__________
(1) Write-off of doubtful accounts and adjustments against the allowance.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2003	$2,023,000	$703,000	$327,000	$2,399,000
Year Ended December 31, 2004	$2,399,000	$508,000	$499,000	$2,408,000
Year Ended December 31, 2005	$2,408,000	$171,000	$374,000	$2,205,000
__________
(1) Write-off of slow-moving or obsolete inventory.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2003	$70,000	$—	$70,000	$—
Year Ended December 31, 2004	$—	$—	$—	$—
Year Ended December 31, 2005	$—	$40,000	$—	$40,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10–K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2006 for the Company’s annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2006 for the Company’s annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2006 for the Company’s annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2005:

	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted-Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	453,066		3.92		403,500
Employee stock purchase plan (1)	N/A	(1)	—	(1)	195,535
Equity compensation plans not approved by stockholders	—		—		—

	453,066		3.92		599,035

(1)	This plan is available to all full time employees (other than any employee that owns 5% or more of our outstanding shares of common stock) and participation is voluntary. Employees who desire to participate must elect to do so at the beginning of an annual “purchase” period at which time they must authorize payment for the shares they will purchase by payroll deduction to be made ratably over the purchase period. The price of the shares is determined at the end of the purchase period, at which time the employees have the option of having their withholdings applied to purchase shares under the plan or withdrawing from the plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the plan is 85% of the market price of the Company’s shares at the beginning of the purchase period, or at the end of the purchase period, whichever is lower.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2006 for the Company’s annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2006 for the Company’s annual stockholders’ meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 23 of this Report.

(2)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts is set forth at page 38 of this Report. All other schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits. See Index to Exhibits, elsewhere in this Report, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

Compensation Plans and Arrangements. Set forth below is a list of Compensation Plans and Arrangements that have been filed as exhibits with the Commission, together with the respective exhibit numbers thereof:

1993 Employee Stock Option and Incentive Plan — See Exhibit 10.31.

1997 Employee Stock Purchase Plan — See Exhibit 10.35.

1999 Employee Stock Option Plan — See Exhibit 10.36.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2006

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

Signature	Title	Date

/S/ THOMAS R. MCGUIRE Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	March 30, 2006

/S/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2006

/S/ JOHN W. CASEY John W. Casey	Director	March 30, 2006

/S/ LEONARD P. DANNA Leonard P. Danna	Director	March 30, 2006

/S/ BEN A. FRYDMAN Ben A. Frydman	Director	March 30, 2006

/S/ ROBERT S. THROOP Robert S. Throop	Director	March 30, 2006

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

4.1	Rights Agreement, dated as of February 3, 2006, between The Coast Distribution System, Inc. and U.S. Stock Transfer Corporation, which includes, as Exhibit A thereto, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B thereto, the Form of Rights Certificate and. as Exhibit C thereto, a Summary of Rights.( Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006)

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005.)

21	Subsidiaries of Registrant

23	Consent of Grant Thornton LLP, Independent Certified Public Accountants, re Consolidated Financial Statements of The Coast Distribution System, Inc.

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1