Form 10-K/A
period 2005-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2006-04-28
CIK 728303

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 782-6686

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Each Exchange on Which Registered)
Common Stock, par value, $.001 per share Preferred Share Purchase Rights, $0.001 per share	American Stock Exchange American Stock Exchange

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☑

The aggregate market value of the outstanding shares of common stock held by non-affiliates of Registrant as of April 20, 2006, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $27,903,000.

As of April 20, 2006, a total of 4,406,239 shares of Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

The Coast Distribution System, Inc. (“We”, “us”, “our”, or “Coast Distribution”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 10-K”) with the Securities and Exchange Commission (the “Commission”) on March 31, 2006. In the 2005 10-K, we had stated our intention to incorporate the information for Part III of that Report from our Proxy Statement for our 2006 Annual Meeting of Stockholders.

We are filing this Amendment No. 1 on Form 10-K/A to include the information for Part III in the 2005 10-K, because the Proxy Statement will not be ready in sufficient time to enable us to incorporate that information into the 2005 10-K by reference.

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

TABLE OF CONTENTS

		Page No.
Part III

Item 10	Directors and Executive Officers of the Registrant	1

Item 11	Executive Compensation	5

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	10

Item 13	Certain Relationships and Related Transactions	12

Item 14	Principal Accountant Fees and Services	12

Signature Page		S-1

Index to Exhibits		E-1

Exhibit 31.1	Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of Registrant

Set forth below is information regarding the Company’s directors

Name	Age	Position	Director Since	Current Term Expires
Thomas R. McGuire	62	Chairman of the Board, Chief Executive Officer and Director	1972	2006
Ben A. Frydman	59	Director	1988	2006
John W. Casey	64	Director	1998	2008
Robert S. Throop	68	Director	1995	2007
Leonard P. Danna	53	Director	2003	2007

Thomas R. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1977.

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2005. Mr. Frydman also is a director of Collectors Universe, Inc., a publicly traded company which is engaged in the business of providing grading and authentication and other value added services to collectors and dealers of high-value collectibles and diamonds.

John W. Casey has served as a director of the Company since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey also serves as a director of the Deschutes Basin Land Trust.

Robert S. Throop has served as a director of the Company since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc. (“Anthem”), a national distributor of semiconductor and computer products, which was a New York Stock Exchange listed company during Mr. Throop’s tenure as its Chief Executive Officer. Mr. Throop is also a director of the Manitowoc Company, a publicly traded company that is a leading manufacturer of industrial cranes, and Azerity, which is a privately owned business.

Leonard P. Danna has served as a director of the Company and Chairman of the Audit Committee of the Board of Directors since November 2003. Mr. Danna is, and since April 1999 has been, an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999, Mr. Danna was an audit partner with Grant Thornton LLP.

(b)	Executive Officers of Registrant

Information regarding the Executive Officers of the Registrant is set forth in Part I of this Report.

Family Relationships. There are no family relationships among any of the directors or executive officers of the Company.

The Board of Directors

In accordance with Delaware law and our Bylaws, the Board of Directors oversees the management of the business and affairs of the Company. The members of the Board keep informed about our business through discussions with management of the Company and its subsidiaries, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and in Board committee meetings.

During the fiscal year ended December 31, 2005, the Board of Directors of the Company held a total of 6 meetings and all of the directors attended at least 75 percent of the total of those meetings and the meetings of the Board committees on which they served during 2005.

Our Board members are encouraged to prepare for and attend all meetings of our stockholders and all meetings of the Board and the Board committees of which they are members. All five of our directors attended the 2005 Annual Meeting of Stockholders.

Number of Directors. The Board currently consists of five members. Our Bylaws provide that the Board of Directors is authorized to change the authorized number of directors from time to time, as it deems to be appropriate.

Term of Office of Directors. The Company’s Bylaws provide for a classified Board of Directors made up of three classes of approximately equal size, with one class of directors elected in successive years, each for a term of three years. The Board of Directors believes that a classified Board of Directors enhances the continuity of management of the Company, by insuring that at all times at least a majority of the directors will have prior experience on the Board. If a vacancy occurs in any Board position between Annual Meetings, the Board may fill the vacancy by electing a new director to that position. The Board of Directors also may create a new director position, assigning that position to one of the three classes of directors, and electing a new director to hold that position for a term ending at the Annual Meeting at which that class of directors will next stand for election. As a general rule, subject to the requirement that the classes of directors be comprised of an approximately equal number of directors, the Board will assign any such newly elected director to the class of directors that will stand for election at the first Annual Meeting that is scheduled to take place thereafter in order to give stockholders the opportunity, at the earliest practicable date, to vote on the election of that director.

Director Independence. The Board has determined, after careful review, that each member of the Board is independent under the definition of independence set forth in rules of the American Stock Exchange that are applicable to companies with shares listed on that Exchange (the “AMEX listed company rules”), with the exception of Mr. McGuire, our Chief Executive Officer. In reaching this conclusion, the Board considered all relevant facts and circumstances with respect to any direct or indirect relationships between the Company and each of the non-management directors. The Board determined that any relationships that now exist, or may have existed in the past, between the Company and any of the non-management directors have no material effect on their independence. Accordingly, based on the Board’s independence evaluation, four out of five of the current members of the Board are independent directors. In addition, all of the members of the standing committees of the Board are independent directors.

Committees of the Board of Directors

The Board has two standing committees: an Audit Committee and a Compensation Committee. Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2005 is set forth below. The Board of Directors, as a whole, functions as the Board Nominating Committee.

Audit Committee and Financial Experts. The members of the Audit Committee are Leonard P. Danna, its Chairman, Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the AMEX listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Our Board of Directors also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the Securities and Exchange Commission (the “SEC”). The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent public accountants engaged to audit the Company’s financial statements. Interested stockholders can obtain a copy of that Charter at our Internet website at www.coastdistribution.com. The Audit Committee held a total of 6 meetings during fiscal 2005. To ensure independence, the Audit Committee also meets separately with our outside auditors and members of management, respectively.

Compensation Committee. The members of the Compensation Committee are John W. Casey, who serves as the Committee’s Chairman, Robert S. Throop and Leonard Danna, each of whom is independent (as defined in the AMEX listed company rules). The Compensation Committee (i) sets the salaries of the Company’s executive officers, (ii) establishes incentive compensation and other benefit plans for our executive officers, and sets the performance targets and awards under management bonus programs; and (iii) administers, and makes determinations with respect to the granting and terms of stock options and rights to purchase common stock under, the Company’s Stock Incentive Plans. The Compensation Committee operates under a charter that sets forth the role and responsibilities of the Committee. A copy of that charter, which complies with applicable AMEX listed company rules, is accessible at our website at www.coastdistribution.com. The Compensation Committee held 2 meetings during fiscal 2005.

Nominating Committee. The Board of Directors has decided that the full Board should perform the functions of a nominating committee for the Company. It made that decision because the Board believes that selecting new Board nominees is one of the most important responsibilities the Board members have to our stockholders and, for that reason, all of the members of the Board should have the right and responsibility to participate in the selection process. The Board’s primary responsibility, when acting as Nominating Committee, is to identify and screen new candidates for Board membership. Each of the Board members, other than Mr. McGuire, is an “independent director” within the meaning of the AMEX listed company rules that are applicable to membership on Board Nominating Committees and the Board has decided that actions of the Board, in its role as Nominating Committee, can be taken only with the affirmative vote of a majority of the independent directors on the Board. Our Board of Directors has adopted a charter setting forth the responsibilities of the Board when acting as Nominating Committee. A copy of that charter, which complies with applicable AMEX listed company rules, is accessible at our website at www.coastdistribution.com. The Board met one time during 2005 in its role as Nominating Committee.

Corporate Governance Policies

Our Directors believe that sound governance practices and policies provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. In May 2004, our Board adopted the following governance policies, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the new requirements under the AMEX listed company rules and the Sarbanes-Oxley Act of 2002. Some of the principal subjects covered by those policies include:

•	Director Qualifications. Candidates for election to the Board will be evaluated on the basis of each candidate’s independence, experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries; his or her understanding of our business and the business environment in which we operate; and his or her ability and willingness to devote adequate time and effort to Board responsibilities, taking into account the candidate’s employment and other board commitments.

•	Independence and Responsibilities of Directors. A majority of the Directors will be independent directors (as defined in the AMEX listed company rules). Additionally, Directors are expected to act in the best interests of all stockholders; develop and maintain a sound understanding of our business and the industry in which we operate; prepare for and attend Board and Board committee meetings; and provide active, objective and constructive participation at those meetings.

•	Director Access to Management. Directors are to be permitted access to members of management and members of management will provide presentations regarding the functional areas of our business for which they are responsible to the Board.

•	Adequate Funding for the Board and its Committees. The Company will provide the funding necessary to enable the Board of Directors and each of its committees to retain independent advisors as the Board or such committees, acting independently of the Board, deem to be necessary or appropriate.

•	Director Participation in Continuing Education Programs. New directors will participate in programs designed to familiarize them with our business, strategic plans, significant financial, accounting and risk management issues, compliance programs, conflicts policies, code of business conduct and corporate governance guidelines. In addition, each incumbent director is expected to participate in continuing education programs relating to developments in the Company’s business and to corporate governance.

•	Annual Performance Evaluations. The Board and each Board committee will conduct an annual self-assessment of its performance.

•	Regularly Scheduled Executive Sessions Without Management. The independent directors of the Board will schedule and hold their own separate sessions to consider and evaluate the performance of the Company and its management and such other matters as they deem appropriate. In addition, the Audit Committee meets separately with the Company’s outside auditors.

Code of Business Conduct

We have adopted a Code of Business Conduct for our officers and employees. The Code also sets forth specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business and Ethical Conduct is posted on our Internet website at www.coastdistribution.com. We also intend to disclose, on our Internet website, any amendments to the Code and any waivers of its requirements that may be granted to our Chief Executive Officer or Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon information made available to us, we believe that all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, for the year ended December 31, 2005, that were applicable to our directors, executive officers and the holders of more than 10% of our outstanding shares, were satisfied.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation received in each of the years in the three year period ended December 31, 2005, by the Company’s Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2005 exceeded $100,000 (collectively, the “Named Officers”):

Summary Compensation Table

	Annual Compensation			Stock Options Shares (#)
Name and Principal Position	Year	Salary	Bonus ($)(1)
Thomas R. McGuire	2005	$263,042	$108,000	5,000
Chairman and Chief Executive Officer	2004	236,232	111,000	5,000
	2003	224,249	61,000	0

Sandra A. Knell	2005	$174,494	$74,000	5,000
Executive Vice President and Chief Financial Officer	2004	157,817	75,000	5,000
	2003	148,750	42,000	0

Dennis A. Castagnola	2005	$141,721	$74,000	5,000
Executive Vice President – Sales	2004	128,676	55,000	5,000
	2003	119,925	31,000	0

David A. Berger	2005	$129,721	54,000	5,000
Executive Vice President – Operations	2004	119,185	55,000	5,000
	2003	110,500	31,000	0

(1)	Bonuses were paid under annual management bonus plans adopted for each of the fiscal years ended December 31, 2003, 2004 and 2005 by the Compensation Committee. See “Report of the Compensation Committee” set forth below in this Report.

Option Grants

The following table sets forth information regarding the options to purchase shares of our common stock that were granted to the Named Officers during the fiscal year ended December 31, 2005:

Named Officers	Number of Securities Underlying Options	Percent of Total Options Granted to All Employees in Fiscal 2005(1)	Exercise Price ($/Share)(2)	Expiration Dates(2)	Potential Realizable Value of Options at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5%	10%
Thomas R. McGuire	5,000	9.3%	$7.29	2015	$22,900	$58,100
Sandra A. Knell	5,000	9.3%	$7.29	2015	$22,900	$58,100
Dennis A. Castagnola	5,000	9.3%	$7.29	2015	$22,900	$58,100
David A. Berger	5,000	9.3%	$7.29	2015	$22,900	$58,100

(1)	During the fiscal year ended December 31, 2005, we granted options to purchase an aggregate of 62,000 shares of our common stock to our directors and employees (including the Named Officers).

(2)	In each case, the options were granted at an exercise price that was equal to the closing price per share of our common stock as reported by the American Stock Exchange (AMEX) on their respective grant dates. The closing price per share of the Company’s common stock on December 31, 2005, as reported by AMEX, was $7.45.

(3)	Each of these options becomes exercisable in four annual installments of 25% of the total number of shares subject to the option, commencing one year after their respective dates of grant, and will expire on the 10th anniversary of the respective dates of grant, unless sooner exercised or terminated.

(4)	Potential realizable value is based on the assumption that our common stock appreciates at annual rates of 5% and 10%, compounded annually from the respective dates of grant and to the expiration of the respective ten-year terms of the options. These amounts are calculated based on Securities and Exchange Commission requirements and do not reflect our projection or estimate of future stock price growth.

Option Exercises in 2005 and Year-End 2005 Stock Option Data

Set forth below is information regarding the options exercised during fiscal 2005 by each of the Named Officers and the fiscal year-end values of the unexercised “in-the-money” options that each of the Named Officers held at December 31, 2005:

Name	Shares Acquired On Exercise	Value Received	Number of Shares Underlying Unexercised Options at Year-End		Value of Unexercised In-the-Money Options at Year-End(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thomas R. McGuire	20,000	$87,844	48,750	8,750	$159,388	$5,863
Sandra A. Knell	0	$0	71,250	8,750	$281,088	$5,863
Dennis A. Castagnola	0	$0	64,650	8,750	$304,043	$5,863
David A. Berger	13,000	$57,330	63,750	8,750	$272,663	$5,863

(1)	The value, as of December 31, 2005, of the “in-the-money” options held by the Named Officers was determined on the basis of the closing price of the Company’s common stock on the AMEX on December 31, 2005, which was $7.45 per share.

Director’s Compensation

In 2005, each non-employee director was paid a retainer of $8,000 per year and a fee of $2,000 for each Board of Directors’ meeting attended and $2,000 for attendance at each meeting of any Board committee on which he served that was held on a day other than the date of a Board meeting. Non-employee Board members also are reimbursed for the out-of-pocket expenses incurred in attending those meetings. Directors who also are Company employees receive no compensation for serving as directors.

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

Compensation Committee Interlocks

In fiscal 2005, the members of the Compensation Committee were John W. Casey, the Committee Chair, and Robert S. Throop and Leonard P. Danna, each of whom is an independent director (within the meaning of the AMEX listed company rules). No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company’s Board of Directors or of its Compensation Committee.

Report of the Compensation Committee

The Compensation Committee is a standing committee of our Board of Directors. The Compensation Committee (i) sets the salaries of the Company’s executive officers, (ii) establishes incentive compensation and other benefit plans for our executive officers, and sets the performance targets and awards under management bonus programs; and (iii) administers, and makes determinations with respect to the granting and terms of stock options and rights to purchase common stock under, the Company’s Stock Incentive Plans.

The following report is submitted by the members of the Compensation Committee with respect to the executive compensation policies that the Committee has established and the compensation paid or awarded to our Chief Executive Officer and the other Named Officers for fiscal 2005.

Compensation Policies and Objectives

In determining the compensation of and adopting compensation programs for the Named Officers and other management employees, the Compensation Committee is guided by three basic principles:

•	Coast Distribution must offer competitive salaries and benefits to be able to attract and retain highly-qualified and experienced executives and other key management personnel.

•	Annual cash compensation in excess of base salaries should be tied primarily to Coast Distribution’s performance or a combination of its performance and the achievement by Named Officers of specific performance goals established for them by the Board or Committee.

•	The financial interests of senior executives should be aligned with the financial interests of the stockholders, primarily through stock option grants, and other forms of equity-based compensation, under equity incentive programs that reward executives for improvements in the market performance of Coast Distribution’s common stock. It is the Compensation Committee’s policy, as well, to submit all such stock incentive programs for approval by the stockholders and to place limits on the number of shares for which options or stock purchase rights may be granted under those programs.

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

In the second half of 2001, Mr. McGuire, Ms. Knell and Messrs. Berger and Castagnola agreed to reduce their annual salaries by 15% as part of a Company-wide cost reduction program. Those salary reductions remained in effect throughout 2002 and 2003. During 2004, their salaries were restored to the pre-reduction levels. Salary figures shown in the Summary Compensation Table, set forth above in this report, reflect those reductions in fiscal 2003. The 2004 salaries in that Table reflect a partial restoration of their salaries, beginning from the effective date during 2004 that the restoration was first implemented.

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

The earnings goal for each year’s annual bonus program is established on the basis of the annual operating plan for that year that is initially developed by management and then is submitted to the Board of Directors for its review, possible modification and approval. The annual operating plan, which is designed to maximize the profitability within the constraints of prevailing economic and competitive conditions, some of which are outside of management’s control, is developed on the basis of (i) the prior year’s financial performance; (ii) estimates of sales revenue for the plan year based upon recent market conditions and trends and other factors which, based on historical experience, can be expected to affect the level of sales that can reasonably be expected to be achieved; (iii) historical operating costs, as adjusted for anticipated increases in costs resulting from pricing changes by vendors or changes in economic conditions and any cost savings that management believes can be realized during the upcoming year; and (iv) competitive conditions in the Company’s markets. By taking all of these factors into account, the earnings goal in the annual operating plan, which also is the basis on which bonus awards are determined under the annual management bonus program, is fixed at what is believed to be a realistic level so as to make the incentives under the bonus program meaningful to executives and to avoid unduly penalizing plan participants for conditions outside of their control.

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

As a result of these performance-based bonus programs, executive compensation generally increases in those years in which profitability increases. On the other hand, in years in which Coast Distribution experiences less than anticipated profit growth, such bonuses and, therefore, also total executive compensation tend to be lower. During fiscal 2005, net earnings exceeded the earnings goal established in the 2005 management bonus plan, but not quite to the same extent as in fiscal 2004. As a result, with the exception of the bonus awarded to Mr. Castagnola, the bonuses for fiscal 2005 were somewhat lower than the bonuses awarded for fiscal 2004, during which earnings exceeded the performance targets to a greater extent. The increase in Mr. Castagnola’s bonus compensation for fiscal 2005, as compared to fiscal 2004, was attributable to his achievement of specific objectives within his areas of responsibility with the Company.

Finally, the Compensation Committee reserves the authority to grant discretionary bonuses, on a selective basis, when the Committee members believe that conditions justify the award of such bonuses. However, during the past three years, no discretionary bonuses were awarded to any of the Named Officers.

CEO Compensation. The CEO’s compensation was determined by the Committee on the basis of a number of factors, including (i) the Company’s financial and stock price performance in prior periods; (ii) Mr. McGuire’s responsibilities as CEO and his proven leadership qualities; (iii) Mr. McGuire’s knowledge of the industry and markets in which the Company competes and the respect he has earned among the Company’s customers and suppliers; (iv) the continuity and stability of management that the retention of Mr. McGuire as the Company’s CEO provides to the Company; and (v) the ability of Mr. McGuire, as CEO, to affect in a positive manner the Company’s future financial and stock price performance.

Mr. McGuire is not provided with any perquisites and he receives the same employee benefits that the Company provides to its other management employees generally.

Stock Options and Equity-Based Programs

In order to align the financial interests of senior executives and other key employees with those of our stockholders, the Committee grants stock options to its senior executives and other key employees on a periodic basis and makes contributions to an employee stock purchase plan under which officers and employees (who own less than 5% of the outstanding shares of Coast Distribution common stock) may elect to have a portion of their salaries withheld and used, together with the company’s contributions, to purchase shares of common stock. Stock option grants, in particular, reward senior executives and other key employees for performance that results in increases in the market price of the company’s common stock, which directly benefits all stockholders. Moreover, options generally are granted on terms which provide that the options become exercisable in cumulative annual installments over a three-to-five-year period. The Compensation Committee believes that these features of the option grants not only provide an incentive for senior executives to remain in the employ of the Company, but also makes the Company’s earnings performance and longer term growth in share prices important for the executives who receive stock option grants.

Respectfully Submitted,

John W. Casey Robert S. Throop Leonard P. Danna

Notwithstanding anything to the contrary set forth in the Company’s previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Amendment No. 1 on Form 10-K/A, in whole or in part, the foregoing Compensation Committee Report and the Company Stock Price Performance Graph that follows, shall not be incorporated by reference into any such filings.

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

	2000	2001	2002	2003	2004	2005
Coast Distribution	100.00	83.20	294.40	910.82	1,236.33	1,292.76
Peer Group Index	100.00	151.11	145.78	238.58	320.37	264.59
AMEX Market Index	100.00	95.39	91.58	124.66	142.75	157.43

The Stock Performance Graph assumes that $100 was invested, at the end of fiscal 2000, in Coast Distribution’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the Performance Graph are not necessarily indicative of future stock performance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 20, 2006, regarding the ownership of the Company’s outstanding common stock by each person known to management to own, beneficially or of record, more than five percent (5%) of the common stock and by each director and each of the Named Officers of the Company and all directors and officers of the Company as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Thomas R. McGuire	544,833(2)	12.2%
350 Woodview Avenue
Morgan Hill, CA 95037

Dimensional Fund Advisors	303,800(3)	6.9%
1299 Ocean Avenue 11th Floor
Santa Monica, CA 90401

JB Capital Partners, L.P.	294,900(4)	6.7%
Alan W. Weber
5 Evan Place,
Armonk, NY 10504

Robert E. Robotti (5)	277,800(5)	6.3%
Robotti & Company, Incorporated
52 Vanderbilt Avenue
New York, NY 10017

Lone Star RV Sales, Inc.	252,900(5)	5.7%
14444 North Freeway,
Houston, TX 77090
Robert S. Throop	25,000(7)	*
Ben A. Frydman	21,000(7)	*
John W. Casey	23,000(7)	*
Leonard P. Danna	6,000(7)	*
Sandra A. Knell	159,215(8)	3.6%
David A. Berger	82,081(8)	1.8%
Dennis A. Castagnola	74,585(8)	1.7%
All directors and officers as a group (8 persons)	935,714(9)	19.8%

*	Less than 1%.

(1)	Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 48,750 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2006.

(3)	In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., an investment advisor registered under Section 201 of the Investment Advisors Act of 1940 (“DFA”), reported that (i) it possesses voting and investment power over these shares, (ii) these shares are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and certain commingled group trusts and separate accounts for which DFA serves as investment manager and (iii) although it may be deemed to be the beneficial owner of such shares, DFA disclaims such beneficial ownership.

(4)	In a report filed with the Securities and Exchange Commission, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(5)	According to a report filed by Robert E. Robotti with the Securities and Exchange Commission, of these 277,800 shares of the Company’s common stock, Mr. Robotti shares voting and dispositive power: (i) with Robotti & Company, Incorporated as to 40,800 of these shares; (ii) with Robotti & Company, LLC, as to 19,250 of these shares, (iii) with Robotti Company Advisors LLC as to 16,550 of these shares; and (iv) with Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investment Company, L.P. as to 181,200 of these shares; and he may be deemed to share beneficial ownership with Suzanne Robotti, Mr. Robotti’s wife, as to the remaining 20,000 shares, even though the report states that Suzanne Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.

(6)	In a report filed with the Securities and Exchange Commission, JB Capital Partners, L.P and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership with respect to 294,900 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 1,000 shares.

(7)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2006, as follows: Mr. Throop — 20,000 shares; Mr. Frydman — 20,000 shares; Mr. Casey - 16,000 shares; and Mr. Danna – 6,000 shares.

(8)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2006, as follows: Ms. Knell — 71,250 shares; Mr. Berger — 63,750 shares; and Mr. Castagnola — 64,650 shares.

(9)	Includes a total of 310,400 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2006.

The following table provides information relating to our equity compensation plans as of December 31, 2005:

	Column A	Column B	Column C
	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	453,066	3.92	403,500
Employee stock purchase plan (1)	N/A(1)	— (1)	195,535
Equity compensation plans not approved by stockholders	—	—	—

	453,066	3.92	599,035

(1)	This plan is available to all full time employees (who do not own more than 5% of the Company’s outstanding shares) and participation is voluntary. Employees who desire to participate must elect to do so at the beginning of an annual “purchase” period at which time they must authorize payment for the shares they will purchase by payroll deduction to be made ratably over the purchase period. The price of the shares is determined at the end of the purchase period, at which time the employees have the option of having their withholdings applied to purchase shares under the plan or withdrawing from the plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the plan is 85% of the market price of the Company’s shares at the beginning of the purchase period, or at the end of the purchase period, whichever is lower.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants. Grant Thornton, LLP (“Grant Thornton”) audited the Company’s consolidated financial statements for the fiscal year ended December 31, 2005.

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services. Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

Services Performed and Fees Billed by Grant Thornton. The only services performed by Grant Thornton for the Company relating to the fiscal years ended December 31, 2005 and 2004 were audit services, consisting of the audit of the Company’s consolidated financial statements for, and reviews of the Company’s Quarterly Reports on Form 10-Q filed with the SEC during, the years ended December 31, 2005 and 2004. The fees billed by Grant Thornton for those services in fiscal 2005 and fiscal 2004, totaled $ 264,000 and $213,000, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2006	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

	SIGNATURE	TITLE	DATE

	/s/ THOMAS R. MCGUIRE* Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director	April 28, 2006

	/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President (Principal Financial and Principal Accounting Officer)	April 28, 2006

	/s/ ROBERT S. THROOP* Robert S. Throop	Director	April 28, 2006

	/s/ JOHN W. CASEY* John W. Casey	Director	April 28, 2006

	/s/ BEN A. FRYDMAN* Ben A. Frydman	Director	April 28, 2006

	/s/ LEONARD P. DANNA* Leonard P. Danna	Director	April 28, 2006

*By:	/s/ SANDRA A. KNELL Sandra A. Knell, Attorney-in-Fact		April 28, 2006

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

21	Subsidiaries of Registrant (previously filed with Form 10-K).

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm (previously filed with Form 10-K).

24	Power of Attorney — Included on Signature Page of Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1