Form 10-Q
period 2006-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2006-05-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes  ☐    No  ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,406,239 shares of Common Stock as of May 2, 2006

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2006

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$567	$1,744
Accounts receivable – net of allowances of $2,248 and $1,210 as of March 31, 2006 and December 31, 2005, respectively	37,410	17,025
Inventories	42,164	37,545
Other current assets	3,127	3,736

Total current assets	83,268	60,050
PROPERTY, PLANT, AND EQUIPMENT, NET	2,517	2,634
OTHER ASSETS	759	849

	$86,544	$63,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$158	$155
Accounts payable	18,244	9,573
Accrued liabilities	2,830	3,434

Total current liabilities	21,232	13,162
LONG-TERM OBLIGATIONS	34,106	19,950
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,420,239 and 4,416,760 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	15,992	16,069
Accumulated other comprehensive income	741	766
Retained earnings	14,473	13,586

	31,206	30,421

	$86,544	$63,533

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

Three Months Ended March 31,

(Dollars in thousands, except per share data)

(Unaudited)

	2006	2005
Net sales	$51,536	$49,877
Cost of sales, including distribution costs	40,928	40,178

Gross profit	10,608	9,699
Selling, general and administrative expenses	8,351	7,766

Operating income	2,257	1,933
Other expense
Interest	381	335
Other	58	6

	439	341

Earnings before income taxes	1,818	1,592
Income tax provision	709	614

Net earnings	$1,109	$978

Basic earnings per share:	$0.25	$0.21
Diluted earnings per share:	$0.24	$0.20

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Three months ended March 31,

(Dollars in thousands)

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$1,109	$978
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	191	173
Stock-based compensation expense	18	—
Changes in assets and liabilities:
Accounts receivable	(20,385)	(22,030)
Inventories	(4,619)	475
Other current assets	609	399
Accounts payable	8,671	10,768
Accrued liabilities	(603)	(991)

Total adjustments	(16,118)	(11,206)

Net cash used in operating activities	(15,009)	(10,228)
Cash flows from investing activities:
Capital expenditures	(70)	(116)
Decrease (increase) in other assets	82	(4)

Net cash provided by (used in) investing activities	12	(120)
Cash flows from financing activities:
Net borrowings of long-term debt	14,159	9,902
Issuance of common stock pursuant to employee stock option and purchase plans	324	96
Dividends paid	(222)	(187)
Retirement of common stock	(419)	—

Net cash provided by financing activities	13,842	9,811
Effect of exchange rate changes on cash	(22)	(48)

NET DECREASE IN CASH	(1,177)	(585)
Cash beginning of period	1,744	880

Cash end of period	$567	$295

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2006 none of the shares of common stock issuable on exercise of stock options were excluded from the computation of diluted earnings per share; whereas for the three months ended March 31, 2005, a total 54,000 shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average per share market price of the Company’s common stock during these periods.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
	(unaudited)
Numerator:
Net earnings	$1,109	$978

Denominator:
Weighted average shares outstanding	4,421	4,660
Dilutive effect of stock options	200	228

Denominator for diluted net earnings per share	4,621	4,888

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. The following table sets forth, in thousands of dollars, the minimum future rental commitments under non-cancelable operating leases:

Year Ending December 31,
2006	$3,897
2007	3,131
2008	2,878
2009	2,274
2010	1,517
Thereafter	4,646

$18,343

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, in thousand of dollars, by region, for the periods presented below:

	Three Months Ended March 31,
	2006	2005
	(unaudited)
USA	$40,108	$39,256
Canada	11,428	10,617
Other	0	4

	$51,536	$49,877

6.	Comprehensive Earnings.

	Three Months Ended March 31,
	2006	2005
	(In thousands)
	(unaudited)
Net earnings	$1,109	$978
Change in accumulated foreign currency translation adjustment	(25)	(48)

Comprehensive earnings	$1,084	$930

7.	Stock Based Compensation.

As required, on January 1, 2006 the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”), which requires the recognition of the fair value of stock-based compensation awarded to employees, as compensation expense for financial statement purposes. The Company has elected to implement SFAS 123R using the modified prospective method. Pursuant to this method, stock-based compensation cost recognized in our financial statements for periods from and after January 1, 2006, includes: (a) compensation cost for all share-based awards granted and not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 for pro forma disclosures, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company’s stock-based compensation expense, determined in accordance with SFAS 123R, was $18,000 for the three month period ended March 31, 2006. Operating results for periods ended prior to January 1, 2006, including the three month period ended March 31, 2005, have not been restated to give effect to SFAS 123R.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of our underlying common stock on their respective dates of grant.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The application of SFAS No. 123R had the following effect on our net income and diluted income per share in the three month period ended March 31, 2006 relative to net income and diluted income per share that would have been reported using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25:

	Using APB No. 25	SFAS 123R Adjustment	As Reported
	(In thousands, except per share data)
	(unaudited)
Net income	$1,127	$18	$1,109
Basic earnings per share:	$0.25	$0.00	$0.25
Diluted earnings per share:	$0.24	$0.00	$0.24

Since stock-based compensation expense recognized in our financial statements, in accordance with SFAS No. 123R, is based on stock-based compensation awards that are expected to vest, that compensation expense has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were based on historical experience.

Pursuant to SFAS No. 123R, the fair value of each option was estimated on its date of grant using a binomial option valuation model, which is affected by our stock price and assumptions regarding a number of complex and subjective variables. Those assumptions include, among others, a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. The weighted-average grant date fair value of employee stock options granted during the three months ended March 31, 2006 was $2.61, using this binomial model with the following weighted-average assumptions:

Three Months Ended March 31, 2006
Expected volatility	47% – 52%
Expected lives	1 – 4 years
Risk-free interest rate	4.6% – 4.75%
Expected dividend yield	2.7%

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s current dividend policy and the fair market value of the Company’s shares at December 31, 2005. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

SFAS No. 123(R) requires the Company to continue to provide the pro forma disclosures in accordance with SFAS No. 123, as amended, for all prior periods presented in which share-based awards to employees are accounted for under APB Opinion No. 25. The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123R to those share-based compensation awards.

Three Months Ended March 31, 2005

(In thousands, except per share data)
(unaudited)
Net income, as reported	$978
Value of stock-based compensation expense, determined under fair value based method, net of related tax effects	(15)

Pro forma net income	$963

Earnings per share:
Basic - as reported	$0.21
Basic - pro forma	$0.21
Diluted – as reported	$0.20
Diluted – pro forma	$0.20

The following table summarizes stock option activity during the three month period ended March 31, 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
	(unaudited)
Outstanding at December 31, 2005	453,066	$3.92
Granted	74,000	7.25
Exercised	(54,833)	3.76
Forfeited	—	—

Outstanding at March 31, 2006	472,233	$4.45	4.5 years
Exercisable at March 31, 2006	276,233	$3.17	2.8 years

A summary of stock option activity during the three months ended March 31, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2005	122,000	$5.68
Granted	74,000	7.25
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2006	196,000	$6.27

As of March 31, 2006, the total compensation expense related to outstanding unvested stock options not yet recognized at March 31, 2006 was $274,033, which is expected to be recognized over a weighted average period of 2.4 years. However, this amount does not include the compensation cost of any new option awards that may be granted in future periods nor the effect of any changes that may occur in the Company’s forfeiture rate.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

Our Business

We believe that we are one the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 14,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the consumers’ costs and the difficulties of using their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. Moreover, we have found, at least since September 11, 2001, that usage and purchases of RVs also can be affected by geopolitical conditions. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline and unusually adverse weather conditions and, in some cases, geopolitical events as well.

Overview of Operating Results – First Quarter 2006 vs. First Quarter 2005

The following table provides income statement data for the quarters ended March 31, 2006 and 2005, compares our operating results in the quarter ended March 31, 2006 to our operating results in the same quarter of 2005 and presents the amounts in each of those periods as a percentage of net sales. Dollars are in thousands, except per share data.

	Three Months Ended March 31,
	2006	2005	2006 vs. 2005	2006	2005
	Amounts	Amounts	% Change	As a Percent of Net Sales
	(unaudited)
Net sales	$51,536	$49,877	3.3%	100.0%	100.0%
Gross profit	10,608	9,699	9.4%	20.6%	19.4%
Selling, general and administrative expenses	8,351	7,766	7.5%	16.2%	15.6%
Operating income	2,257	1,933	16.8%	4.4%	3.9%
Earnings before income taxes	1,818	1,592	14.2%	3.5%	3.2%
Net earnings	$1,109	$978	13.4%	2.2%	2.0%
Net earnings per common share – diluted	$0.24	$0.20	20.0%

As indicated in the table above, in the first quarter of 2006, operating income increased by 17%, net earnings increased 13% and earnings per diluted share increased by 20% as compared to the same quarter last year. Those increases were primarily attributable the increase in net sales and the increase in our gross profit margin, which more than offset an increase in selling, general and administrative expenses.

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then, based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to those assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased (i) to replenish the allowances following write-downs of uncollectible accounts or (ii) to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statements of income in the periods when those allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to these allowances, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic slowdowns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts these allowances for potential write-downs on a quarterly basis.

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

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns which reduces the amounts of our reported sales. We estimate the allowanced based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit product returns.

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

Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning future economic and market conditions and estimates of future sales. If there is an economic downtown or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers, however, due to the relative maturity of the markets in which the company operates, usually theses are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At March 31, 2006, the aggregate amount of that deferred tax asset was approximately $2.1 million. Under applicable federal and state income tax laws and regulations, tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

Long-lived Assts and Goodwill. Long-lived assets, such as property and equipment and goodwill and certain types of intangible assets, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

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

Results of Operations

Net Sales

Three Months Ended March 31,
2006 Amount	2005 Amount	2006 vs. 2005 Percentage Increase
(Dollars in thousands)
(unaudited)
$51,536	$49,877	3.3%

The increase in net sales during the first quarter of 2006 was primarily due to the introduction, in the fourth quarter of 2005, of a new line of portable and standby generators. Sales of those generators more than offset the effects on our net sales of an industry-wide slowdown in purchases and in the usage of RVs that was primarily attributable to increase in gasoline prices and interest rates.

Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
	(unaudited)
Gross profit	$10,608	$9,699
Gross margin	20.6%	19.4%

The increase in our gross margin in the first quarter of 2006, as compared the first quarter of 2005, was due primarily to the sale of the higher-margin generators described above. The effect on our gross profits of those sales more than offset (i) an increase in warehouse expenses related to the move of our Visalia warehouse to a larger facility and (ii) an increase in freight and shipping costs, largely due to the increase in gasoline prices.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of sales and marketing costs, the costs of labor, professional fees, and other administrative expenses.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
	(unaudited)
Selling, general and administrative expenses	$8,351	$7,766
As a percentage of net sales	16.2%	15.6%

Our SG&A expenses increased in the quarter ended March 31, 2006 by $585,000, or 7.5%, as compared to the corresponding period of 2005. This increase was primarily attributable to increases in professional fees and labor costs, both selling and administrative. The increase in labor costs was in part a result of the strengthening of the Canadian dollar in the first quarter of 2006 as compared to the same quarter of 2005, which led to increases in our labor costs in Canada when translated to U.S. dollars.

Other Expense

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
	(unaudited)
Other expense
Interest expense	$381	$335
Other	58	6

Total	$439	$341
As a percentage of net sales	(0.8)%	(0.7)%

Other expense consists almost entirely of interest expense. The increase in other expense in the three months ended March 31, 2006, as compared to the same three months of 2005, was primarily the result of increases in the rate of interest charged on borrowings under on our bank line of credit during the first quarter this year as compared to the first quarter last year. That increase in interest rates was due to increases in the prime rate of interest, to which the interest rate on our bank borrowings is tied.

Income Taxes

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
	(unaudited)
Income tax provision	$709	$614
Effective tax rate	39.0%	38.6%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Our effective tax rate was relatively unchanged at 39.0% of pre-tax earnings in the first quarter of 2006 as compared to 38.6% of pre-tax earnings for the comparable period in 2005.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2009, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and from $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 1.5 percent.

The revolving credit agreement with the bank contains certain restrictive covenants, including covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on certain mergers and consolidations. The Company was in compliance with all the covenants as of March 31, 2006.

At May 2, 2006, outstanding bank borrowings totaled $32,800,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the three months ended March 31, 2006, our accounts receivable increased by $20,385,000 as compared to an increase of $22,030,000 in the same period of 2005. These increases were due primarily to the seasonality of our business as customers purchased our products in anticipation of the summer selling months and we extended credit to our more creditworthy customers.

We have been able to negotiate extended payment terms with many of our suppliers during the winter months and, as a result, our accounts payable at March 31, 2006 increased $8,671,000 during the quarter ended March 31, 2006 and $10,768,000 in the first quarter of 2005.

During the fourth quarter of 2005 we reduced our inventories due to the seasonality of our business and to facilitate the relocation of our Visalia warehouse and distribution center to a larger facility. We then replenished our inventories in the first quarter of 2006 by $4.6 million, which included an increase in inventories of our new line of portable and standby generators.

We made capital expenditures of $70,000 in the first quarter of 2006, primarily for computer enhancements and purchases of telephone and warehouse equipment. This compares to capital expenditures of $116,000 in the first quarter of 2005. In 2006, we expect our capital expenditures to range between $300,000 and $500,000 in connection with a planned expansion of our distribution center in St. Bruno, Quebec.

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

Contractual Obligations at December 31, 2005	Less Than One Year	One to Three Years	Four to Five Years	More than Five Years	Total
Long-Term debt Obligations	$—	$—	$19,239	$—	$19,239
Capital Lease Obligations	155	262	245		662
Operating Lease Obligations	3,897	6,009	3,791	4,646	18,343
Purchase Obligations	—	—	—	—	—

Total	$4,052	$6,271	$23,275	$4,646	$38,244

Dividend Policy. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends of $0.04 per share to our stockholders. Pursuant to that policy we paid total cash dividends of $727,000 in 2005. In the first quarter of 2006, our Board of Directors approved an increase in the quarterly cash dividend to $0.05 per share. We expect, therefore, to pay cash dividends in 2006 totaling approximately $880,000.

Share Repurchases. In 2005, our Board of Directors adopted a share repurchase program authorizing repurchases by us of up to $2,700,000 of our shares of common stock in open market or private transactions. During 2005, we made share repurchases totaling $1,200,000 pursuant to that program. Information regarding our share repurchases that we made pursuant to this program during the quarter ended March 31, 2006 is sent forth in Item 2 of Part II of this Report.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2006 will be to fund operations and our capital expenditures, to pay cash dividends and to make share repurchases, as described above, and we anticipate that we will be able to fund those cash requirements in 2006 with borrowings under our revolving credit facility and internally generated funds. We currently do not anticipate any material changes in the cash requirements of our business or in the sources of funds for our operations.

We will continue to explore opportunities to increase our sales and our market shares and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal due primarily to winter weather conditions which affect the use by consumers of RVs and boats. Accordingly, we have significantly higher sales during the six-month period from March through August than we do during the remainder of the year. Because a substantial portion our expenses are fixed, operating income declines, we sometimes incur losses, and we must rely more heavily on borrowings to fund operating requirements, during the period from September through February when sales are lower.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, therefore, in the case of the Company, SFAS No. 154 became effective as of January 1, 2006.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements Nos. 133 and 140) and SFAS No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140). We do not expect the adoption of SFAS No. 155 and SFAS No. 156 to have a material impact on our financial position or results of operation.

Forward Looking Information and Risk Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements are estimates or predictions of future financial performance or financial condition, or are statements about financial or market trends that may affect our future results of operations, which are based upon current information and which are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expect at the current time.

Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and, in particular, the usage of RVs and boats, are affected by consumers’ level of discretionary income and their confidence about economic conditions; the availability and prices of gasoline; prevailing interest rates; and weather conditions. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which cause consumers to reduce their purchases purchase and their usage of RVs and boats;

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs of using, and the willingness of consumers to purchase and use, RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for RVs and boats and accessories for RVs and boats;

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which cause period-to-period fluctuations in our sales and financial performance.

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

Product liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the product manufacturers. To protect ourselves form liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. Although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have.

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.05 per share, , the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.05 per share called for by the dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this report. We also disclaim any obligations to update forward-looking information contained in this report, whether as a result of new information, future events or otherwise.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2006, we had outstanding approximately $33.4 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 2006, there were no such agreements outstanding.

Approximately 34% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosures controls and procedures also are designed to ensure that such information is accumulated and communicated to management to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A	RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended March 31, 2006. These purchases are the initial share repurchases made by the Company under this program.

	(a)	(b)	(c)	(d)
Monthly Periods During Quarter Ended March 31, 2006	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31, 2005	0	N/A	N/A	$1,500,000
February 1 to February 28, 2006	0	N/A	N/A	$1,500,000
March 1 to March 31, 2006	57,993	$7.22	57,993	$1,425,000

Total	57,993	$7.22	57,993

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on June 3, 2005 and at that time authorized up to $1.5 million of share repurchases. On December 9, 2005, the Company publicly announced that its Board of Directors had authorized the Company to make up to an additional $1.2 million of share repurchases under this program. This program does not have an expiration date and it is the Company’s current intention to make additional share purchases under this program. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program.

ITEM 6.	EXHIBITS

Exhibit No.

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 15, 2006	By:	/s/ SANDRA A. KNELL
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