Form 10-Q
period 2006-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2006-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

4,417,940 shares of Common Stock as of July 31, 2006

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$711	$1,744
Accounts receivable – net of allowances of $1,572 and $1,210 as of June 30, 2006 and December 31, 2005, respectively	27,906	17,025
Inventories	42,558	37,545
Other current assets	2,001	3,736

Total current assets	73,176	60,050
PROPERTY, PLANT, AND EQUIPMENT, NET	2,439	2,634
OTHER ASSETS	831	849

	$76,446	$63,533

LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Current maturities of long-term obligations	$156	$155
Accounts payable	12,125	9,573
Accrued liabilities	3,174	3,434

Total current liabilities	15,455	13,162
LONG-TERM OBLIGATIONS	26,754	19,950
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,419,932 and 4,416,760 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15,944	16,069
Accumulated other comprehensive income	1,031	766
Retained earnings	17,262	13,586

	34,237	30,421

	$76,446	$63,533

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$56,777	$51,737	$108,313	$101,614
Cost of sales, including distribution costs	44,663	41,699	85,591	81,877

Gross profit	12,114	10,038	22,722	19,737
Selling, general and administrative expenses	6,744	6,022	15,095	13,788

Operating income	5,370	4,016	7,627	5,949
Other income (expense)
Interest	(540)	(420)	(921)	(755)
Other	6	5	(52)	(1)

	(534)	(415)	(973)	(756)

Earnings before income taxes	4,836	3,601	6,654	5,193
Income tax provision	1,827	1,450	2,536	2,064

Net earnings	$3,009	$2,151	$4,118	$3,129

Basic earnings per share	$0.68	$0.46	$0.93	$0.67

Diluted earnings per share	$0.66	$0.45	$0.90	$0.65

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$4,118	$3,129
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	366	368
Stock based compensation expense	43	—
Changes in assets and liabilities:
Accounts receivable	(10,881)	(11,141)
Inventories	(5,013)	2,585
Other current assets	1,727	1,295
Accounts payable	2,552	977
Accrued liabilities	(260)	(678)

Total adjustments	(11,875)	(6,962)

Net cash used in operating activities	(7,348)	(3,465)
Cash flows from investing activities:
Capital expenditures	(130)	(232)
Increase in other assets	(2)	36

Net cash used in investing activities	(132)	(196)
Cash flows from financing activities:
Net borrowings of long-term debt	6,805	4,392
Issuance of common stock pursuant to employee stock option and purchase plans	431	141
Dividends paid	(442)	(371)
Retirement of common stock	(599)	(771)

Net cash provided by financing activities	6,195	3,391
Effect of exchange rate changes on cash	252	(92)

NET DECREASE IN CASH	(1,033)	(362)
Cash beginning of period	1,744	880

Cash end of period	$711	$518

The accompanying notes are an integral part of these financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2006 and the results of its operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. The accounting policies followed by the Company are set forth in Note A to the Company’s consolidated financial statements contained in its Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

2.	The Company’s business is seasonal and its results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2006 none of the shares of common stock issuable on exercise of stock options were excluded from the computation of diluted earnings per shares; whereas for the three and six months ended June 30, 2005 a total of 93,000 and 54,000 common shares, respectively, that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods and, hence, their inclusion in the computation of diluted earnings per share would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands) (Unaudited)
Numerator:
Net earnings	$3,009	$2,151	$4,118	$3,129
Denominator:
Weighted average shares outstanding	4,407	4,639	4,414	4,649
Dilutive effect of stock options	178	159	185	193

Denominator for diluted net income per share	4,585	4,798	4,599	4,842

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2006	$1,977
2007	3,131
2008	2,878
2009	2,274
2010	1,517
Thereafter	4,646

$16,423

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth, in thousands, the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
USA	$43,616	$41,654	$83,724	$80,910
Canada	13,161	10,083	24,589	20,700
Other	—	—	—	—

	$56,777	$51,737	$108,313	$101,614

6.	Comprehensive Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net earnings	$3,009	$2,151	$4,118	$3,129
Change in accumulated foreign currency translation adjustment:	290	(70)	265	(118)

Comprehensive earnings	$3,299	$2,081	$4,383	$3,011

7.	Stock Based Compensation. On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”), which requires the recognition of the fair value of stock-based compensation awarded to employees, as compensation expense for financial statement purposes, such as the employee stock options granted by the Company under its Stock Incentive Plans. As permitted by SFAS 123R, the Company has elected to implement SFAS 123R using the modified prospective method. Under this method, stock-based compensation cost recognized in our financial statements for periods from and after January 1, 2006, includes: (a) compensation cost for all share-based awards granted and not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 for pro forma disclosures, and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company’s stock option compensation expense was $26,000 and $44,000, respectively, for the three and six month periods ended June 30, 2006. Operating results for periods ended prior to January 1, 2006, including the three month period ended June 30, 2005, have not been restated to give effect to SFAS 123R.

Prior to January 1, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Therefore, no stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of our underlying common stock on their respective dates of grant.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The application of SFAS 123R had the following effect on the reported amounts of our net income and diluted income per share for the three and six month periods ended June 30, 2006 as compared to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123R Adjustment	As Reported
Three Months ended June 30, 2006:
Operating income	$5,396	$26	$5,370
Earnings before income tax	4,862	26	4,836
Net earnings	3,035	26	3,009
Basic earnings per share:	$0.69	$0.00	$0.68
Diluted earnings per share:	$0.66	$0.00	$0.66
Six Months ended June 30, 2006:
Operating income	$7,671	$44	$7,627
Earnings before income tax	6,698	44	6,654
Net earnings	4,162	44	4,118
Basic earnings per share:	$0.94	$0.00	$0.93
Diluted earnings per share:	$0.90	$0.00	$0.90

Stock-based compensation for the three and six month periods ended June 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for those periods that sets forth, on a pro forma basis, what our net earnings and earnings per share would have been had stock-based compensation been computed in accordance with SFAS 123R:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,151	$3,129
Value of stock-based compensation expense, determined under fair based method, net of related tax effects	(15)	(30)
Pro forma net earning	$2,136	$3,099
Earnings per share:
Basic - as reported	$0.46	$0.67
Basic - pro forma	$0.46	$0.67
Diluted – as reported	$0.45	$0.65
Diluted – pro forma	$0.45	$0.64

For purposes of SFAS 123R, the fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock Option Plans:
Expected volatility	52%	47%	52%	52%
Risk free interest rates	4.6%	3.8%	4.6%	3.8%
Expected dividend yields	2.7%	2.1%	2.7%	2.1%
Expected lives	4 years	4 years	4 years	4 years
Stock Purchase Plan:
Expected volatility	47%	47%	47%	47%
Risk free interest rates	4.8%	4.2%	4.8%	4.2%
Expected dividend yields	2.7%	2.1%	2.7%	2.1%
Expected lives	1 year	1 year	1 year	1 year

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based on the Company’s dividend policy in effect during the six months ended June 30, 2006 and the fair market value of the Company’s shares at December 31, 2005. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The following table summarizes stock option activity during the six month period ended June 30, 2006:

	Shares	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Term
Outstanding at December 31, 2005	453,066	$3.92
Granted	74,000	7.25
Exercised	(77,833)	3.41
Forfeited	—	—
Outstanding at June 30, 2006	449,233	$4.55	4.5 years
Exercisable at June 30, 2006	253,233	$3.22	2.8 years

The weighted-average grant-date values of options granted during the six month periods ended June 30, 2006 and 2005 were $7.25 and $7.29, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2006, and of the changes during the six month period ended June 30, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	122,000	$5.68
Granted	74,000	7.25
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2006	196,000	$6.27

As of June 30, 2006, there was $252,346 of total unrecognized compensation cost related to nonvested options granted under both of the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

8.	Recent Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, therefore, in the case of the Company, SFAS No. 154 became effective as of January 1, 2006. We believe that adoption of SFAS No. 154 will not have a material effect on our financial position or results of operation.

In March 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of FASB Statements Nos. 133 and 140) and SFAS No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140). We do not expect the adoption of SFAS No. 155 and SFAS No. 156 to have a material impact on our financial position or results of operation.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. The Interpretation clarifies the accounting for uncertainties in income statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that the adoption of FIN 48 will not have a material impact on our financial position or results of operations.

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

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the consumers’ costs and the difficulties of using their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. Moreover, we have found, at least since September 11, 2001, that the usage of RVs also can be affected by geopolitical conditions. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline and unusually adverse weather conditions and, in some cases, geopolitical events as well.

Overview of Operating Results –Three and Six Months Ended June 30, 2006 vs. Three and Six Months Ended June 30, 2005

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
	(Dollars in thousands, except per share data)
Net sales	$56,777	$51,737	9.7%	$108,313	$101,614	6.6%
Gross profit	12,114	10,038	20.7%	22,722	19,737	15.1%
Selling, general & admin. expenses	6,744	6,022	12.0%	15,095	13,788	9.5%
Operating income	5,370	4,016	33.7%	7,627	5,949	28.2%
Earnings before income taxes	4,836	3,601	34.3%	6,654	5,193	28.1%
Net earnings	$3,009	$2,151	39.9%	$4,118	$3,129	31.6%
Net earnings per diluted share	$0.66	$0.45	46.7%	$0.90	$0.65	38.5%

As indicated above, net sales and gross profits increased by 9.7% and 20.7%, respectively, in the three months ended June 30, 2006, as compared to the same three months of 2005, and more than offset an increase of 12% in general, selling and administrative expenses. As a result, operating income, earnings before income taxes and net earnings increased by 33.7%, 34.3% and 39.9%, respectively, while earnings per diluted share increased by 46.7% in the three months ended June 30, 2006, as compared to the corresponding three months of 2005.

In the six months ended June 30, 2006, net sales and gross profits increased by 6.6% and 15.1%, respectively, as compared to the same six months of 2005 and more than offset an increase of 9.5% in selling, general, and administrative expenses. As a result, operating income, earnings before income taxes and net earnings increased by 28.2%, 28.1% and 31.6%, respectively, while earnings per diluted share increased by 38.5%, in the six months ended June 30, 2006, as compared to the same six months of 2005.

The increases in net sales and gross profits in both the three and six month periods ended June 30, 2006 were primarily attributable to sales of a new line of portable and standby generators, which we introduced in to our markets in the fourth quarter of 2005. Sales of those generators more than offset the effects on our net sales of an industry-wide slowdown in purchases and in the usage of RVs and boats that we believe was primarily attributable to increases in gasoline prices and interest rates during the first six months of 2006.

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then, based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the asset values affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to those assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased to replenish the allowances following write-downs in the carrying value of those assets or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statements of income in the periods when those allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature, and (ii) the increases we make to these allowances, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic slowdowns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts these allowances for potential write-downs on a quarterly basis.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet the tax loss and tax credit carryforwards that can be applied in future periods to offset or reduce our future income tax liability. At June 30, 2006, the aggregate amount of that deferred tax asset was approximately $2.1 million. Under applicable federal and state income tax laws and regulations, these tax loss and tax credit carryforwards will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements However, if due to future events or circumstances, such as an economic downturn, that mighty adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

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

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at then end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive earnings. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

Results of Operations

Net Sales

The following table sets forth our net sales, in thousands of dollars, in the three and six months ended June 30, 2006 and in the corresponding periods of 2005.

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2006	2005	2006 vs. 2005	2006	2005	2005 vs. 2004
(Unaudited)
$56,777	$51,737	9.7%	$108,313	$101,614	6.6%

The increases in net sales during the three and six months ended June 30, 2006 were due primarily to sales of a new line of portable and standby generators, which we introduced in to our markets in the fourth quarter of 2005. Accordingly, there were no sales of such generators during the same three and six month periods of 2005. Sales of those generators more than offset the effects on our net sales of an industry-wide slowdown in purchases and in the usage of RVs and boats that we believe was primarily attributable to increases in gasoline prices and interest rates during the first six months of 2006.

Gross Margin

Set forth below is unaudited information regarding our gross profit, in thousands of dollars, and our gross margin in the three and six months ended June 30, 2006 as compared to the same respective periods of 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gross profit	$12,114	$10,038	$22,722	$19,737
Gross Margin	21.3%	19.4%	21.0%	19.4%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

The increases in our gross margin in the three and six month periods ended June 30, 2006, as compared to the same periods in 2005, were attributable primarily to our sales of portable and standby generators, on which we realize higher margins than on most of the other products that we sell. The increases in gross profits attributable to generator sales more than offset (i) increases in warehouse expenses, such as rent, resulting from the move of our Visalia warehouse to a larger facility, and (ii) an increase in freight and shipping costs, in both the three and six month periods ended June 30, 2006.

Selling, General and Administrative Expenses

Set forth below is unaudited information regarding selling, general and administrative expenses, expressed in thousands of dollars and as a percentage of net sales, in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Selling, general & administrative expenses	$6,744	$6,022	$15,095	$13,788
As a percentage of net sales	11.9%	11.6%	13.9%	13.6%

Selling, general and administrative (“SG&A”) expenses increased by $722,000 or 12.0% in the three months ended June 30, 2006 and by $1,307,000, or 9.5%, in the six months ended June 30, 2006, as compared to the corresponding periods of 2005. These increases were primarily attributable to increases in labor costs, both selling and administrative. The increase in labor costs was due to (i) increased sales and administrative personnel employed to promote, manage and test our new line of portable and standby generators, and (ii) the strengthening of the Canadian dollar in the first six months of 2006 as compared to the same period last year.

Other Expense

Set forth below is unaudited information regarding other expense, expressed in thousands of dollars and as a percentage of net sales, in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Other Expense
Interest expense	$540	$420	$921	$755
Other	(6)	(5)	52	1

Total	$534	$415	$973	$756

As a percentage of net sales	0.9%	0.8%	0.9%	0.7%

The increases in other expense in the three and six months ended June 30, 2006, as compared to the same periods of 2005, were primarily the result of increases, during the first six months of this year, in the rate of interest charged on borrowings under on our bank line of credit, because that interest rate is tied to and adjusts with changes in the prime rate of interest that has been increasing as a result of Federal Reserve Board actions.

Income Taxes

Set forth below is unaudited information regarding the provision for income taxes, expressed in thousands of dollars and as a percentage of net sales, in the three and six months ended June 30, 2006, as compared to the corresponding periods of 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Income tax provision	$1,827	$1,450	$2,536	$2,064
Effective tax rate	37.8%	40.3%	38.1%	39.7%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Our effective tax rate declined to 37.8% and 38.1% of pre-tax earnings in the three and six months ended June 30, 2006, respectively, as compared to 40.3% and 39.7% of pre-tax earnings for the comparable periods in 2005. This decline was due in large part to the increase in pre-tax earnings at our Canadian subsidiary, the effective tax rate of which is lower than that which is applicable to the taxable income we generate in the United States.

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

At July 31, 2006, outstanding bank borrowings totaled $21,750,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

The revolving credit agreement with the bank contains certain restrictive covenants, including covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on certain mergers and consolidations. The Company was in compliance with all the covenants as of June 30, 2006.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the six months ended June 30, 2006, our accounts receivable increased by $10,881,000 as compared to an increase of $11,141,000 in the same period of 2005. These increases were due primarily to the seasonality of our business as customers purchased products from us for the summer selling months.

The volume of the products we purchase from suppliers in Asia increased during the 12 months ended June 30, 2006. We have not been able to negotiate extended payment terms with foreign product suppliers to the same extent that we have with U.S. suppliers. As a result, our accounts payable increased $977,000 during the six months ended June 30, 2006, as compared to the same six months of 2005.

We were able to significantly reduce our inventories at December 31, 2005 as compared to December 31, 2004. Because of that reduction and the increase in sales during the subsequent six months ended June 30, 2006, we increased our inventories by $5 million in the first six months of 2006, as compared to a reduction in inventories of $2.6 million in the same six months of 2005. Due largely to that increase in inventories, during the six months ended June 30, 2006 we increased our borrowings under our bank credit facility by $6,805,000, as compared to $4,392,000 in the same six months of 2005.

We made capital expenditures of $130,000 in the six months ended June 30, 2006 and $232,000 in the comparable period in 2005. These expenditures were primarily for computer enhancements and purchases of telephone and warehouse equipment. In 2006, we expect to make capital expenditures, which we estimate will range between $300,000 and $500,000, in connection with a planned expansion of our distribution center in St. Bruno, Quebec.

Contractual Obligations. We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of the Notes to our Interim Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth the total amounts, in thousands of dollars, and the maturities, of our contractual obligations, at December 31, 2005:

Contractual Obligations at December 31, 2005:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 years
Long-Term debt Obligations	$19,239	$—	$—	$19,239	$—
Capital Lease Obligations	662	155	262	245	—
Operating Lease Obligations	18,343	3,897	6,009	3,791	4,646
Purchase Obligations	—	—	—	—	0

Total	$38,244	$4,052	$6,271	$23,275	$4,646

Dividend Policy. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends of $0.04 per share to our stockholders. Pursuant to that policy we paid total cash dividends of $727,000 in 2005. In the first quarter of 2006, our Board of Directors approved an increase in the quarterly cash dividend to $0.05 per share. On August 10, 2006, our Board of Directors approved a further increase in the amount of the quarterly cash dividend to $0.07 per share. We expect, therefore, that cash dividends in 2006 will total approximately $1,060,000.

Share Repurchases. In 2005, our Board of Directors adopted share repurchase programs authorizing repurchases by us of up to an aggregate of $2,700,000 of our shares of common stock in open market or private transactions. During 2005, we made share repurchases totaling $1,200,000 pursuant to that program. Information regarding our share repurchases that we made pursuant to this program during the quarter ended June 30, 2006 is set forth in Item 2 of Part II of this Report.

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

We will continue to explore opportunities to increase our sales and our market shares and to improve our profit margins. We will be seeking to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

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

Inflation. Generally, we have been able to pass inflationary price increases on to our customers. However, inflation also may cause or may be accompanied by increases in interest rates and gasoline prices. Such increases, or even the prospect of increases in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs and boats, which can result in a decline in the demand for the products that we sell.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, therefore, in the case of the Company, SFAS No. 154 became effective as of January 1, 2006. We believe that adoption of SFAS No. 154 will not have a material effect on our financial position or results of operation.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. The Interpretation clarifies the accounting for uncertainties in income statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that the adoption of FIN 48 will not have a material impact on our financial position or results of operations.

Forward Looking Information and Risk Factors and Uncertainties that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are estimates or predictions of future financial performance or financial condition, or are statements about financial or market trends that may affect our future results of operations, which are based upon current information and which are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or financial condition in future periods to differ significantly from those expect at the current time. Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats, are affected by consumers’ level of discretionary income and their confidence about economic conditions; the availability and prices of gasoline; prevailing interest rates; and weather conditions. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which cause consumers to reduce their purchases and their usage of RVs and boats;

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs of using, and the willingness of consumers to purchase and use, RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for the purchase of RVs and boats and accessories for RVs and boats;

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which can cause period-to-period fluctuations in our sales and financial performance.

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

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal of and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement and, as discussed above in this Item 2, the interest we have to pay on such debt impacts our operating results.

Risks Related to Product Expansion Strategy. We have begun sourcing and buying from overseas manufacturers, and marketing and selling, new products into new markets. We do not have experience in marketing and selling products in some of those markets and there is no assurance that these products will gain acceptance among customers in those markets. We also expect to encounter stiff competition from companies that manufacture or market competing products. We expect that many of those companies will be larger and will have greater financial and marketing resources than we have. Also, we will have greater responsibilities in marketing and providing warranty protection and service for these products. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims relating to these products.

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

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.07 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.07 per share called for by the dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Other risks that could affect our future financial performance are described in Item 1A , entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2006, we had outstanding approximately $26.1 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2006, there were no such agreements outstanding.

Approximately 24% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30,

2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

Except for any updates set forth in Item 2 of Part I of this Report, under the caption “Forward Looking Information and Risk Factors and Uncertainties that Could Affect Our Future Financial Performance,” there were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2005.

ITEM 2	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended June 30, 2006.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30, 2006	14,000	$7.43	14,000	$1,318,747
May 1 to May 31, 2006	1,175	$7.53	1,175	$1,309,893
June 1 to June 30, 2006	8,132	$8.25	8,132	$1,242,795

Total	23,307	$7.72	23,307

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on June 3, 2005 and at that time authorized up to $1.5 million of share repurchases. On December 9, 2005, the Company publicly announced that its Board of Directors had authorized the Company to make up to an additional $1.2 million of share repurchases under this program. This program does not have an expiration date and it is the Company’s current intention to make additional share purchases under this program. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program.

ITEM 6.	EXHIBITS

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2006	By:	/s/ SANDRA A. KNELL
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

E-1