Form 10-Q
period 2006-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2006-11-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

4,449,230 shares of Common Stock as of October 31, 2006

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$844	$1,744
Accounts receivable – net of allowances of $1,079 and $1,210 as of September 30, 2006 and December 31, 2005, respectively	14,214	17,025
Inventories	43,374	37,545
Other current assets	2,374	3,736

Total current assets	60,806	60,050
PROPERTY, PLANT, AND EQUIPMENT, NET	2,412	2,634
OTHER ASSETS	941	849

	$64,159	$63,533

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$148	$155
Accounts payable	5,029	9,573
Accrued liabilities	3,131	3,434

Total current liabilities	8,308	13,162
LONG-TERM OBLIGATIONS	21,158	19,950

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,449,230 and 4,416,760 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	16,026	16,069
Accumulated other comprehensive income	1,012	766
Retained earnings	17,655	13,586

	34,693	30,421

	$64,159	$63,533

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

Three and Nine Months Ended September 30,

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$44,286	$45,419	$152,599	$147,033
Cost of sales, including distribution costs	36,293	36,834	121,884	118,711

Gross profit	7,993	8,585	30,715	28,322
Selling, general and administrative expenses	6,227	5,635	21,322	19,423

Operating income	1,766	2,950	9,393	8,899
Other income (expense)
Interest	(419)	(296)	(1,340)	(1,051)
Other	(12)	38	(64)	37

	(431)	(258)	(1,404)	(1,014)

Earnings before income taxes	1,335	2,692	7,989	7,885
Income tax provision	630	1,018	3,166	3,082

Net earnings	$705	$1,674	$4,823	$4,803

Basic earnings per share	$0.16	$0.37	$1.09	$1.04

Diluted earnings per share	$0.15	$0.36	$1.05	$1.01

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net earnings	$4,823	$4,803
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	582	558
Stock-based compensation expense	70	—
Gain on sale of property and equipment	(27)	(1)
Changes in assets and liabilities:
Accounts receivable	2,811	123
Inventories	(5,829)	5,760
Other current assets	1,349	2,143
Accounts payable	(4,544)	(6,749)
Accrued liabilities	(303)	(518)

Total adjustments	(5,891)	1,316

Net cash provided by (used in) operating activities	(1,068)	6,119
Cash flows from investing activities:
Capital expenditures	(345)	(483)
Proceeds from sale of property and equipment	33	3
Change in other assets	(118)	16

Net cash used in investing activities	(430)	(464)
Cash flows from financing activities:
Net borrowings of long-term debt	1,199	(4,512)
Issuance of common stock pursuant to employee stock option and purchase plans	637	214
Dividends paid	(754)	(550)
Retirement of common stock	(750)	(1,228)

Net cash provided by (used in) financing activities	332	(6,076)
Effect of exchange rate changes on cash	266	191

NET DECREASE IN CASH	(900)	(230)
Cash beginning of period	1,744	880

Cash end of period	$844	$650

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2006 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2005.

2.	The Company’s business is seasonal and its results of operations for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected in any other interim period during or for the full year ending December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2006, a total of 8,000 shares of common stock issuable on exercise of stock options were excluded from the computation of diluted earnings per shares; whereas for the three and nine months ended September 30, 2005 a total of 93,000 and 54,000 common shares, respectively, that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods.

Under the treasury stock method, the amount the employee must pay to exercise stock options, the amount of the compensation cost for future service that the Company has not yet recognized and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible by the Company for income tax purposes are assumed to be used to repurchase shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Numerator:
Net earnings	$705	$1,674	$4,823	$4,803
Denominator:
Weighted average shares outstanding	4,434	4,500	4,421	4,599
Dilutive effect of stock options	180	142	178	179

Denominator for diluted net income per share	4,614	4,642	4,599	4,778

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

4.	The Company leases its corporate offices and warehouse facilities. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2006 (remaining three months)	$1,011
2007	3,794
2008	3,544
2009	3,039
2010	2,311
Thereafter	8,894

$22,593

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
USA	$34,332	$36,952	$118,056	$117,862
Canada	9,954	8,467	34,543	29,167
Other	—	—	—	4

	$44,286	$45,419	$152,599	$147,033

6.	Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net earnings	$705	$1,674	$4,823	$4,803
Change in accumulated foreign currency translation adjustment:	(19)	276	246	158

Comprehensive earnings	$686	$1,950	$5,069	$4,961

7.	Stock Based Compensation. On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions such as the options issued under the Company’s Stock Option Plans. The statement provides for, and the Company has elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based awards and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock-based compensation expense was $26,000 and $70,000, respectively, for the three and nine month periods ended September 30, 2006.

Prior to January, 2006, the Company accounted for its stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost was reflected in net income, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The application of SFAS 123R had the following effect on the reported amounts for the three and nine month periods ended September 30, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123R Adjustment	As Reported
Three Months ended September 30, 2006
Operating income	$1,792	$26	$1,766
Earnings before income tax	1,361	26	1,335
Net income	731	26	705
Basic earnings per share:	$0.17	$0.00	$0.16

Diluted earnings per share:	$0.16	$0.00	$0.15

Nine Months ended September 30, 2006
Operating income	$9,393	$70	$9,393
Earnings before income tax	7,989	70	7,989
Net income	4,823	70	4,823
Basic earnings per share:	$1.11	$0.00	$1.09

Diluted earnings per share:	$1.06	$0.00	$1.05

Stock-based compensation for the three and nine month periods ended September 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,674	$4,803
Value of stock-based compensation expense, determined under fair based method, net of related tax effects	(15)	(45)
Pro forma net income	$1,659	$4,758
Earnings per share:
Basic – as reported	$0.37	$1.04
Basic - pro forma	$0.37	$1.03
Diluted – as reported	$0.36	$1.01
Diluted – pro forma	$0.36	$1.00

The Company has in effect a 2005 Stock Incentive Plan (the “2005 Plan”), which authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 were authorized for issuance under the 2005 Plan. Options to purchase a total of 30,000 shares of our common stock granted under the 2005 Plan were outstanding at September 30, 2006. We also have in effect a 1999 Stock Incentive Plan (the “1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 196,667 shares of our common stock granted under the 1999 Plan were outstanding at September 30, 2006. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 180,166 shares of our common stock remained outstanding under the 1993 Plan as of September 30, 2006.

In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Company’s common stock were reserved for issuance under this Plan. The Plan is available to all full-time employees (other than employees that own 5% or more of our outstanding shares of common stock) and participation is voluntary. Employees who desire to participate may elect to do so at the beginning of an annual “purchase” period, at which time they are required to authorize payment for the shares they desire to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The price of the shares is determined at the end of the purchase period, at which time the participating employees have the option of having their withholdings applied to purchase shares under the Plan or withdraw from the Plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the Plan is 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever price is lower. At September 30, 2006, there was a total 188,896 shares available for future issuance under this Plan.

For purposes of SFAS 123R, the fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

We used the following weighted average assumptions in estimating the fair value of the options issued in the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock Option Plans:
Expected volatility	42.0%	47.0%	52.0%	47.0%
Risk free interest rates	5.0%	4.1%	4.7%	3.8-4.1%
Expected dividend yields	2.9%	2.1%	2.7%	2.1%
Expected lives	10 years	4 years	5 years	4 years
Stock Purchase Plan:
Expected volatility	47.0%	47.0%	47.0%	47.0%
Risk free interest rates	4.8%	4.2%	4.8%	4.2%
Expected dividend yields	2.7%	2.1%	2.7%	2.1%
Expected lives	1 year	1 year	1 year	1 year

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s current dividend policy and the fair market value of the Company’s shares at September 30, 2006. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The following table summarizes stock option activity during the nine month period ended September 30, 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	453,066	$3.92
Granted	82,000	7.50
Exercised	(122,233)	3.39
Forfeited	(6,000)	5.98
Outstanding at September 30, 2006	406,833	$4.76	5.1 years	$2,036,122
Exercisable at September 30, 2006	208,833	$3.19	3.2 years	$1,369,350

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on September 30, 2006 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2006. The total pre-tax intrinsic value of options exercised during the three months and nine months ended September 30, 2006 was $311,000 and $638,000, respectively.

The weighted-average grant-date value of options granted during the nine month periods ended September 30, 2006 and 2005 was $2.83 and $2.36 respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2006, and changes during the nine month period ended September 30, 2006, is presented below:

	Shares	Weighted Average Grant- Date Fair Value
Nonvested at December 31, 2005	122,000	$5.68
Granted	82,000	7.50
Vested	—	—
Forfeited	(6,000)	5.98
Nonvested at September 30, 2006	198,000	$6.42

As of September 30, 2006, there was $279,545 of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.5 years.

8.	Recent Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, therefore, in the case of the Company, SFAS No. 154 became effective as of January 1, 2006. We believe that adoption of SFAS No. 154 will not have a material effect on our financial position or results of operation.

In March 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of the FASB Statements No. 133 and 140) and SFAS No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140). We do not expect the adoption of SFAS No. 155 and SFAS No. 156 to have a material impact on our financial position or results of operation.

On September 30, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adoption of SFAS 157 on its financial position, cash flows and results of operations.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108, but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows and results of operations.

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

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions, including the availability and prices of gasoline and prevailing interest rates. As a result, recessionary conditions and increases in gasoline prices or in interest rates often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats, because these conditions increase the consumers’ costs of purchasing, and the costs and difficulties of using, their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. Moreover, we have found, at least since September 11, 2001, that the usage of RVs also can be affected by geopolitical conditions. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, shortages in the supply and increases in the prices of gasoline, increases in interest rates and unusually adverse weather conditions and, in some cases, geopolitical events as well.

Overview of Operating Results – Three and Nine Months Ended September 30, 2006 and 2005

The following table compares, and shows the changes in, our net sales, gross profit, operating expenses and pre-tax income and net earnings in the three and nine month periods ended September 30, 2006 and 2005.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Net sales	$44,286	$45,419	(2.5)%	$152,599	$147,033	3.8%
Gross profit	7,993	8,585	(6.9)%	30,715	28,322	8.4%
Selling, general & admin. expenses	6,227	5,635	10.5%	21,322	19,423	9.8%
Operating income	1,766	2,950	(40.1)%	9,393	8,899	5.6%
Earnings before income taxes	1,335	2,692	(50.4)%	7,989	7,885	1.3%
Net earnings	$705	$1,674	(57.9)%	$4,823	$4,803	0.4%
Net earnings per diluted share	$0.15	$0.36	(58.3)%	$1.05	$1.01	4.0%

As indicated in the table above, net sales and gross profits declined by 2.5% and 6.9%, respectively, in the three months ended September 30, 2006, as compared to the same three months of 2005, and selling, general and administrative expenses increased 10.5% in the same period. As a result, operating income, earnings before income taxes and net earnings declined by 40.1%, 50.4% and 57.9%, respectively, while earnings per diluted share declined by 58.3% in the three months ended September 30, 2006, as compared to the corresponding three months of 2005.

As described in more detail below, we believe that sales were adversely impacted primarily by higher gasoline prices and higher interest rates, which increased the costs to consumers of purchasing and using RVs and boats, and our gross margin was adversely affected by higher shipping costs.

In the nine months ended September 30, 2006, net sales and gross profits increased by 3.8% and 8.4%, respectively, as compared to the same nine months of 2005 and more than offset in increase of 9.8% in selling, general and administrative expenses. As a result, operating income, earnings before income tax and net earnings increased by 5.6%, 1.3% and 0.4%, respectively, while earnings per diluted share increased by 4.0%, in the nine months ended September 30, 2006 as compared to the same nine months of 2005. These increases were primarily attributable to sales of our line of Kipor standby and portable generators, which overcame the effects of the adverse conditions that were affecting purchases and usage of RVs and boats.

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amounts of available tax deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those trends or conditions were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to those assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased to replenish the allowances following write-downs in the carrying value of those accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statements of income in the periods when those allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

Allowance for Deferred Income Taxes. We record, as a “deferred tax asset” on our balance sheet, tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At September 30, 2006, the aggregate amount of that deferred tax asset was approximately $2.1 million. Under applicable federal and state income tax laws and regulations, tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that mighty adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

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

Results of Operations

Net Sales

The following table sets forth our net sales, in thousands of dollars, in the three and nine months ended September 30, 2006 and in the corresponding periods of 2005.

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change	Amounts		% Change
2006	2005	2006 vs. 2005	2006	2005	2005 vs. 2004
(Unaudited)
$44,286	$45,419	(2.5)%	$152,599	$147,033	3.8%

The decline in net sales during the three months ended September 30, 2006 was due an industry-wide slowdown in purchases and usage of RVs. That slowdown, we believe, was due primarily to increases in gasoline prices, which reached record levels during the early summer, and increases in interest rates. Those conditions made the purchase and usage of RVs and boats less affordable, which led consumers to reduce their purchases and usage of RVs and boats, thereby adversely affecting consumer demand for the products we sell. The increase in net sales, during the nine months ended September 30, 2006, was due primarily to the introduction, in the fourth quarter of 2005, of a line of standby and portable generators, sales of which more than offset the effects on our sales of the industry-wide slowdown in purchases and usage of RVs and boats.

Gross Margin

Set forth below is unaudited information regarding our gross profit, in thousands of dollars, and our gross margin in the three and nine months ended September 30, 2006 as compared to the same respective periods of 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gross profit	$7,993	$8,585	$30,715	$28,322
Gross Margin	18.0%	18.9%	20.1%	19.3%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

The decrease in our gross margin in the three months ended September 30, 2006, as compared to the same period in 2005, was due primarily to increased freight-in costs associated with our overseas products and increased shipping costs that are a result of rising gasoline prices. The increase in our gross margin in the nine months ended September 30, 2006, as compared to the same period of 2005, was primarily due to the sale of the higher-margin standby and portable generators, as described above. The effect of those sales more than offset (i) the increase in freight and shipping costs and (ii) an increase in warehouse expenses, including an increase in rent, resulting from the relocation of our Visalia warehouse to a larger facility.

Selling, General and Administrative Expenses

Set forth below is unaudited information regarding selling, general and administrative expenses, expressed in thousands of dollars, and as a percentage of net sales, in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Selling, general & administrative expenses	$6,227	$5,635	$21,322	$19,423
As a percentage of net sales	14.1%	12.4%	14.0%	13.2%

Our selling, general and administrative (“SG&A”) expenses increased by $592,000 or 10.5% in the three months ended September 30, 2006 and by $1.9 million, or 9.8%, in the nine months ended September 30, 2006, as compared to the respective corresponding periods of 2005. These increases were primarily attributable to increases in labor costs, both selling and administrative. The increase in labor costs was due to (i) increased sales and administrative personnel employed to promote, manage and test our new line of generators (ii) periodic salary increases, and (iii) the strengthening Canadian dollar over the year.

Other Expense

Set forth below is unaudited information regarding other expense, expressed in thousands of dollars and as a percentage of net sales, in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Other Expense
Interest expense	$419	$296	$1,340	$1,051
Other	12	(38)	64	(37)

Total	$431	$258	$1,404	$1,014

As a percentage of net sales	1.0%	0.6%	0.9%	0.7%

The increase in other expense in the three months and nine months ended September 30, 2006, as compared to the same periods of 2005, was primarily the result of increases in the rate of interest charged on borrowings under on our bank line of credit during the first nine months of this year as compared to the first nine months last year. That increase was the result of increases in market rates of interest on which the interest rate under our bank credit line is based. The increase in market rates of interest was primarily due to actions of the Board of Governors of the Federal Reserve System that were designed to tighten credit and, thereby, prevent or at least moderate increases in inflation.

Income Taxes

Set forth below is unaudited information regarding the provision for income taxes, expressed in thousands of dollars and as a percentage of net sales, in the three and nine months ended September 30, 2006, as compared to the corresponding periods of 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Income tax provision	$630	$1,018	$3,166	$3,082
Effective tax rate	47.2%	37.8%	39.6%	39.1%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Our effective tax rate increased to 47.2% and 39.6% of pre-tax earnings in the three and nine months ended September 30, 2006, respectively, as compared to 37.8% and 39.1% of pre-tax earnings, respectively, for the comparable periods in 2005. This increase was due in large part to the impact of the non-deductible expenses in the United States on those pre-tax earnings.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2009, we may borrow up to the lesser of (i) $50 million during the period from March through July, and $40 million during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 1.5 percent.

At October 31, 2006, outstanding bank borrowings totaled $17.7 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

The revolving credit agreement with the bank contains certain restrictive covenants, including covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on certain mergers and consolidations. The Company was in compliance with all the covenants as of September 30, 2006.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the nine months ended September 30, 2006, our accounts receivable decreased by $2.8 million, as compared to $123,000 in the same period of 2005. We believe that this decrease was primarily due to the industry-wide slowdown in purchases and usage of RVs and boats during the second and third quarters of this year, which led After-Market Customers to reduce their product orders.

We were able to significantly reduce our inventories at December 31, 2005. During the nine months ended September 30, 2006, we increased inventories by $5.8 million, which included replenishments of RV and boating products for the 2006 spring buying season and the acquisition of inventory for our new line of portable and standby generators.

The volume of the products we purchase from suppliers in Asia increased during the 12 months ended September 30, 2006. We have not been able to obtain extended payment terms with foreign vendors to the same extent that we have enjoyed with U.S. suppliers. As a result, although we increased our inventories by $5.8 million in the first nine months of 2006, our accounts payable decreased by $4,544,000 during the same period. Due largely to the increase in inventories and the decrease in accounts payable during the nine months ended September 30, 2006 we increased our borrowings under our bank credit facility by $1.2 million, as compared to a reduction of $4.5 million in bank borrowings in the same nine months of 2005.

We made capital expenditures of $345,000 in the nine months ended September 30, 2006 and $483,000 in the comparable period in 2005. These expenditures were primarily for computer enhancements and purchases of telephone and warehouse equipment.

In the first quarter of 2006, the Company’s Board of Directors increased the quarterly cash dividends to $0.05 per share. The Company paid cash dividends of $754,000 and $550,000 in the first nine months of 2006 and 2005, respectively.

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

Contractual Obligations at December 31, 2005	Total	Less Than 1 Year	1-3 Years	4 -5 Years	More than 5 years
	(In thousands)
Long-Term debt Obligations	$19,239	$—	$—	$19,239	$—
Capital Lease Obligations	662	155	262	245	—
Operating Lease Obligations	18,343	3,897	6,009	3,791	4,646
Purchase Obligations	—	—	—	—	—

Total	$38,244	$4,052	$6,271	$23,275	$4,646

Dividend Policy. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends of $.04 per share to our stockholders. Pursuant to that policy we paid total cash dividends of $727,000 in 2005. In the first quarter of 2006, our Board of Directors approved an increase in the quarterly cash dividend to 0.05 per share. On August 10, 2006, our Board of Directors approved a further increase in the amount of the quarterly cash dividend to $0.07 per share. We expect, therefore, that cash dividends in 2006 will total approximately $1,060,000.

Share Repurchases. In 2005, the Board of Directors adopted share repurchase programs authorizing repurchases by us of up to an aggregate of $2,700,000 of our shares of common stock in open market or private transactions. Share repurchases pursuant to this program totaled $1,200,000 during the fiscal year ended December 31, 2005 and $750,000 during the first nine months of 2006. Information regarding our share repurchases made pursuant to this program during the quarter ended September 30, 2006 is set forth in Item 2 of Part II of this report.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2006 will be to fund operations and the capital expenditures, cash dividends and to make share repurchases as described above, and we anticipate that we will be able to fund those cash requirements in 2006 with borrowings under our revolving credit facility and internally generated funds. We currently do not anticipate any material changes in the cash requirements of our business or in the sources of funds for our operations.

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins. As a result, we will be seeking to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the warmer months from March through August than we do during the remainder of the year. Because a substantial portion of our expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in the months when sales are lower.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS”) No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements which required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 will require retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and, therefore, in the case of the Company, SFAS No. 154 became effective as of January 1, 2006. We believe that adoption of SFAS No.154 will not have a material effect on our financial position or results of operations.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No 155, Accounting for certain Hybrid Financial Instruments (an amendment of FASB Statements Nos. 133 and 140) and SFAS No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140). We do not expect the adoption of SFAS No. 155 and SFAS No. 156 to have a material impact on our financial position or results of operations.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are estimates or predictions of future financial performance or financial condition, or are statements about financial or market trends that may affect our future results of operations. Those estimates and predictions are based upon current information and are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats are affected by consumers’ level of discretionary income and their confidence about economic conditions; the availability and prices of gasoline; prevailing interest rates; and weather conditions. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following;

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which cause consumers to reduce their purchases and usage of RVs and boats:

•	Increases in the price and shortages in the supply of gasoline, which increase the costs of using, and the willingness of consumers to purchase and use, RVs and boats; and

•	Increases in interest rates which affect the availability and affordability of financing for RVs and boats and accessories for RVs and boats;

•	Unusually severe or extended winter weather conditions, which can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and which can cause period-to-period fluctuations in our sales and financial performance.

These conditions also often lead to increased price competition in our markets which could force us to reduce our prices, thereby reducing our sales revenue and our gross profit margins and earnings.

Reliance on Sole Sources of Supply for Certain of our Products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship, our sales and earnings could decline, possible to a significant extent.

The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they will sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically, were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and reduced earnings.

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downtowns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement, and the interest we have to pay on such debt impacts our operating results.

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

Product liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the product manufacturers. To protect ourselves from product liabilities, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. Although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have.

No Assurance that We Will Be Able to Continue Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.07 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.07 per share called for by our dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Certain of the above risks, as well as others, are discussed in Item 1A, entitled “Risk Factors”, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and readers of this report are urged to read that section of that Annual Report.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this report. We also disclaim any obligations to update forward-looking information contained in this report or in our Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of September 30, 2006, we had outstanding borrowings of approximately $20.6 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 2006, there were no such agreements outstanding.

At September 30, 2006 none of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10–Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A. RISK FACTORS

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

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Repurchases

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended September 30, 2006.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31, 2006	1,992	$8.79	1,992	$1,227,530
August 1 to August 31, 2006	13,000	$10.20	13,000	$1,094,930
September 1 to September 30, 2006	110	$10.00	110	$1,093,830

Total	15,102	$10.01	15,102

Our share repurchases during the quarter ended September 30, 2006 were made pursuant to a stock repurchase program that was publicly announced on June 3, 2005 and at that time authorized up to $1.5 million of share repurchases. On December 9, 2005, the Company publicly announced that its Board of Directors had authorized the Company to make up to an additional $1.2 million of share repurchases under this program. This program does not have an expiration date and it is the Company’s current intention to make additional share purchases under this program. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 2006 Annual Meeting of Stockholders was held on August 10, 2006. There were two matters voted on by stockholders at that Meeting: (i) the election of two (2) Class III Directors to the Company’s Board of Directors to serve for a term of three (3) years and until their successors are elected, and (ii) approval of a Stockholder Rights Plan, which had been adopted by the Board of Directors in February 2006 (the “Rights Plan”).

Election of Directors. The Board of Directors of the Company nominated Thomas R. McGuire and Ben A. Frydman for election to the Board of Directors as the Company’s Class III Directors to serve for a term of three years and until their successors are elected. Messrs. McGuire and Frydman were the only persons nominated for election as Class III Directors at the Annual Meeting and, accordingly, their election was uncontested. Set forth below is information regarding the results of the voting on the election of the Class III Directors:

NOMINEES	VOTES CAST
	For	Percent	Withhold	Percent
Thomas R. McGuire	3,403,106	87.59%	482,250	12.41%
Ben A. Frydman	3,119,434	80.29%	765,922	19.71%

As the election was uncontested, there were no broker non-votes.

Approval of the Stockholders Rights Plan. Adoption of the proposal to approve the Rights Plan required the affirmative vote of a majority of the shares that were present, in person or by proxy, and were voted on this proposal at the Annual Meeting. Abstentions on this proposal had the same effect as a vote against it. Broker non-votes were treated as if they had not been voted and, therefore, except for quorum purposes, were not be counted in determining whether this proposal was adopted. The proposal to approve the Rights Plan was approved by the Company’s stockholders by the following vote:

	Number of Shares Voted	Percent of Shares Voted
Votes For	2,464,095	82.5%
Votes Against	523,424	17.5%
Abstentions	749	0.0%

The number of broker non-votes with respect to this Proposal was 897,088.

ITEM 6. EXHIBITS

(a)	Exhibits:

	Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

	Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2006	By:	/s/ SANDRA A. KNELL
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