Form 10-K
period 2006-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2007-04-02
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of 15(d) of the Act.    YES  ☐    NO  ☒.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common stock held by non-affiliates of Registrant as of June 30, 2006, the last day of the second quarter of fiscal 2006, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $32,856,600.

As of March 19, 2007, a total of 4,413,821 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2007.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF C ONTENTS

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

Overview of Our Business

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply more than 14,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada. Our customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“After-Market Customers”), who resell the products they purchase from us, at retail, to consumers that own or use RVs and boats.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers (“proprietary products” or “Coast-Branded Products”). We market our proprietary products under our own brand-names in competition with brand name products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for functionally equivalent brand name products manufactured by long time suppliers that are based in the United States. For additional information regarding our proprietary products, see “Products—Proprietary Products Strategy and Sales” below.

In the latter part of 2005, Coast began marketing and selling gasoline inverter and diesel portable and standby generators, manufactured by Wuxi Kipor Power Co., Ltd. (“Kipor”), which is the largest manufacturer in China of inverter generators for export. In April 2006, Coast and Kipor entered into an agreement appointing Coast as the sole distributor of Kipor’s products in the Continental United States, Canada and Mexico. See “Products - Kipor Generator Products” below for additional information regarding the Kipor Agreement and the products that we sell pursuant to that Agreement.

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

Products

General. We carry a full line of more than 14,500 RV and boating parts, supplies and accessories which we purchase from more than 500 manufacturers. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, mirrors and compressors. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment that are designed primarily for use on trailer-towable boats.

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

Generally, the costs to us of purchasing proprietary products are lower than the costs of purchasing functionally equivalent products from traditional suppliers based in the United States. As a result, our proprietary products strategy has enabled us, over the years, to offer our customers lower priced products, without compromising quality, and at the same time has enabled us to increase our gross profit margins. We believe, moreover, that our Coast-branded proprietary products are gaining greater acceptance among users of RVs and boats. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” elsewhere in this Report. However, the costs of marketing our proprietary products generally are greater than for established brand-name products, which can offset some of the margin advantage we gain on sales of those products.

During the past several years we have begun to source from overseas manufacturers, and market and sell in the United States and Canada, products that have applications not only in the RV and boating markets, but also in other markets. We intend to continue our efforts to source additional products from independent manufacturers, primarily in the Far East, that we can sell into multiple markets in the United States and Canada, in order to increase our sales and gross margins and reduce our dependence on the RV and boating markets. It is too early to predict if this strategy will prove to be successful. Among other things, if we do introduce products into new markets, we are likely to face competition in those markets from other manufacturers and distributors, some of which will be larger and will have more marketing and capital resources than we do and will be better known in those markets than we are. Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these products to consumers, rather than being able to rely on marketing programs conducted by established domestic manufacturers.

Kipor Generator Products. In the latter part of 2005 we began importing, for resale in our markets, gasoline inverter and diesel portable and standby generators manufactured by Wuxi Kipor Power Co., Ltd. (“Kipor”), which is the largest manufacturer in China of inverter generators for export. In April 2006, we entered into a Sole Sales and Service Agreement with Kipor (the “Kipor Agreement”), which appoints Coast as the sole distributor of Kipor’s products in North America, which is defined in the Agreement to include the Continental United States, Canada and Mexico. The Kipor products covered by the Agreement include gasoline inverter generators; diesel generators, including Kipor’s diesel Super-Silent generators; converter generators; diesel and gasoline engines; and water pumps. Under the Agreement, Coast (i) is responsible for marketing, and is obligated to use its best efforts to maximize sales of, Kipor products in North America, and (ii) is responsible for providing, or arranging for the provision, of warranty and repair services for Kipor products sold in North America.

The Agreement is to continue in effect until twelve (12) months after either party gives its written notice of an intention to terminate the Agreement to the other party. However, Kipor will have the right to terminate the Agreement on 90 days’ prior written notice to Coast, if Coast fails to fulfill any of its responsibilities or obligations under the Agreement, including the achievement of any minimum sales objectives that may be established by mutual agreement of the parties, subject, however, to Coast’s right to cure such failure within that 90 day notice period. If Coast succeeds in curing such a failure within that 90-day period, then, the Agreement will not terminate and, instead, will continue in full force and effect.

During 2006, sales of Kipor generators accounted for approximately 8.1% of our net sales in 2006, as compared to 1.5% in 2005. We expect that our sales of Kipor generator products will increase in 2007, as compared to 2006. However, we also expect that our operating costs will increase in 2007, because we are responsible for marketing, and for providing or arranging for warranty and repair services for, Kipor products in our markets.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 2006, 2005 or 2004.

As described above in our discussion of our proprietary products strategy, we have begun to market and sell Kipor generators and other of our proprietary products to national and regional home improvement and home accessories chains, catalogue stores, hardware stores, lumber yards and contractors’ and agricultural equipment outlets. However, to date, our sales to those customers have not been material in relation to our sales of such products to RV and boating After-Market customers.

Our Customer Service Center and Computerized Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

We also operate a national customer sales and service center through which our customers can obtain product information and place orders by telephone using our toll-free telephone numbers. Our customer sales and service center is staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues.

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

Annual Dealer Buying Show. Each year, in February, we host our annual dealer buying show, in Las Vegas Nevada, for our customers. At these shows, we display and sell thousands of the products we distribute, including products from more than 300 of our independent suppliers and our Coast-branded proprietary products. Representatives from more than 700 of our U.S. and Canadian customers attended our 2007 dealer buying show. Since consumers typically increase their purchases of RV and boating products in the early spring, to facilitate sales of products at our dealer buying show we offer our creditworthy customers extended payment terms that allow them to purchase products at the show and defer their payments to us for those products until the spring.

Distribution

Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 14,500 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on their historical product sales to customers in their regions. We rely primarily on independent freight companies to ship our products to our customers. We have implemented an inventory management and deployment program which has enabled us to reduce our costs of inbound freight, improve the responsiveness and timeliness of the service we provide our customers, as evidenced by steady improvement over the past three years in order fill rates, and reduce our service costs. We believe that the implementation of this program contributed to a meaningful extent to an overall improvement in our gross margin during the past three years from 2004 through 2006, when our gross margin was 19.2%, 18.5%, 18.8%, respectively, as compared to 17.5% in 2003, 15.9% in 2002 and 14.2% in 2001.

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

None of the manufacturers or suppliers from which we obtain products accounted for more than 5% of our product purchases in 2006, 2005 or 2004, except Airxcel, Inc., which supplies us with our requirements for RV air conditioners, sold under the Coleman® brand name, Valley Industries, Inc., which supplies us with towing products, and Kipor, which supplies us with portable generators. In the years ended December 31, 2006, 2005, and 2004, the products supplied to us by Airxcel accounted for approximately 10%, 11% and 9%, respectively, and the products supplied by

Valley accounted for approximately 7%, 10%, and 11%, respectively, of our product purchases in those years. The products supplied to us by Kipor accounted for approximately 13% of our total purchases in 2006. See “Products – Kipor Generator Products” above

We generally do not independently warrant the products that we distribute and sell. Instead, the manufacturers generally warrant those products and allow us to return defective products, including those that have been returned to us by our customers. In the last quarter of 2005, we began selling a line of Kipor portable and standby generators under a product supply arrangement with Kipor which provides for us to share in the costs of providing warranty services for these products. The warranty period 24 months following the sale of a Kipor generator to a retail customer. In 2005, we did not have sufficient experience with these products to be able to predict, with any accuracy, the warranty costs that we might incur under this arrangement and, as a result, we had not yet established any reserves for such costs or for possible warranty claims that might have been made with respect to these products. By the fourth quarter of 2006, we had obtained sufficient experience with respect to the types and costs of warranty claims typically associated with those products and, as a result, were able to estimate future claims on the products as they are sold. Accordingly, at December 31, 2006, we recorded a charge of $418,000 to establish an allowance for potential warranty claims and costs with respect to those products.

We do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell. Additionally, we often are able to obtain indemnification agreements from our product suppliers to protect us against product liability claims that may arise out of the use of the products they manufacture and supply to us for resale.

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

Employees

At December 31, 2006, we had approximately 410 full-time employees, which include employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

Our Website

Our internet website address is www.coastdistribution.com. Our Annual Report to Stockholders and all of our SEC filings are available on our website, without charge. Copies of these filings also are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC at its website, which is www.sec.gov.

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

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats are affected by consumers’ level of discretionary income and their confidence about economic conditions; the availability and prices of gasoline; prevailing interest rates; and weather conditions. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which cause consumers to reduce their purchases and usage of RVs and boats;

•	Increases in the prices and shortages in the supply of gasoline, which increase the cost of using and, therefore, the willingness of consumers to purchase and use RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for the purchase of RVs and boats and RV and boating accessories;

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

Risks Related to New Proprietary Products Strategy. We have begun sourcing and buying from overseas manufacturers and marketing and selling new products, such as portable and standby generators, into new markets. We do not have experience in marketing and selling products in some of those markets and there is no assurance that these products will gain acceptance among customers in those markets. We also expect to encounter stiff competition from companies that manufacture or market competing products. We expect that many of those companies will be larger and will have greater financial and marketing resources than we have. Also, we will have greater responsibilities in marketing and providing warranty protection and service for these products. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims related to these products.

Product Liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the product manufacturers. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. Although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained either by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have.

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.07 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited, to our future financial performance and our available cash resources and the cash requirements of our business and, possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly cash dividends will be equal to the $0.07 per share called for by our current dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

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

ITEM 1B	Unresolved Staff Comments

None.

ITEM 2.	PROPERTIES

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

Locations	Square Footage	Lease Expiration Dates
Wilsonville, Oregon	57,000	December 31, 2011
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	90,670	April 30, 2009
San Antonio, Texas	27,300	June 30, 2008
Denver, Colorado	50,000	September 30, 2009
Elkhart, Indiana	109,000	December 31, 2016
Lancaster, Pennsylvania	64,900	June 30, 2009
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2008
Gilbert, Arizona	36,500	March 31, 2007
Salt Lake City, Utah	30,400	June 30, 2008
Johnstown, New York	52,500	November 30, 2009
Eau Claire, Wisconsin	36,000	October 31, 2009
St. Bruno, Quebec	40,715	January 1, 2010
Orillia, Ontario	36,360	December 1, 2011
Calgary, Alberta	30,750	December 1, 2008
Langley, British Columbia	22,839	May 31, 2009

Our executive offices are located in Morgan Hill, California, a suburb of San Jose, where we lease 26,000 square feet of office space. Our address is 350 Woodview Avenue, Morgan Hill, California 95037 and our telephone number at that location is (408) 782-6686.

We lease 18,125 square feet of space in Elkhart, Indiana and 2,000 square feet of space in Saint-Hubert, Quebec where we maintain product testing facilities. We also lease 1,500 square feet of office space in Seattle, Washington where we maintain a sales office.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to legal proceeding, claims and litigation arising in the ordinary course of our business, including product liability and personal injury claims and intellectual property litigation. Product liability and personal injury claims usually arise out of the use by consumers of the products we sell and, in most cases we are named as an additional defendant in an action brought against the manufacturer of the products involved. In many instances, we have obtained indemnities from the manufacturers; however, it also is our practice to maintain product liability insurance of our own. While the outcome of these matters is currently not determinable, based on information currently available to us, we do not expect that any liabilities or costs that may arise out of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
Thomas R. McGuire	63	Chairman of the Board and Chief Executive Officer

James Musbach	56	President and Chief Operating Officer

Sandra A. Knell	49	Executive Vice President — Finance and Chief Financial Officer and Secretary

David A. Berger	52	Executive Vice President — Operations

Dennis A. Castagnola	59	Executive Vice President — Proprietary Products

Set forth below is certain information regarding the Company’s executive officers.

THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been its Chairman of the Board and Chief Executive Officer since the Company’s inception in 1977.

JAMES MUSBACH. Mr. Musbach, who had served as President of Coast from 1994 to 1995, rejoined the Company in September 2006. Between 1995 and his return to Coast, Mr. Musbach held various management positions with Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems, most recently serving as an Executive Vice President of Raytek and the General Manager of Raytek’s Portable Products Division.

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and trade on the American Stock Exchange under the trading symbol “CRV.”

The following table sets forth, for the calendar quarters indicated, (i) the range of the high and low per share sales prices of our common stock as reported by the American Stock Exchange and (ii) the cash dividends per share that we paid to our stockholders.

	High	Low	Cash Dividends Per Share
2006
First Quarter	$7.69	$7.05	$0.05
Second Quarter	8.99	7.19	0.05
Third Quarter	10.80	8.00	0.07
Fourth Quarter	10.14	7.75	0.07

2005
First Quarter	$8.20	$5.88	$0.04
Second Quarter	6.42	3.99	0.04
Third Quarter	6.10	4.71	0.04
Fourth Quarter	7.65	5.44	0.04

On March 19, 2007 the closing price per share of our shares of common stock on the American Stock Exchange was $8.00 and there were approximately 703 holders of record of the Company’s shares.

Dividend Policy

In January 2005, our Board of Directors adopted a cash dividend policy that provided for the payment of quarterly cash dividends, each in the amount of $0.04 per common share. In accordance with that policy, in 2005 we paid cash dividends to our stockholders totaling $727,000. In January 2006, our Board of Directors increased the regular quarterly cash dividend to $0.05 per share, and in August 2006, our Board of Directors further increased that cash dividend to $0.07 per share per quarter. In 2006, we paid cash dividends to our stockholders totaling $1,064,000. We expect to pay cash dividends in 2007 totaling approximately $1,239,000 (which is based on the assumption that the average number of shares outstanding during 2007 will be approximately 4,425,000).

The payment of quarterly cash dividends in the future pursuant to this policy will be subject to final determination by the Board of Directors each quarter, based on its review of a number of considerations, including the Company’s financial performance and its available cash resources and its cash requirements. It also could become necessary for us to obtain the consent of the lender under our credit facility in order to pay cash dividends pursuant to this dividend policy. For these reasons, as well as others, there can be no assurance that the amount of future cash dividends will not have to be reduced or that the payment of dividends will not have to be suspended or even terminated in its entirety in the future.

Repurchases of Common Stock

In 2005, our Board of Directors adopted stock repurchase plans which authorized the Company to repurchase, in the aggregate, up to of $2,940,000 of shares of our common stock in open market or private transactions in accordance with the applicable rules of the Securities and Exchange Commission. Pursuant to those plans, we purchased a total of 150,545 and 288,008 shares of our common stock during 2006 and 2005, respectively, for an aggregate purchase price of approximately $2,293,000.

The following table sets forth information regarding our share repurchases during the quarter ended December 31, 2006.

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
October 1, 2006 to October 31, 2006	10	$9.85	10	$1,091,732
November 1, 2006 to November 30, 2006	36,008	$8.11	36,008	$799,632
December 1, 2006 to December 31, 2006	18,125	$7.91	18,125	$647,463

Total	54,143	$8.39	54,243

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

Stock Performance Graph

The following graph presents a five-year comparison of cumulative total returns for (i) Coast, (ii) an index comprised of companies within the recreational products markets that were selected by us (the “Peer Group”), and (iii) the American Stock Exchange composite index (the “AMEX Composite”). The Peer Group consists of Brunswick Corporation, Coachmen Industries Inc., Fleetwood Enterprises, Inc., and Winnebago Industries, Inc., which are manufacturers of recreational vehicles and boats, and West Marine Inc. which sells boating parts, supplies and accessories both at wholesale and at retail. The data for the graph was obtained from Hemscott, Inc.

	At December 31,
	2001	2001	2003	2004	2005	2006
Coast Distribution	100.00	353.85	1,094.74	1,485.98	1,553.80	1,848.39
Peer Group Index	100.00	96.32	157.62	211.11	174.24	150.76
AMEX Market Index	100.00	96.01	130.86	149.65	165.03	184.77

The Stock Performance Graph assumes that $100 was invested, at the end of fiscal 2001, in Coast’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the Performance Graph are not necessarily indicative of future stock performance.

Equity Compensation Plans

Certain information, as of December 31, 2006, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2006, 2005 and 2004, and the selected balance sheet data at December 31, 2006 and 2005, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements. The selected operating data for the fiscal years ended December 31, 2003 and 2002, and the selected balance sheet data at December 31, 2004, 2003 and 2002, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Operating Data:
Net Sales	$179,103	$176,341	$171,833	$156,478	$145,816
Cost of sales (including distribution costs)	145,501	143,732	138,792	129,094	122,614

Gross margin	33,602	32,609	33,041	27,384	23,202
Selling, general and administrative expenses	27,160	24,932	24,502	22,087	20,561

Operating income	6,442	7,677	8,539	5,297	2,641
Equity in net earnings of affiliated companies	147	90	52	54	9
Other income (expense)
Interest expense	(1,617)	(1,308)	(1,117)	(1,269)	(1,456)
Other	(141)	30	(35)	108	684

	(1,758)	(1,278)	(1,152)	(1,161)	(772)
Earnings before income taxes and cumulative effect of accounting change	4,831	6,489	7,439	4,190	1,878
Income tax provision	1,858	2,732	3,033	1,743	791

Earnings before cumulative effect of accounting change	2,973	3,757	4,406	2,447	1,087
Cumulative effect of accounting change	—	—	—	—	(6,325)

Net earnings (loss)	$2,973	$3,757	$4,406	$2,447	$(5,238)

Net earnings (loss) per share-diluted(1) Before cumulative effect of accounting change	$0.64	$0.79	$0.91	$0.53	$0.25
Cumulative effect of accounting change	—	—	—	—	(1.44)

Net earnings (loss) per share-diluted	$0.64	$0.79	$0.91	$0.53	$(1.19)

Shares used in computation of net earnings (loss) per share	4,616	4,745	4,855	4,635	4,387

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital	$52,704	$46,888	$49,212	$44,685	$39,862
Total assets	69,494	63,533	67,236	62,101	57,013
Long-term obligations (2)	24,350	19,746	23,444	23,799	23,140
Stockholders’ equity	31,847	30,421	28,446	23,898	20,548

Dividends per share	$0.24	$0.16	$0.12	$—	$—

(1)	See Note I to the Company’s Consolidated Financial Statements.
(2)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply more than 14,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States 4 regional distribution centers in Canada. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”).

Factors Generally Affecting Sales of RV and Boating Products

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

Overview of Fiscal 2006 Operating Results

The following table provides income statement data for the fiscal years ended December 31, 2006, 2005 and 2004, and compares our fiscal 2006 operating results to our operating results in each of the two immediately preceding fiscal years. Dollars are in thousands, except per share data.

	Year Ended December 31,
				Increase (Decrease) 2006 vs. 2005		Increase (Decrease) 2005 vs. 2004
	2006	2005	2004
	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net Sales	$179,103	$176,341	$171,833	$2,762	1.6%	$4,508	2.6%
Gross profits	33,602	32,609	33,041	993	3.0%	(432)	(1.3)%
Selling, general & administrative expenses	27,160	24,932	24,502	2,228	8.9%	430	1.8%
Operating income	6,442	7,677	8,539	(1,235)	(16.1)%	(862)	(10.1)%
Interest expense	(1,617)	(1,308)	(1,117)	309	23.6%	191	17.1%
Earnings before income taxes	4,831	6,489	7,439	(1,658)	(25.6)%	(950)	(12.8)%
Provision for income taxes	1,858	2,732	3,033	(874)	(32.0)%	(301)	(9.9)%
Net earnings	$2,973	$3,757	$4,406	$(784)	(20.9)%	$(649)	(14.7)%
Net earnings per share-diluted	$0.64	$0.79	$0.91	$(0.15)	(18.9)%	$(0.12)	(13.2)%

As the above table indicates, we generated increases in net sales and gross margin in 2006 as compared to 2005. However, despite those increases, net earnings declined by $784,000 in 2006, as compared to 2005, due primarily to the following facts and circumstances:

•

Sales of RV and boating products declined in 2006, as compared to 2005, due primarily to a reduction in the usage and purchases, by consumers, of RVs and boats in response to (i) substantial increases in gasoline prices, particularly during the spring and summer months when usage of RVs and boats is usually at its highest, (ii) increases in interest rates, which made the purchase of RVs and boats more expensive and more difficult for consumers to finance, and (iii) concerns that a slowing economy might lead to a recession, which we believe led consumers to curtail their discretionary spending.

•

Sales of our new product line of Kipor portable and standby generators more than offset the decline in sales of RV and boating products in 2006 and enabled us to increase our gross margin to 18.8% from 18.5% in 2005.

•

Increases in selling, general and administrative (“SG&A) expenses, both in absolute dollars and as a percentage of net sales, due primarily to expenses incurred in connection with the launch of our new line of generator products, including expenses to develop and implement marketing and sales programs, to add sales, engineering and quality control personnel, and to provide warranty services for that product line.

In 2006, we were appointed as the exclusive distributor and supplier of Kipor portable and standby generators for North America under a contract with the manufacturer, Wuxi Kipor Power Co. Ltd., the largest manufacturer in China of portable and standby power generators sold for export (“Kipor”). Under that contract, Coast is responsible for marketing and selling and providing warranty services for Kipor generators that are sold to consumers and businesses in North America by Coast’s aftermarket customers. During 2006, Coast worked with Kipor to test generators that it would manufacture for the North American market to ensure that those generators would satisfy U.S. government environmental and quality standards. That testing necessitated changes to, but also led to improvements in, those products. However, those changes and improvements also slowed shipments of generators to Coast. Still, despite these issues, which Coast believes have been resolved, sales of Kipor generators accounted for 8.1% of Coast’s total net sales in 2006, as compared to 1.5% in 2005, when Coast first began importing those products for resale in the United States and Canada.

The higher earnings in 2005, as compared to 2006, also is partly attributable to sales of RV accessories and parts by our customers to FEMA that were used to equip the numerous RVs that FEMA purchased for the victims of Katrina and the other hurricanes that occurred in the Southeast in mid-2005.

Outlook for 2007

The relatively high gasoline prices and increased interest rates have continued into 2007 and we expect that they will continue to adversely affect purchases and usage by consumers of RVs and boats, at least during the first two quarters of 2007. Additionally, we expect that our year-over-year comparisons between those two quarters and the corresponding quarters of 2006 will be negatively impacted, because sales in the first two quarters of 2006 included some residual sales to FEMA which will not recur in the first two quarters this year. Our strategic goals for 2007 are to capture additional market share and to improve our gross margin, despite these market conditions, primarily by continuing to increase our sales of proprietary products that we source from the Far East, including products from supply sources in China that we established during the fourth quarter of 2005. We generally are able to realize higher margins on sales of proprietary products, which we believe have gained greater acceptance among users of RVs and boats during the past three years. We also expect to be able to increase sales of Kipor generators in 2007, as shipments of those products from China ramp up and we begin receiving shipments of higher power generators that have industrial applications and which we believe can lead to further increases in our profit margin. No assurance can be given, however, that we will be able to achieve these goals because, as is described above under the caption “Factors Generally Affecting Sales of RV and Boating Products,” and in Item 1A of this Report, entitled “RISK FACTORS,” our sales and profitability can be affected by a number of conditions that are outside of our control. Additionally, the higher costs of marketing, testing and servicing our line of generator products, as well as new proprietary products that we will be sourcing from the Far East could offset the positive effects of any increases in sales of those higher margin products.

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

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns that reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit products for return.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At December 31, 2006 the aggregate amount of that net deferred tax asset was approximately $2.0 million. Under applicable federal and state income tax laws and regulations, tax loss carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset to the amount we believe we will be able to fully utilize. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

Long-Lived Assets and Goodwill. Long-lived assets, such as property and equipment and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount. In the event that we were to determine that the fair value of the asset has declined below its carrying value, we would be required to reduce the value at which we record the asset on our balance sheet to its fair value through a charge to earnings.

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

Recent Accounting Pronouncements. Information regarding recently issued accounting pronouncements and the impact that they might have on our financial statements in the future can be found in Note A to our Consolidated Financial Statements that are in Item 8 of this Part II of this Annual Report.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of income for the respective periods indicated below:

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.2	81.5	80.8
Gross profit	18.8	18.5	19.2
SG & A expenses	15.2	14.1	14.2
Operating income	3.6	4.4	5.0
Interest expense	(0.9)	(0.7)	(0.7)
Earnings before taxes	2.7	3.7	4.3
Income tax provision	(1.0)	(1.5)	(1.8)
Net earnings	1.7	2.2	2.5

Net Sales.

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the increases in net sales in fiscal 2006, fiscal 2005 and fiscal 2004. Dollars in the table are in thousands.

2006	2005	% Increase 2006 vs. 2005	2004	% Increase 2005 vs. 2004
$ 179,103	$176,341	1.6%	$171,833	2.6%

The increase in net sales in 2006, as compared to 2005, was primarily attributable to increases in sales of our proprietary and exclusive products, largely the Kipor line of portable and standby generators. Those increases more than offset the effects on our sales of RV and boating products of an industry-wide decline in usage and purchases, by consumers, of RVs and boats that, in turn, adversely affected the demand for our products from our After-Market Customers. We believe that this decline was primarily attributable to high gasoline prices and rising interest rates and uncertainties about the direction of the economy.

We believe that the increase in net sales in 2005, as compared to 2004, was primarily attributable to an increase in our share of RV After-Market sales during the year, because the increase in sales was achieved despite an industry-wide slowdown in purchases and usage of RVs that was primarily attributable to increases in gasoline prices and interest rates and a decline in consumer confidence. We believe that we were able to achieve this increase in market share primarily as a result of greater acceptance of and greater demand for our proprietary products in the marketplace, as indicated by increases in our sales of those products to our existing customers and an increase in the number of customers purchasing those products from us, including by customers that had not purchased products from us in the past.

Gross Margin

Gross profit is calculated by subtracting the costs of sales from net sales. Costs of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, freight charges, and charges recorded to establish or maintain allowances for possible warranty claims, bad debts and inventory obsolescence. Gross margin is gross profits stated as a percentage of net sales.

	2006	2005	2004
	(Dollars in thousands)
Gross profit	$33,602	$32,609	$33,041
Gross margin	18.8%	18.5%	19.2%

In 2006 our gross margin increased to 18.8%, as compared to 18.5% in 2005. This increase was primarily attributable to the increase in sales of our proprietary and exclusive products, primarily Kipor generators, on which we realize higher gross margins. The effect of this change in product mix more than offset increases in freight and shipping costs a charge of $418,000 recorded to establish an allowance for possible warranty costs as a result of our obligation, under our Agreement with Kipor, to provide warranty services for the standby and portable generators that we sell.

In 2005 our gross margin declined to 18.5% from 19.2% in 2004. This decline was primarily attributable to (i) increases in freight and shipping costs, (ii) an increase in steel prices, which affected the prices to us of some of the products we purchased from our suppliers, and (iii) selected price reductions in the first half of 2005 that we implemented in response to increased price competition in our markets as a result of an industry-wide slowdown in sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, selling and administrative labor and other administrative costs, professional fees and expenses and the provision made for uncollectible accounts. Also included in SG&A expense, in 2006, was stock based compensation expense, attributable to the grant and vesting of employee stock options, which was recorded in accordance with SFAS No. 123R. Such expense was not required to be and was not recorded in our income statement in any periods prior to 2006.

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
SG&A expenses	$27,160	$24,932	$24,502
As a percentage of net sales	15.2%	14.1%	14.3%

SG&A expenses increased by $2,228,000 or 8.9% in 2006, primarily due to increases in labor, both selling and administrative, and increases in insurance premiums and legal and accounting expenses. The increased labor costs were largely attributable to increases in the number of sales, quality control, design and administrative personnel to support sales and the design, development, quality and servicing of the proprietary and imported products, such as the Kipor generators, that we sell. Also contributing to that increase in SG&A expense was stock based compensation expense of $132,000 due to the adoption of SFAS No. 123R effective as of January 1, 2006. No such expense was required to be and none was recorded in either 2005 or 2004.

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

Operating Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating income	$6,442	$7,677	$8,539
As a percentage of net sales	3.6%	4.4%	5.0%

The decrease in operating income in 2006, as compared to 2005, was due primarily to the increase in selling, general and administrative expenses, which more than offset the increases in net sales and gross margin in 2006.

The decrease in operating income in 2005, as compared to 2004, was due primarily to the decrease in our gross margin during the year and the increase in selling, general and administrative expenses, which more than offset the increase in our net sales in 2005.

Other Income (Expense)

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Other income (expense)
Interest expense	$(1,617)	$(1,308)	$(1,117)
Other	(141)	30	(35)

Total	$(1,758)	$(1,278)	$(1,152)
As a percentage of net sales	(1.0)%	(0.7)%	(0.7)%

Interest expense is the largest component of other income (expense) and is incurred on the borrowings that we make under our revolving bank line of credit. Interest expense increased by $309,000 or 24% in 2006, and by $191,000, or 17%, in 2005, in each case as compared to the immediately preceding year. Those increases were the result of higher rates of interest charged on borrowings under our bank line of credit, due primarily to increases in prevailing market rates of interest to which the interest rate on our borrowing is tied.

Income Tax Provision

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income tax provision	$1,858	$2,732	$3,033
As a percentage of net sales	1.0%	1.5%	1.8%
Effective tax rate	38.5%	42.1%	40.8%

Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. The respective decreases in the income tax provision in 2006 and 2005, as compared to their respective prior-year periods, were primarily attributable to decreases in taxable income in each of those years, in each case as compared to the immediately preceding year. The decrease in the effective tax rate in 2006, as compared to 2005, was due to a tax accrual for unremitted earnings of our foreign affiliate in Taiwan in 2005 and to an increase in pre-tax earnings of our subsidiary in Canada.

Liquidity and Capital Resources

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. Under the terms of the revolving credit facility, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at LIBOR plus 1.5 percent per annum.

The revolving credit agreement with the bank contains certain restrictive covenants, including covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, on payment of dividends, and on mergers and consolidations. The Company was in compliance with all the covenants as of December 31, 2006. The credit line is scheduled to mature in May 2009.

At March 20, 2007, outstanding borrowings under the revolving credit facility totaled $36,609,000. Our bank borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 2%, 10 day, net 30-day terms. During late fall and in winter, however, certain of our customers receive payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and fourth quarters of each year than during other parts of the year.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

Sources and Uses of Cash in 2006

Cash Used in Operations. During 2006, our operations used cash of $3.0 million. We used $9.1 million of cash to increase inventory, offset by net profits of $3.0 million, non-cash expenses of $900,000 and a reduction in accounts receivable of $2.8 million.

Cash Provided by Financing Activities. During 2006, financing activities provided cash of $3.0 million, of which a net increase in credit line borrowings provided $4.7 million and sales of shares under employee stock plans provided $700,000, offset by cash used to purchase nearly $1.2 million of our shares under our stock repurchase program and to pay cash dividends totaling nearly $1.1 million to our stockholders pursuant to our dividend policy. See “TRADING MARKET FOR OUR SHARES, OTHER STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES —Dividend Policy — Repurchases of Shares “ in Item 6, in Part II of this Report, for information regarding our dividend policy and share repurchase program.

Cash Flows Used in Investing Activities. We also used $900,000 of cash in investing activities in 2006, including $617,000 to fund capital expenditures, primarily for warehouse, computer and telephone equipment.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2006, rent expense under all operating leases totaled approximately $4,035,000. The following table sets forth our future operating lease commitments, at December 31, 2006 (in thousands of dollars):

Year Ending December 31,
2007	$4,161
2008	3,968
2009	3,370
20010	2,786
20011	2,316
Thereafter	10,170

$26,771

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2006:

Contractual Obligations at December 31, 2006:	Total of Contractual Obligations	Maturities of Contractual Obligations
		Less than One year	One to Two to Three Years	Four to Four to Five Years	More than More than Five Years
Long-term debt obligations(1)	$23,979	$—	$23,979	$—	$—
Capital lease obligations	508	137	260	111	—
Operating lease obligations(2)	26,771	4,161	7,338	5,102	10,170
Purchase obligations under letters of credit	—	—	—	—	—

Totals	$51,258	$4,298	$31,577	$5,213	$10,170

(1)	Consists primarily of borrowings under our bank credit line, which matures in May 2009.
(2)	These amounts are disclosed as lease obligations in Note D to our Consolidated Financial Statements that are set forth in Item 8 of this Report.

Dividend Policy. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends of $0.04 per share to our stockholders in March, June, September and December of each year. Pursuant to that policy we paid total cash dividends in 2005 of $727,000.

In the first quarter of 2006, our Board of Directors approved an increase in the quarterly dividend to $0.05 per share. In August 2006, our Board of Directors increased the quarterly dividend to $0.07 per share. In 2006 we paid total cash dividends of $1,064,000. We expect to pay dividends of $1,239,000 in 2007 (which is calculated based on an estimated average number of shares outstanding of 4,425,000.)

Share Repurchases. In 2005, our Board of Directors adopted share repurchase programs authorizing repurchases by us of up to an aggregate of $2,940,000 of our shares of common stock in open market or private transactions. During 2006 and 2005, we made share repurchases totaling $1,195,000 and $1,440,000, respectively, pursuant to those programs. We funded the share repurchases with a combination of internally generated funds and borrowings under our revolving credit facility.

Expected Uses and Sources of Funds.

We expect to make capital expenditures in 2007 that we estimate will range between $1,000,000 and $1,400,000 in connection with the establishment of product testing facilities in Elkhart, Indiana, primarily for quality control testing of proprietary products, the expansion of existing product testing capabilities in Wilsonville, Oregon, where we conduct quality control testing primarily for products imported from the Far East, and a planned expansion of our distribution center and warehouse in St. Bruno, Quebec. Those expenditures will be in addition to capital expenditures of a recurring nature, such as for replacement and upgrading of equipment, that we expect will range from $400,000 to $600,000.

We expect to be able to fund these expenditures and our working capital requirements, and to pay cash dividends and make share repurchases with borrowings under our revolving credit facility and internally generated funds.

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes. There is no assurance, however, that, if required for these purposes, we will be able to obtain additional bank borrowings.

Seasonality and Inflation

Seasonality. Sales of RV and boating parts, supplies and accessories are seasonal. We generate significantly higher sales during the six-month period from March through August, when usage of RVs and boats are at their peak, than we do during the remainder of the year when weather conditions are not optimal for outdoor activities. Because a substantial portion our expenses are fixed, operating income declines and we sometimes incur losses, and must rely more heavily on borrowings to fund operating requirements, during the period from September through February when our sales are lower.

The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2006 and 2005. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)
Revenues	$51,536	$56,777	$44,286	$26,504
Gross profit	10,608	12,114	7,993	2,887
Net earnings (loss)	1,109	3,009	705	(1,850)
Net earnings (loss) per share — diluted	0.24	0.66	0.15	(0.42)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Unaudited)
Revenues	$49,877	$51,737	$45,419	$29,307
Gross profit	9,699	10,038	8,585	4,286
Net earnings (loss)	978	2,151	1,674	(1,046)
Net earnings (loss) per share — diluted	0.20	0.45	0.36	(0.24)

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2006, we had outstanding $24.0 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2006, there were no such agreements outstanding.

Approximately 3% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheet of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flow for the year ended December 31, 2006. Our audit also included the financial statement Schedule II, Valuation and Qualifying Accounts, for the year ended December 31, 2006. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial statement schedule referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flow for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BURR, PILGER & MAYER LLP
San Francisco, California
March 25, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheet of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GRANT THORNTON LLP
San Jose, California
March 6, 2006

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2006	2005
ASSETS
Current Assets
Cash	$721	$1,744
Accounts receivable (less allowance for doubtful accounts of $1,376 in 2006 and $1,210 in 2005)	14,193	17,025
Inventories, net	46,642	37,545
Prepaid expenses	862	887
Deferred income taxes	2,216	2,266
Income tax refunds receivable	1,155	583

Total current assets	65,789	60,050
Property, Plant and Equipment	2,461	2,634
Other Assets	1,244	849

	$69,494	$63,533

LIABILITIES
Current Liabilities
Accounts payable	$9,231	$9,573
Accrued liabilities	3,717	3,434
Current maturities of long-term obligations	137	155

Total current liabilities	13,085	13,162
Long-Term Obligations	24,350	19,746
Deferred income taxes	212	204
Commitments	—	—
Stockholders’ Equity
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,414,547 and 4,416,760 issued and outstanding as of December 31, 2006 and 2005, respectively; and additional paid-in capital	15,702	16,069
Accumulated other comprehensive earnings	650	766
Retained earnings	15,495	13,586

Total Stockholders Equity	31,847	30,421

	$69,494	$63,533

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
Net sales	$179,103	$176,341	$171,833
Cost of products sold (including distribution costs)	145,501	143,732	138,792

Gross margin	33,602	32,609	33,041
Selling, general and administrative expenses	27,160	24,932	24,502

Operating income	6,442	7,677	8,539
Equity in net earnings of affiliated companies	147	90	52
Other Income (expense)
Interest expense	(1,617)	(1,308)	(1,117)
Other	(141)	30	(35)

Earnings before income taxes	4,831	6,489	7,439
Income tax provision	1,858	2,732	3,033

Net earnings	$2,973	$3,757	$4,406

Basic earnings per share	$0.67	$0.82	$0.96

Diluted earnings per share	$0.64	$0.79	$0.91

Dividends paid per share	$0.24	$0.16	$0.12

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings	$2,973	$3,757	$4,406
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	777	750	895
Amortization	19	25	41
(Gain) Loss from sale of property and equipment	(24)	6	1
Equity in net earnings of affiliated companies, net of distributions	(102)	(45)	(22)
Stock based compensation expense	132	—	—
Deferred income taxes	58	503	49
Change in assets and liabilities:
Accounts receivable	2,832	(1,690)	(2,536)
Inventory	(9,097)	6,606	(2,799)
Prepaids and income tax refunds receivable	(547)	(223)	51
Accounts payable	(342)	(1,871)	831
Accrued liabilities	283	(232)	(77)

	(6,871)	2,590	(4,530)

Net cash provided by (used in) operating activities	(3,038)	7,586	840
Cash flows from investing activities:
Proceeds from sale of property and equipment	37	8	7
Increase in other assets	(316)	(19)	(44)
Capital expenditures	(617)	(1,324)	(669)

Net cash used in investing activities	(896)	(1,335)	(706)
Cash flows from financing activities:
Borrowings under notes payable and line-of credit agreements	200,222	189,237	179,807
Repayments under notes payable and line-of credit agreements	(195,482)	(193,370)	(180,117)
Proceeds from issuance of long-term debt	—	624	1
Repayments of long-term debt	(154)	(82)	(51)
Issuance of common stock under employee stock purchase and stock option plans	696	212	371
Retirement of common stock	(1,195)	(1,440)	(200)
Dividends paid	(1,064)	(727)	(549)

Net cash provided by (used in) financing activities	3,023	(5,546)	(738)
Effect of exchange rate changes on cash	(112)	159	493

Net increase (decrease) in cash	(1,023)	864	(111)
Cash beginning of year	1,744	880	991

Cash end of year	$721	$1,744	$880

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,600	$1,333	$1,080
Income taxes	2,155	2,635	3,364

Capital lease obligations totaling $624,000 were incurred in 2005 to finance the acquisition of new equipment.

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock	Common Stock(1)	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2004	4,520,098	$17,126	$6,699	$73	$23,898
Net earnings for the year	—	—	4,406	—	4,406
Foreign currency translation adjustments	—	—	—	520	520

Comprehensive earnings for the year					4,926

Issuance of common stock under employee stock purchase and option plans	148,945	371	—	—	371

Retirement of common stock	(30,763)	(200)	—	—	(200)

Dividends paid	—	—	(549)	—	(549)

Balance at December 31, 2004	4,638,280	17,297	10,556	593	28,446
Net earnings for the year	—	—	3,757	—	3,757
Foreign currency translation adjustments	—	—	—	173	173

Comprehensive earnings for the year					3,930

Issuance of common stock under employee stock purchase and option plans	58,488	212	—	—	212

Retirement of common stock	(280,008)	(1,440)			(1,440)

Dividends paid	—	—	(727)	—	(727)
Balance at December 31, 2005	4,416,760	16,069	13,586	766	30,421
Net earnings for the year	—	—	2,973	—	2,973
Foreign currency translation adjustments	—	—	—	(116)	(116)
Comprehensive earnings for the year					2,857
Issuance of common stock under employee stock purchase and option plans	148,372	696	—	—	696

Retirement of common stock	(150,585)	(1,195)			(1,195)

Dividends paid	—	—	(1,064)	—	(1,064)

Stock Based Compensation		132			132

Balance at December 31, 2006	4,414,547	$15,702	$15,495	$650	$31,847

(1)	Common stock and additional paid-in capital of $132,000 resulting from the recognition of $132,000 of stock based compensation in 2006.

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

1. Principles of Consolidation. The Company consolidates the accounts of its wholly-owned subsidiaries, The Coast Distribution System (Canada) Inc. (“Coast Canada”) and Eur-Asia Recreational Vehicle Accessories Taiwan Company (“Coast Taiwan”). Investments in unconsolidated affiliates are accounted for by the equity method. All material intercompany transactions have been eliminated.

2. Inventories. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. Inventories consist primarily of replacement parts, supplies and accessories held for resale.

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

5. Segment Reporting. We have one operating segment, which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. We distribute our recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2006, 2005 or 2004.

6. Long-Lived and Intangible Assets. Long-lived assets, such as property and equipment and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of our Canadian subsidiary is the Canadian dollar and the functional equivalent of our Taiwanese subsidiary is the New Taiwan dollar.

8. Forward Exchange Contracts. On a selective basis, we enter into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject us to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 2006 and 2005, there were no forward exchange contracts outstanding.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes. We provide a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax deductions and tax loss carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets when realization of the asset is not expected to occur.

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

Options to purchase 8,000 shares in 2006, 54,000 shares in 2005 and 7,000 shares in 2004 were excluded from the computation of diluted earnings per share because their respective exercise prices per share of those options were greater than the average market price of our shares of common stock during each of those periods.

12. Financial Instruments. Financial instruments that potentially subject us to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. As of December 31, 2006, the carrying value of long-term debt approximates its fair value, based on the current rates offered to us for debt of the same remaining maturities.

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

14. Stock Based Compensation. On January 1, 2006, we adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”). This statement establishes standards surrounding the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services for share-based payments, such as the options issued under the Company’s Stock Incentive Plans. SFAS 123R provides for, and we have elected to adopt the standard using the modified prospective application under which compensation cost is recognized on or after the required effective date for the fair value of all future share based award grants and the portion of outstanding awards at the date of adoption of this statement for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. Our stock option compensation expense was $132,000 for the year ended December 31, 2006.

Prior to January 1 2006, we had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense has been recognized in these consolidated financial statements for stock-based awards to employees when the exercise price of the award is equal to or greater than the quoted market price on the date of the grant.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The application of SFAS 123R had the following effect on the reported amounts for the year ended December 31, 2006 relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Previous Accounting	SFAS 123R Adjustment	As Reported

Year ended December 31, 2006
Operating income	$6,574	$132	$6,442
Earnings before income tax	$4,963	$132	$4,831
Net earnings	$3,105	$132	$2,973
Basic earnings per share:	$0.70	$0.03	$0.67
Diluted earnings per share:	$0.67	$0.03	$0.64

Stock-based compensation for the years ended December 31, 2005 and 2004 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation had been computed under SFAS 123R:

	Year Ended December 31, 2005	Year Ended December 31, 2004

Net earnings, as reported	$3,757	$4,406
Value of stock-based compensation expense, determined under fair based method, net of related tax effects	$(51)	$(57)
Pro forma net earnings	$3,706	$4,349
Earnings per share:
Basic – as reported	$0.82	$0.96
Basic – pro forma	$0.81	$0.95
Diluted – as reported	$0.79	$0.91
Diluted – pro forma	$0.78	$0.90

For purposes of SFAS 123R, the fair value of each option was estimated as of the date of grant using a binomial model in 2006 and 2005 and the Black-Scholes options pricing model in 2004. These models incorporate certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock. We used the following assumptions in estimating the fair value of the options and of the stock purchase plan shares issued in the periods indicated below:

	2006	2005	2004
Stock Option Plans:
Expected volatility	48.0%	47.0%	43.0%
Risk free interest rates	4.6%	3.8%	3.2%
Expected dividend yields	2.9%	2.1%	0%
Expected lives	5 years	4 years	5 years
Stock Purchase Plan:
Expected volatility	47.0%	47.0%	43.0%
Risk free interest rates	4.8%	4.2%	3.2%
Expected dividend yields	2.7%	2.1%	0%
Expected lives	1 year	1 year	1 year

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s current dividend policy and the fair market value of the Company’s shares at December 31. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock option activity during the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term
Outstanding at December 31, 2005	453,066	$3.92
Granted	132,000	7.68
Exercised	(141,733)	4.38
Forfeited	(6,000)	5.98
Outstanding at December 31, 2006	437,333	$5.16	5.3 years
Exercisable at December 31, 2006	189,333	$3.10	3.5 years

The weighted-average grant-date values of options granted during the years ended December 31, 2006 and 2005 were $2.84 and $2.36, respectively.

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	122,000	$5.68
Granted	132,000	7.68
Vested	—	—
Forfeited	(6,000)	5.98

Nonvested at December 31, 2006	248,000	$6.74

As of December 31 2006, there was $355,169 of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.3 years.

15. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. In the last quarter of 2005, we began selling a line of products under a product supply arrangement with the manufacturer which provides for us to share in the costs of providing warranty services for these products. The warranty period is for 24 months following the sale to a retail customer. In 2005, we did not have sufficient experience with these products to be able to predict, with any accuracy, the warranty costs that we might incur under this arrangement and, as a result, we had not yet established any reserves for such costs or for possible warranty claims that might have been made with respect to these products. By the fourth quarter of 2006, we had gained sufficient experience with respect to the types of warranty claims and the cost of those claims to reasonably estimate future warranty claims on these products. Accordingly, we established a warranty reserve for these products of $418,000 at December 31, 2006. The actual amount that we may pay relative to these claims may differ from that reserve if events or conditions change from those on which our estimate of future warranty claims was based.

We maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (an amendment of the FASB Statements No. 133 and 140) and SFAS No. 156, Accounting for Servicing of Financial Assets (an amendment of FASB Statement No. 140). We do not expect the adoption of SFAS No. 155 and SFAS No. 156 to have a material impact on our financial position or results of operation.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (“SFAS 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 will be effective for us as of January 1, 2007. We are currently assessing the impact that the adoption of SFAS 156 may have on our consolidated financial position, results of operation or cash flows.

In July 2006, the FASB also issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with SFAS 109, “Accounting For Income Taxes,” by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The minimum recognition threshold will permit us to recognize, in our financial statements, the impact of a tax position only if it is more likely than not that the tax position is valid and would be sustained on audit, including resolution of related appeals or litigation processes, if any. Only tax positions that meet the “more likely than not” recognition criteria at the effective date may be recognized or continue to be recognized in the financial statements upon the adoption of FIN 48. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition requirements in accounting for uncertain tax positions. Changes in the amount of tax benefits recognized resulting from the application of the provisions of FIN 48 would result in a one-time non-cash charge to be recognized as a change in accounting principle via a cumulative adjustment to the opening balance of retained earnings in the period of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, we will adopt the provisions of FIN 48 in the first quarter 2007. We are currently evaluating the guidance contained in FIN 48 and we do not expect any non-cash charge that might result from its adoption to be material to beginning retained earnings.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 1, 2008. We are currently assessing the impact that the adoption of SFAS 157 may have on our consolidated financial position, results of operations or cash flows.

In September 2006, the United States Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 108,”(“SAB 108”). SAB provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such misstatements. Under an income statement approach, known as the “roll-over” method, a financial statement error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, known as the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 was effective for us as of December 31, 2006. The adoption of SAB 108 did not have a material impact on our consolidated position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statement users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted We are currently assessing the impact that the adoption of SFAS 159 may have on our consolidated financial position, results of operations or cash flows.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. The Interpretation clarifies the accounting for uncertainties in income statements in accordance with SFAS No. 109. The Interpretation prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that the adoption of FIN 48 will not have a material impact on our financial position or results of operation.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2006	2005
	(In thousands)
Warehouse equipment	$4,956	$4,954
Office equipment	6,474	6,330
Leasehold improvements	1,187	1,039
Automobiles	113	102

	12,730	12,425
Less accumulated depreciation and amortization	(10,269)	(9,791)

	$2,461	$2,634

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2006	2005
	(In thousands)
Secured notes payable to bank due May 31, 2009	$23,979	$19,239
Capital lease obligations	508	662

	24,487	19,901
Current portion	137	155

	$24,350	$19,746

Subsequent to 2007, annual maturities of long-term obligations are $125,000 in 2008, $24,114,000 in 2009 and $112,000 in 2010.

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which are collateralized by substantially all of our assets. The expiration date on the revolving credit facility is May 2009. The Company may borrow up to the lesser of (i) $50,000,000 with a seasonal reduction to $40,000,000 each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 55% of the value of its eligible inventory. Interest is payable at the bank’s prime rate (8.25% at December 31, 2006) or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (5.35% at December 31, 2006) plus 1.5%.

The loan agreement with the bank contains certain restrictive covenants. Included are covenants regarding profitability, minimum liquidity ratios, restrictions on investments, and limitations on indebtedness, the payment of dividends, and mergers and consolidations. The Company was in compliance with all the covenants as of December 31, 2006.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE D: COMMITMENTS AND CONTINGENCIES

Operating Leases. The Company leases its corporate offices, warehouse facilities, and some of its office equipment. These leases are classified as operating leases as they do not meet the capitalization criteria of Statement of Financial Accounting Standards No. 13, “Accounting for Leases.” The office and warehouse leases expire over the next ten years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2006, in thousands of dollars, are as follows:

Year Ending December 31,
2007	$4,161
2008	3,968
2009	3,370
2010	2,786
2011	2,316
Thereafter	10,170

$26,771

Rent expense charged to operations amounted to $4,035,000 in 2006, $3,685,000 in 2005, and $3,441,000 in 2004.

Legal Proceedings. The Company is subject to legal proceeding, claims and litigation arising in the ordinary course of business, including product liability and personal injury and intellectual property litigation. While the outcome of these matters is currently not determinable, based on the information currently available to us, we do not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE E: STOCK OPTIONS AND STOCK PURCHASE PLANS

Stock Option and Incentive Plans. In 2005, our Board of Directors adopted and our stockholders approved the 2005 Stock Incentive Plan (“the 2005 Plan”), which authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of our common stock. As of December 31, 2006, a total of 350,000 shares of our common stock were authorized for issuance under the 2005 Plan. As of that same date, options to purchase a total of 80,000 shares were outstanding, and a total of 270,000 shares remained available for grant, under the 2005 Plan. We also have in effect a 1999 Stock Incentive Plan (“the 1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 196,667 shares of our common stock were outstanding, and options to purchase 1,500 shares remained available for grant, under the 1999 Plan at December 31, 2006. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 160,666 shares of our common stock remained outstanding under the 1993 Plan as of December 31, 2006.

A summary of the Company’s stock option plans is presented below:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	453,066	$3.92	454,899	$3.33	555.000	$2.77
Granted	132,000	7.68	62,000	6.98	33,000	6.31
Exercised	(141,733)	(4.38)	(52,833)	(1.86)	(131,101)	(1.66)
Forfeited	(6,000)	(5.98)	(11,000)	(6.92)	(2,000)	(7.88)

Outstanding at end of year	437,333	5.16	453,066	3.92	454,899	3.33
Exercisable at end of year	189,333	$3.10	323,066	$3.05	373,232	$3.08

Weighted average fair value per option granted	$2.84		$2.36		$0.94

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information applies to options outstanding at December 31, 2006:

Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $3.50	206,333	$2.86	4	165,333	$2.73
$4.13 – $7.88	231,000	$7.21	7	24,000	$5.61

$0.63 – $7.88	437,333	$5.16	5	189,333	$3.10

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

The weighted average per share fair values of the awards under the Employee Stock Purchase Plan were $2.17, $2.94, and $0.56 for the years ended December 31, 2006, 2005, and 2004, respectively. At December 31, 2006, there were a total of 188,896 shares available for future issuance under this Plan.

NOTE F EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company contributed $65,000 to the plan in 2006, $85,000 to the plan in 2005 and $100,000 in 2004.

NOTE G FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area for the years ended December 31, 2006, 2005 and 2004 is presented below:

	2006	2005	2004
	(In thousands)
Sales to external customers
United States	$138,351	$141,415	$139,201
Canada	40,752	34,921	32,625
Other	—	5	7
Operating income
United States	$3,363	$7,526	$7,537
Canada	2,850	46	870
Other	229	105	132
Identifiable assets
United States	$57,252	$52,231	$54,192
Canada	11,419	10,155	11,967
Other	823	1,147	1,077

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H INCOME TAXES

Pretax income for the years ending December 31 2006, 2005 and 2004 was taxed under the following jurisdictions:

	2006	2005	2004
	(In thousands)
Domestic	$2,134	$6,625	$6,752
Foreign	2,697	(136)	687

	$4,831	$6,489	$7,439

The provision for income taxes is summarized as follows for the year ended December 31:

	2006	2005	2004
	(In thousands)
Current:
Federal	$707	$1,790	$2,395
State	167	451	300
Foreign	927	(13)	289

	$1,801	$2,228	$2,984

Deferred:
Federal	$17	$338	$(178)
State	25	78	218
Foreign	15	88	9

	$57	$504	$49

Income tax provision	$1,858	$2,732	$3,033

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2006	2005
	(In thousands)
Deferred tax assets
Inventory	$1,571	$1,780
Bad debt provision	284	286
Property, plant and equipment(1)	44	42
Loss carryforwards	—	1
Rent	172	166
Other	255	73

Gross deferred tax assets	2,326	2,348
Less valuation allowance	(66)	(40)

	$2,260	$2,308

Deferred tax liabilities
Investment in affiliates	$(26)	$(26)
Property, plant and equipment	(132)	(130)
Unremitted earnings of foreign affiliates	(98)	(90)

Gross deferred tax liabilities	(256)	(246)

Net deferred tax assets	$2,004	$2,062

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation between actual tax expense for the year and expected tax expense is as follows:

	2006	2005	2004
	(In thousands)
Earnings before income taxes	$4,831	$6,489	$7,439

Expected income tax expense at 34%	1,643	2,206	2,529

Difference in rates on earnings of foreign operations	41	7	65
Goodwill amortization and other nondeductible expenses	91	81	70
State taxes (net of federal benefit)	85	332	423
Foreign withholding tax on current year repatriation	—	36	—
Change in valuation allowance	(1)	1
Unremitted earnings of foreign subsidiaries	—	90	—
Exclusion of earnings of foreign affiliates	(39)	(20)	(5)
Other	38	(1)	(49)

Income tax provision	$1,858	$2,732	$3,033

(1)	Presented as net against long-term liabilities on the Balance Sheet.

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

NOTE I: EARNINGS PER SHARE

The following table sets forth a reconciliation of the denominator for the basic and diluted earnings per share computations:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Numerator:
Net earnings	$2,973	$3,757	$4,406

Denominator:
Basic weighted average shares outstanding	4,425	4,566	4,577
Dilutive effect of stock options	191	179	278

Denominator for diluted earnings per share	4,616	4,745	4,855

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2006	2005
	(In thousands)
Payroll and related benefits	$1,047	$1,215
Rent	454	435
Income and other taxes	428	336
Other	1,788	1,448

	$3,717	$3,434

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE K: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for the products we sell may be limited by the availability of those products from our suppliers. We purchase generators from WUXI KIPOR Power Co. LTD. These purchases accounted for 13% of our total product purchases in 2006. We purchase air conditioners from Airxcel, Inc. (“Airxcel”). Those purchases accounted for approximately 10%, 11%, and 9% of our total product purchases in 2006, 2005, and 2004, respectively. We purchase towing products from Valley Industries, Inc. (“Valley”). Those purchases amounted to 7%, 10% and 11% of our total product purchases in 2006, 2005 and 2004, respectively.

NOTE L: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)
Revenues	$51,536	$56,777	$44,286	$26,504
Gross profit	10,608	12,114	7,993	2,887
Net earnings (loss)	1,109	3,009	705	(1,850)
Net earnings (loss) per share — diluted	0.24	0.66	0.15	(0.42)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Unaudited)
Revenues	$49,877	$51,737	$45,419	$29,308
Gross profit	9,699	10,038	8,585	4,287
Net earnings (loss)	978	2,151	1,674	(1,046)
Net earnings (loss) per share — diluted	0.20	0.45	0.36	(0.24)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2004, 2005 and 2006

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2004	$981,000	$568,000	$224,000	$1,325,000
Year Ended December 31, 2005	$1,325,000	$494,500	$609,500	$1,210,000
Year Ended December 31, 2006	$1,210,000	$620,269	$454,269	$1,376,000

(1)	Write-off of doubtful accounts and adjustments against the allowance.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2004	$2,399,000	$508,000	$499,000	$2,408,000
Year Ended December 31, 2005	$2,408,000	$171,000	$374,000	$2,205,000
Year Ended December 31, 2006	$2,205,000	$116,070	$392,070	$1,929,000

(1)	Write-off of slow-moving or obsolete inventory.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2004	$—	$—	$—	$—
Year Ended December 31, 2005	$—	$40,000	$—	$40,000
Year Ended December 31, 2006	$40,000	$26,000	$—	$66,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As previously reported in a Current Report on Form 8-K dated September 11, 2006, on that date the Audit Committee of the Board of Directors notified Grant Thornton, LLP (“Grant Thornton”), that the Company was dismissing Grant Thornton as its independent registered public accounting firm, effective immediately.

During the period from January 1, 2004 to the date of that dismissal: (i) there had been no disagreements between us and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Grant Thornton’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Grant Thornton on our financial statements for fiscal years ended December 31, 2005 and 2004 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

We provided Grant Thornton with a copy of the disclosure we included in our Current Report on Form 8-K reporting its dismissal and, at our request Grant Thornton furnished us with a letter addressed to the Securities and Exchange Commission stating whether it agreed with the statements that we made in that Current Report. A copy of Grant Thornton’s letter was attached to that Report as Exhibit 16.1.

As also previously reported, in a Current Report on Form 8-K dated September 21, 2006, that we had filed with the Securities and Exchange Commission, the Audit Committee of the Company’s Board of Directors approved the appointment and engagement of Burr, Pilger & Mayer LLP (“Burr Pilger”) to serve as the Company’s independent registered public accounting firm.

During the period from January 1, 2004 to September 21, 2006 (the date Burr Pilger was engaged), neither the Company, nor anyone acting on its behalf, consulted with Burr Pilger regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S–K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2007 for the Company’s annual stockholders’ meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2007 for the Company’s annual stockholders’ meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 30, 2007 for the Company’s annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2006:

	Column A	Column B	Column C
	Number of Securitiesto be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	437,333	$5.16	271,500
Employee stock purchase plan (1)	N/A	—	188,896
Equity compensation plans not approved by stockholders	—	—	—

	437,333	$5.16	460,396

(1)	This plan is available to all full time employees (other than any employee that owns 5% or more of our outstanding shares of common stock) and participation is voluntary. Employees who desire to participate must elect to do so at the beginning of an annual “purchase” period at which time they must authorize payment for the shares they will purchase by payroll deduction to be made ratably over the purchase period. The price of the shares is determined at the end of the purchase period, at which time the employees have the option of having their withholdings applied to purchase shares under the plan or withdrawing from the plan, in which case their accumulated payroll deductions are refunded, without interest. The price at which shares are sold under the plan is 85% of the market price of the Company’s shares at the beginning of the purchase period, or at the end of the purchase period, whichever is lower.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2007 for the Company’s annual stockholders’ meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2007 for the Company’s annual stockholders’ meeting.

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

2005 Employee Stock Incentive Plan — See Exhibit 10.40

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2007

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

Signature	Title	Date

/s/ THOMAS R. MCGUIRE	Chairman of the Board of Directors, Chief Executive Officer and Director (principal executive officer)	April 2, 2007
Thomas R. McGuire

/s/ SANDRA A. KNELL	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 2, 2007
Sandra A. Knell

/s/ JOHN W. CASEY	Director	April 2, 2007
John W. Casey

/s/ LEONARD P. DANNA	Director	April 2, 2007
Leonard P. Danna

/s/ BEN A. FRYDMAN	Director	April 2, 2007
Ben A. Frydman

/s/ ROBERT S. THROOP	Director	April 2, 2007
Robert S. Throop

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2A	Amendment to Article II of the Company’s Bylaws, adopted November 15, 2006, which establishes certain notice requirements for Board nominations and proposals made by stockholders. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2006.)

4.1	Rights Agreement, dated as of February 3, 2006, between The Coast Distribution System, Inc. and U.S. Stock Transfer Corporation, which includes, as Exhibit A thereto, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B thereto, the Form of Rights Certificate and. as Exhibit C thereto, a Summary of Rights.( Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006)

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005.)

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864) filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.42	Description of Coast Distribution System, Inc. 2007 Management Bonus Plan. (Incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 8 2007.)

21	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accountants

23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants

24	Power of Attorney — Included on Signature Page.

E-1

INDEX TO EXHIBITS

(Continued)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2