Form 10-K/A
period 2006-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2007-04-27
CIK 728303

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of The Coast Distribution System, Inc. (“Coast Distribution”, “we”, “our”, “us”, or the “Company”) for the year ended December 31, 2006, which was originally filed with the U.S. Securities and Exchange Commission on April 2, 2007, is being filed solely to add the information required by Items 10, 11, 12, 13 and 14 in Part III of the Annual Report, instead of incorporating that information into the Annual Report by reference from our proxy statement for this year’s Annual Stockholders Meeting.

This Amendment No. 1 does not reflect events occurring after April 2, 2007, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of Registrant

The Board of Directors is divided into three classes. Directors are elected to each class for a three-year term. Robert S. Throop and Leonard P. Danna are the Class I Directors; John W. Casey is the Class II Director; and Thomas R. McGuire and Ben A. Frydman are the Class III Directors. Set forth below is information regarding the Company’s directors:

Name	Age	Position	Director Since	Current Term Expires
Class I Directors

Robert S. Throop	69	Director	1995	2007

Leonard P. Danna	54	Director	2003	2007

Class II Director

John W. Casey	65	Director	1998	2008

Class III Directors

Thomas R. McGuire	63	Chairman, Chief Executive Officer & Director	1972	2009

Ben A. Frydman	60	Director	1988	2009

Class I Directors

Robert S. Throop has served as a director of the Company since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc. (“Anthem”), which is a national distributor of semiconductor and computer products and was, during Mr. Throop’s tenure as its Chairman and CEO, a New York Stock Exchange listed company. Mr. Throop is also a director of the Manitowoc Company, a publicly traded company that is a leading manufacturer of industrial cranes, and Azerity, which is a privately owned business.

Leonard P. Danna has served as a director of the Company and Chairman of the Audit Committee of the Board of Directors since November 2003. Mr. Danna is, and since April 1999 has been, an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999, Mr. Danna was an audit partner with Grant Thornton LLP.

Class II Directors

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

Class III Directors

Thomas R. McGuire is a founder of the Company and has been Chairman of the Board and Chief Executive Officer of the Company since its inception in 1977.

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than the past five years has been, engaged in the private practice of law, as a member and stockholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2006.

(b)	Executive Officers of Registrant

Information regarding the Executive Officers of the Registrant is set forth in Part I of this Report.

Family Relationships. There are no family relationships among any of the directors or executive officers of the Company.

Audit Committee and Financial Experts.

The members of the Audit Committee are Leonard P. Danna, its Chairman, Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the AMEX listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Our Board of Directors also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the Securities and Exchange Commission (the “SEC”). The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can obtain a copy of that Charter at our Internet website at www.coastdistribution.com. To ensure independence, the Audit Committee meets separately with our outside auditors and members of management, respectively.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 , as amended (the “Exchange Act”), requires each of our directors and executive officers, and any person who owns more than 10% of our Common Stock, to file reports with the Securities and Exchange Commission containing information regarding changes in their ownership of shares of our Common Stock and acquisitions and exercises of options to purchase shares of our Common Stock. Our directors and executive officers and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all forms that each has filed pursuant to Section 16(a) of the Exchange Act.

Based solely on a review of copies furnished to us of such reports, or of written representations that no other reports were required, to our knowledge all officers, directors, and greater than 10% stockholders complied, during 2006, with all Section 16(a) filing requirements, except as follows: Form 4s to report the grants of options to purchase 2,000 shares to each of Messrs. Casey, Danna, Frydman and Mr. Throop’s on August 10, 2006 were filed one day late, on August 15, 2006; a Form 4 to report the exercise by Mr. Castagnola on December 22, 2006 of options to purchase 12,500 shares was filed one day late, on December 28, 2006; and a Form 4 to report an open market purchase of 4,800 shares by Mr. Musbach on December 29, 2006 was filed two days late on January 5, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

We believe that the success of our business and the creation of long term stockholder value depend to a large extent on our ability to retain and to attract superior management employees. Therefore, the Compensation Committee’s primary objective, when setting management compensation, is to enable the Company to retain its existing and, when the need arises to attract new or additional, executive officers and other key management employees. Our Compensation Committee attempts to accomplish this objective by:

•

Offering competitive salaries and benefits to our Chief Executive Officers and our four other executive officers who are named in the Summary Compensation Table below (our “Named Executive Officers” or “NEOs”) and our other key management personnel;

•

Providing our NEOs and other key management employees the opportunity to earn additional compensation, in the form of bonuses, based on the achievement of defined annual corporate goals established by the Compensation Committee or on exceptional individual performance which the Compensation Committee believes has meaningfully contributed either to the current financial success of the Company or to positioning the Company for future growth and future financial success; and

•

Aligning the financial interests of our NEOs and other key management employees with those of our stockholders, primarily through the grant of stock options and other forms of equity-based compensation that reward the NEOs and other management employees for improvements in the market performance of our Common Stock.

It is the Compensation Committee’s policy, as well, (i) to submit all stock incentive plans and programs under which those option and other equity based compensation awards are granted for approval by our stockholders, (ii) to place limits on the number of shares for which options or stock purchase rights may be granted under those programs and (iii) generally to provide for stock based compensation awards to become exercisable (i.e., vest) in annual installments over multi-year periods as a means of creating incentives for our officers and other key management employees to focus on achieving longer term corporate objectives and to remain in our employ.

The market for talented and experienced individuals is competitive nationally, and particularly in the San Francisco Bay Area where the Company is headquartered. While we consider peer groups, no single factor is determinative in setting compensation structure or allocating among elements of compensation. To ensure that we are appropriately compensating our NEOs and other key management employees and that we have appropriate human resources to execute on our business plans, our Compensation Committee and our Board incorporate all available information and use their judgment in making compensation decisions. The Compensation Committee performs annual reviews of our executive compensation programs to evaluate their competitiveness and consistency with our overall management compensation philosophy and objectives.

Elements of Compensation Package

We generally provide three major categories of compensation: (i) base salary; (ii) annual bonus compensation; and (iii) equity compensation, which has historically been in the form of stock option grants. We believe that the combination of these three elements enables us to retain existing and attract new management employees in the competitive local and national markets and to balance the motivation of all of our management employees to execute on immediate goals while remaining conscious of our strategic objectives and longer term goals.

The allocation of the individual components of compensation is based on a number of factors, including competitive market conditions and the positions of the management employees within our organization in terms of their ability to influence our financial performance. Generally, the percentage of compensation at risk, either in the form of bonus or equity compensation, is higher for our NEOs than for other management employees, because the performance of our NEOs has a greater impact on whether or not we achieve our strategic objectives and longer term goals.

Salaries and Employee Benefits Programs

In order to retain executives and other key employees, and to be able to attract additional well-qualified executives when the need arises, Coast Distribution strives to offer salaries and health care and other employee benefit programs to its executives and other key management employees which are competitive with those offered by comparable businesses. In establishing salaries for executive officers, the Compensation Committee reviews (i) the historical performance of the executives; and (ii) available information regarding prevailing salaries and compensation programs offered by comparable businesses. Another factor which is considered in establishing salaries of our executive offers are the costs of living in the San Francisco Bay Area where the Company is headquartered, as such costs generally are higher than in other parts of the country.

Performance-Based Compensation

The Compensation Committee believes that, as a general rule, annual compensation in excess of base salaries should be made dependent primarily on our financial performance. Accordingly, early in each fiscal year, the Compensation Committee adopts an annual bonus compensation program for our NEOs and other key management personnel. The Committee establishes a range of net earnings or pre-tax earnings goals for the fiscal year and provides that if a minimum or “threshold” goal is achieved, a bonus pool will be established from which bonuses will be paid to participants in the program, including our NEOs. The amount of the bonus pool depends on the extent to which the threshold earnings goal is exceeded.

The earnings goals for each year’s annual bonus program are established on the basis of the annual operating plan for that year that is initially developed by management and then is submitted to the Board of Directors for its review, possible modification and approval. The annual operating plan is designed to maximize the profitability of the Company within the constraints of prevailing economic and market conditions. In establishing the annual operating plan, the Board reviews market conditions and trends and other factors which, based on historical experience, can be expected to affect the Company’s revenues and profitability, including historical operating costs, as adjusted for anticipated increases in costs resulting from pricing changes by vendors or changes in economic conditions, cost savings that management and the Board believe can be realized during the fiscal year, and competitive conditions in the Company’s markets. By taking all of these factors into account, the earnings or “target” goal in the annual operating plan is fixed at what is believed to be a realistic level so as to make the incentives under the bonus program meaningful to executives and to avoid penalizing plan participants for conditions outside of their control.

The annual bonus pool is allocated by the Compensation Committee among the NEOs and other participants based on their seniority and the Committee’s assessment of their contributions to the achievement of the annual earnings goal. As a result, generally the bonus compensation that is allocated to the NEOs is greater than for other participants in the program and bonus compensation generally represents a higher proportion of each NEO’s total cash compensation than for other participants.

In certain instances, bonuses under an annual bonus program are awarded not only on the basis of the Company’s profitability, but also on the achievement by an executive of specific objectives within his or her area of responsibility. For example, a bonus may be awarded for an executive’s efforts in achieving greater than anticipated cost savings, or establishing new or expanding existing markets for the company’s products.

As a result of these performance-based bonus programs, executive compensation generally increases in those years in which the Company’s profitability increases. On the other hand, in years in which the Company experiences less than the anticipated profit growth, bonuses and total executive compensation tend to be lower.

Stock Options and Equity-Based Programs

In order to align the financial interests of our NEOs and other key management employees with those of our stockholders, the Committee grants stock options to them on a periodic basis and makes contributions to an employee stock purchase plan under which officers and employees (who own less than 5% of our outstanding shares) may elect to have a portion of their salaries withheld and used, together with Company’s contributions, to purchase shares of our Common Stock. Stock option grants, in particular, reward senior executives and other key management employees for performance that results in increases in the market price of our Common Stock, which directly benefits all stockholders. Moreover, options generally are granted on terms which provide that they will become exercisable in cumulative annual installments over a three-to-five year period. The Compensation Committee believes that these features of the option grants not only provide an incentive for NEOs and other key management employees to remain in the employ of the Company, but also make the Company’s earnings performance and longer term growth in the share prices important for the executives who receive stock option grants.

Timing of Option Grants. It is the Compensation Committee’s policy to grant options only at regularly scheduled meetings of the Committee and all of the option grants to our NEOs and other key management employees in 2006 and 2005 were made at the first regularly scheduled meeting of the Committee held in the first quarter of those years.

Perquisites and Other Elements of Compensation

We do not provide perquisites, or “perks” to our NEOs.

Compensation of Chief Executive Officer

In July 2006, Mr. McGuire’s base annual salary was increased to $360,000 in order to bring his annual salary up to prevailing salaries being paid to chief executive officers at comparable companies. Mr. McGuire’s base annual salary had not been increased during the previous five years, except for cost of living adjustments. His bonus compensation for fiscal 2006 consisted of $85,000 in cash, which was paid during the first quarter of 2007, and which was lower than the bonus compensation that Mr. McGuire earned in 2005, because the Company’s profitability in 2006 was lower than in 2005. At its first regularly scheduled meeting in 2006, the Compensation Committee granted Mr. McGuire options to purchase 10,000 shares of our Common Stock (i) at an exercise price of $7.25 per share, which was equal to the closing per share price of our Common Stock on the American Stock Exchange on the date of that grant and (ii) on terms that provided for the options to vest in four equal annual cumulative installments of 25% of the shares covered by that option, commencing on the first anniversary of the date of grant, and to terminate on the fifth anniversary of the date of grant, to the extent not sooner exercised or terminated.

Compensation Review Process

At the end each fiscal year, our CEO prepares recommendations for each member of our executive team, excluding himself, with respect to annual adjustments in base salary, achievement of bonus awards and whether stock option grants should be made to them. The CEO presents his recommendations to the Compensation Committee for its consideration and approval. The recommendations take into account a variety of interrelated factors including achievement of our financial and operating performance goals, individual performance and contribution to Company successes, market competitive pressures, business conditions, the status of current equity grants with regard to vesting and retention value, and the potential financial impact on the Company of those recommendations.

Effective July 1, 2006, the base annual salaries of Ms. Knell and Messrs. Castagnola and Berger were increased by the Compensation Committee to $200,000, 175,000, and $150,000, respectively, to make their salaries more competitive with executive salaries being paid by comparable companies. Since those increases became effective as of July 1, 2006, their 2006 salaries, as set forth in the Summary Compensation Table below, reflect those increases only for the last six months of 2006.

Recommendations regarding changes to the CEO’s compensation follow the same methodology as that of other NEOs; however, his performance is evaluated and any changes in compensation arrangements are independently determined and voted on by the Compensation Committee.

Our Compensation Committee is composed of three independent directors and operates pursuant to a written charter that further outlines its duties and responsibilities. The charter is periodically reviewed and revised by our Compensation Committee and our Board, and is accessible on our website at www.coasdtdistribution.com.

Employment Severance and Change of Control Agreements

We currently do not have any employment agreements, severance agreements or change of control agreements with our NEOs, nor any other arrangements or plans under which they would receive post-termination compensation other than insurance benefits.

Accounting and Tax Considerations

Tax and accounting implications are taken into consideration in the design and implementation of our management compensation programs. We recognize a charge to earnings for financial reporting purposes when stock options are granted, in accordance with SFAS 123R. We also considered the fact that our 401(k) Plan, in which all of our full-time employees are eligible to participate on a non-discriminatory basis, provides tax-advantaged retirement planning vehicles for our NEOs and other management employees.

In addition, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that a company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to certain highly compensated executive officers. This deduction limitation does not apply, however, to compensation which constitutes

“qualified performance-based compensation” within the meaning of Section 162(m) of the Code under compensation plans or programs that have been approved by shareholders, such as such as grants of stock options or other equity incentives under the Company’s existing stock incentive plans. We have considered the limitations on deductions imposed by Section 162(m) of the Code and it is our intention that substantially all executive compensation be designed to constitute “qualified performance-based compensation” and, therefore, tax deductible under Section 162(m), for so long as doing so is consistent with our overall compensation objectives. As a result, all of our executive compensation expenses were deductible in 2006. However, to maintain flexibility in compensating our executive officers in a manner designed to promote our compensation goals and objectives, our policy does not require that all executive compensation be deductible for income tax purposes.

Compensation Committee Interlocks and Insider Participation

In fiscal 2006, the members of the Compensation Committee were John W. Casey, the Committee Chair, and Robert S. Throop and Leonard P. Danna, each of whom is an independent director (within the meaning of the AMEX listed company rules). No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company’s Board of Directors or of its Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed, with management, the Compensation Discussion and Analysis set forth above, and, based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, and in our proxy statement for the 2007 annual meeting of stockholders.

Submitted by the Compensation Committee of the Board of Directors:

John W. Casey, Chairman
Robert S. Throop
Leonard P. Danna

Summary Compensation Table

The following table sets forth compensation received in the year ended December 31, 2006 by the Company’s Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2006 exceeded $100,000 (collectively, the “Named Executive Officers” or “NEOs”):

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation(3)	Total
Thomas R. McGuire	2006	$312,927	$10,730	$85,000	$468	$409,125
Chairman and CEO
Sandra A. Knell	2006	$187,019	$9,909	$58,000	$447	$255,375
EVP and
Chief Financial Officer
Dennis A. Castagnola	2006	$166,185	$9,795	$43,000	$617	$219,597
EVP – Proprietary Products
David A. Berger	2006	$139,616	$9,795	$43,000	$447	$192,858
EVP – Operations
James Musbach(4)	2006	$62,500	$3,604	$0	$0	$66,104
President and
Chief Operating Officer

(1)	The amounts presented in this column represent the stock-based compensation expense recognized during 2006 for equity awards made in 2006 and previous years in accordance with SFAS 123R. Pursuant to applicable SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	Amounts shown are the NEOs’ respective annual bonuses awarded for 2006. These bonuses were approved by the Compensation Committee at its March 8, 2007 meeting, based on the extent to which the Company achieved its 2006 earnings goals, and were paid later in that month. Information regarding the Committee’s determination of these 2006 bonus awards is contained in the Compensation Discussion and Analysis set forth above.

(3)	These amounts are the Company’s 2006 contributions to the 401(K) profit sharing plan for the respective accounts of the NEOs.

(4)	Mr. Musbach joined the Company in September 2006 as its President and Chief Operating Officer. His annual salary is $250,000 and he will be eligible to participate in the management bonus plan commencing in 2007.

Narrative to Summary Compensation Table

Additional information with respect to option grants and the awarding of non-equity incentive plan compensation to our named executive officers in 2006 is contained in the Compensation Discussion and Analysis set forth above.

Grants of Plan-Based Awards in 2006

The following table sets forth information regarding non-equity and equity awards granted to each of the named executives in 2006.

							Equity Incentive Plan Awards
	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)						Grant Date	# of Shares Underlying Options		Exercise or Prices ($/Share)(2)	Grant Date Fair Value of Option Awards($)
Named Officers	Threshold($)		Target($)		Maximum($)
Thomas R. McGuire	$33,000		$111,000		$197,000		2/28/06	10,000	(3)	$7.25	$26,500
Sandra A. Knell	$25,000		$75,000		$133,000		2/28/06	10,000	(3)	$7.25	$26,500
Dennis A. Castagnola	$23,000		$56,000		$99,000		2/28/06	10,000	(3)	$7.25	$26,500
David A. Berger	$17,000		$56,000		$99,000		2/28/06	10,000	(3)	$7.25	$26,500
James Musbach	N/A	(5)	N/A	(5)	N/A	(5)	11/15/06	50,000	(4)	$7.99	$143,000

(1)	The threshold, target and maximum bonus awards represent the range of bonuses that the NEOs could earn under our 2006 bonus plan. The Summary Compensation Table above contains information regarding the actual bonus amounts that were awarded and paid to our NEOs under the 2006 bonus plan and the Compensation Discussion and Analysis contains information regarding how those bonus amounts were determined.

(2)	Each option grant was made at an exercise price equal to the closing price per share of our Common Stock on the date of the grant as reported by the American Stock Exchange (AMEX).

(3)	Each of these options becomes exercisable in four annual cumulative installments of 25% of the respective number of shares subject to the options, commencing one year after their respective dates of grant, and will expire on the 5th anniversary of the respective dates of grant, unless sooner exercised or terminated.

(4)	This option becomes exercisable in five annual cumulative installments of 20% of the total number of shares subject to the option, commencing one year after its date of grant, and will expire on the 10th anniversary of the date of its grant, unless sooner exercised or terminated.

(5)	Mr. Musbach joined the Company in September 2006 and, as a result, was not eligible to participate in the 2006 bonus plan.

Narrative to Grants of Plan Based Awards Table

Additional information relating to the stock option grants and non-equity incentive plan awards to our NEOs is contained in the Compensation Discussion and Analysis and the Summary Compensation Table that are set forth above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options that had been granted to our NEOs and were outstanding as of the end of fiscal year 2006.

Number of Shares Underlying Unexercised Options at Year-End
Name	Grant Dates	Exercisable	Unexercisable		Option Exercise Price ($)(1)		Option Expiration Date
Thomas R. McGuire	1/08/2004 2/17/2005 2/28/2006	0 0 0	5,000 5,000 10,000	(2) (3) (4)	$ $ $	6.10 7.29 7.25	1/08/2014 2/17/2015 2/28/2011
Sandra A. Knell	1/07/1998 1/08/2004 2/17/2005 2/28/2006	50,000 0 0 0	0 5,000 5,000 10,000	(2) (3) (4)	$ $ $ $	3.19 6.10 7.29 7.25	1/07/2008 1/08/2014 2/17/2015 2/28/2011
Dennis A. Castagnola	1/07/1998 4/20/1999 2/29/2000 1/08/2004 2/17/2005 2/28/2006	20,000 10,000 12,500 0 0 0	0 0 0 5,000 5,000 10,000	(2) (3) (4)	$ $ $ $ $ $	3.19 2.25 2.06 6.10 7.29 7.25	1/07/2008 4/20/2014 2/29/2010 1/08/2009 2/17/2015 2/28/2011
David A. Berger	1/07/1998 4/20/1999 2/29/2000 1/08/2004 2/17/2005 2/28/2006	20,000 10,000 12,500 0 0 0	0 0 0 5,000 5,000 10,000	(2) (3) (4)	$ $ $ $ $ $	3.19 2.25 2.06 6.10 7.29 7.25	1/07/2008 4/20/2014 2/29/2010 1/08/2009 2/17/2015 2/28/2011
James Musbach	11/15/2006	0	50,000	(5)		$7.99	11/15/2011

(1)	Represent the closing market prices of our Common Stock on the respective dates of grant.

(2)	Unexercisable portion vests on January 8, 2009.

(3)	One-fourth of the total number of options granted shall vest on each of February 17, 2007, February 17, 2008, February 17, 2009 and February 17, 2010.

(4)	One-fourth of the total number of options granted shall vest on each of February 28, 2007, February 28, 2008, February 28, 2009 and February 28, 2010.

(5)	One-fifth of the total number of options granted shall vest on each of November 15, 2007, November 15, 2008, November 15, 2009, November 15, 2010 and November 15, 2011.

Option Exercises

The following table provides information with respect to stock option exercises by our NEOs during 2006, including the number of shares acquired and the value realized before payment of any applicable withholding taxes and broker commissions.

	Option Awards
Name of Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Thomas R. McGuire	47,500	$145,588

Sandra A. Knell	20,000	$125,100

Dennis A. Castagnola	20,000	$109,490

David A. Berger	20,900	$141,205

James Musbach	0	$0

(1)	The value realized, in each case, equals the difference between the option exercise price and the fair market value of our Common Stock on the date of exercise, multiplied by the number of shares for which the option was exercised.

Pension Benefits in Fiscal 2006

We do not provide pension arrangements or post-retirement health coverage for our NEOs or other employees. Our NEOs, as well as all other full time employees, are eligible to participate in our 401(k) defined contribution plan.

Nonqualified Deferred Compensation in Fiscal 2006

We do not offer any nonqualified deferred compensation programs to our NEOs or any other employees.

Potential Payments on Termination or Change of Control

We currently do not have employment agreements, severance agreements, change of control agreements or any other form of agreement with our NEOs which provides the for the payment of compensation or non-equity awards or the provision of benefits on a termination of employment or as a result of a change of control transaction, except for health or other insurance coverage that may continue following a termination of employment. Our stock incentive plans provide that all unvested options, whether held by the NEOs or other employees, will become vested on a change of control of the Company unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options.

Director’s Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2006, non-employee directors were paid a retainer of $8,000 per year and a fee of $2,000 for (i) attendance at each Board of Directors’ meeting, and (ii) each Committee meeting that was held on a date other than a date on which a Board meeting was held. Non-employee directors were reimbursed for their out-of-pocket expenses incurred in attending those meetings.

Pursuant to the Company’s employee stock incentive plans, each year each of the non-employee directors is automatically granted an option to purchase 2,000 shares of Common Stock at an exercise price that is equal to the fair market value of the Company’s shares on the date of grant, as reported by AMEX. These options become fully exercisable six months after the date of grant. Upon joining the Board, each new non-employee director receives an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2006.

Name	Fees Earned or Paid in Cash($) (1)	Option Awards ($) (2)	All Other Compensation ($)	Total
John W. Casey	$30,000	$9,429	—	$39,429
Leonard P. Danna	$30,000	$9,237	—	$39,237
Ben A. Frydman	$26,000	$9,429	—	$35,429
Robert S. Throop	$28,000	$9,429	—	$37,429

(1)	This column reports the amount of cash compensation earned in 2006 for board and committee service.

(2)	Amounts shown reflect the compensation cost recognized in 2006 with respect to stock option awards granted during 2006 and previous years, as determined in accordance with FAS 123R (except that estimated forfeitures have been disregarded for this purpose). The assumptions used to determined these amounts are discussed in Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There were no forfeitures of stock options by our directors during 2006.

The number of shares subject to outstanding stock options held by each director at December 31, 2006 were: Mr. Casey — 18,000; Mr. Danna — 8,000; Mr. Frydman — 18,000; and Mr. Throop 8,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 20, 2007, information regarding the ownership of the Company’s outstanding Common Stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the Common Stock, (ii) each director and each of the Named Executive Officers of the Company, and (ii) all of the directors and Named Executive Officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	499,833(2)	11.3%

Dimensional Fund Advisors 1299 Ocean Avenue 11th Floor Santa Monica, CA 90401	366,311(3)	8.3%

Robert E. Robotti (4) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	312,500(4)	7.1%

JB Capital Partners, L.P. Alan W. Weber 5 Evan Place, Armonk, NY 10504	295,900(5)	6.7%

Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900(6)	5.7%

Robert S. Throop	27,000(7)	*
John W. Casey	25,000(7)	*
Ben A. Frydman	23,000(7)	*
Leonard P. Danna	8,000(7)	*
Sandra A. Knell	154,215(8)	3.4%
David A. Berger	71,581(8)	1.6%
Dennis A. Castagnola	77,636(8)	1.7%
James Musbach	12,000	*
All directors and NEOs as a group (9 persons)	898,265(9)	19.4%

*	Less than 1%.
(1)	Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 3,750 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2007.

(3)	In a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc., an investment advisor registered under Section 201 of the Investment Advisors Act of 1940 (“DFA”), reported that (i) it possesses voting and investment power over these shares, (ii) these shares are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and certain commingled group trusts and separate accounts for which DFA serves as investment manager and (iii) although it may be deemed to be the beneficial owner of such shares, DFA disclaims such beneficial ownership.

(4)	According to a report filed by Robert E. Robotti with the Securities and Exchange Commission, of these 312,500 shares of the Company’s common stock, Mr. Robotti shares voting and dispositive power with: (i) Robotti & Company, Incorporated as to 39,000 of these shares; (ii) Robotti & Company, LLC, as to 19,250 of these shares, (iii) Robotti Company Advisors LLC as to 14,750 of these shares; and (iv) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investment Company, L.P. as to 253,500 of these shares, and may be deemed to share beneficial ownership with Suzanne Robotti, Mr. Robotti’s wife, as to the remaining 20,000 shares, even though the report states that Suzanne. Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.

(5)	In a report filed with the Securities and Exchange Commission, JB Capital Partners, L.P and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 294,900 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 1,000 shares.

(6)	In a report filed with the Securities and Exchange Commission, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(7)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2007, as follows: Mr. Throop — 8,000 shares; Mr. Casey - 18,000 shares; Mr. Frydman — 18,000 shares; and Mr. Danna – 8,000 shares.

(8)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2007, as follows: Ms. Knell — 53,750 shares; Mr. Berger — 46,250 shares; and Mr. Castagnola — 46,250 shares.

(9)	Includes 202,000 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 2006, there has not been nor is there currently proposed any transaction or series of similar transactions to which we were or are to be a party and in which any Director, NEO, or holder of more than 5% of our common stock, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.

Director Independence

To be considered independent, the Board must affirmatively determine that a director does not have any direct or indirect material relationship with Coast that, in the opinion of the Board, would interfere with the exercise of that director’s independent judgment in carrying out his responsibilities as a director. Pursuant to Coast’s corporate governance guidelines, a director will not be independent if:

Within the preceding three years:

•	The director was employed by Coast;

•	An immediate family member of the director was employed as an executive officer of Coast;

•

The director was employed by or affiliated with, or an immediate family member of the director was employed in a professional capacity by or affiliated with, Coast’s independent registered public accounting firm;

•

A present Coast executive officer was on the compensation committee of the board of directors of a company that concurrently employed the Coast director, or that concurrently employed an immediate family member of the director as an executive officer’

•

The director received, or an immediate family member of the director received, more than $60,000 in direct compensation from Coast during any 12 month period within the preceding three years, other than director and committee fees and any deferred compensation for prior service (provided such compensation is not contingent in any way on continued service with the Company); or

•	The director, or an immediate family member of the director, is a partner, executive officer, or controlling stockholder of another company or professional entity (including any law firm or investment banking firm) to which Coast made, or from which Coast received, payments for property or services in the current or any of the past three fiscal years that exceeded 5% of consolidated gross revenues of that company or professional entity for that year, or $200,000, whichever was more.

On the basis of the above criteria, the Board has determined that, with the exception of Mr. McGuire, who is Coast Distribution’s CEO, all of the directors are independent including Ben A. Frydman. In determining that Mr. Frydman is independent, the other independent directors considered the fact that Mr. Frydman is a stockholder in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during the past three years and is providing legal services to Coast in 2006. However, on the basis of the criteria set forth above and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that his relationship did not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of Coast Distribution.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountants.

The accounting firm of Burr, Pilger & Mayer LLP (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2006.

Grant Thornton LLP (“Grant Thornton”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2005.

Audit and Other Services Rendered and Related Fees

Services Rendered by and Fees Paid to Burr Pilger in Fiscal 2006

Audit Services. During fiscal 2006, Burr Pilger rendered audit services to us, which consisted of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2006 and a review of our interim consolidated financial statements that were included in our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2006. Fees paid for those services totaled $193,200.

Other Services. Burr Pilger did not render any other services to us in fiscal 2006.

Services Rendered by and Fees Paid to Grant Thornton in Fiscal 2006 and Fiscal 2005.

Audit Services in Fiscal 2006. In fiscal 2006, Grant Thornton rendered audit services to us consisting of reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, and June 30, 2006 and assistance with the transition of audit responsibilities to Burr Pilger. Fees paid to Grant Thornton for those services totaled $47,900.

Audit Related Services in Fiscal 2006. In fiscal 2006, Grant Thornton rendered audit related services to us in connection with the inclusion of its consent to the incorporation by reference, in our S-8 registration statement for our 2005 Stock Incentive Plan, of the audit reports issued by Grant Thornton with respect to our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004. We paid fees of $16,400 to Grant Thornton for those audit related services.

Other Services in Fiscal 2006. Grant Thornton did not render any other services to us in fiscal 2006.

Audit Services in Fiscal 2005. In fiscal 2005, Grant Thornton rendered audit services to us, which consisted of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2005 and reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30 and September 30, 2005, respectively. Fees paid to Grant Thornton for those audit services totaled $264,000

Other Services in Fiscal 2005. Grant Thornton did not render any other services to us in fiscal 2005.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent registered public accountants in the categories of audit services, audit-related services, tax services and other services. This policy is designed to ensure that the provision of any non-audit services does not impair the independence of the Company’s registered public accounting firm. Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

April 27, 2007		THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*/s/ THOMAS R. MCGUIRE	Chairman of the Board of Directors,	April 27, 2007
Thomas R. McGuire	Chief Executive Officer and Director

/s/ SANDRA A. KNELL	Executive Vice President (Principal Financial	April 27, 2007
Sandra A. Knell	and Principal Accounting Officer)

*/s/ ROBERT S. THROOP	Director	April 27, 2007
Robert S. Throop

*/s/ JOHN W. CASEY	Director	April 27, 2007
John W. Casey

*/s/ BEN A. FRYDMAN	Director	April 27, 2007
Ben A. Frydman

*/s/ LEONARD P. DANNA	Director	April 27, 2007
Leonard P. Danna

*By: /s/ SANDRA A. KNELL		April 27, 2007
Sandra A. Knell, Attorney-in-Fact

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2A	Amendment to Article II of the Company’s Bylaws, adopted November 15, 2006, which establishes certain notice requirements for Board nominations and proposals made by stockholders. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2006.)

4.1	Rights Agreement, dated as of February 3, 2006, between The Coast Distribution System, Inc. and U.S. Stock Transfer Corporation, which includes, as Exhibit A thereto, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B thereto, the Form of Rights Certificate and. as Exhibit C thereto, a Summary of Rights.( Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006)

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005.)

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864) filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.42	Description of Coast Distribution System, Inc. 2007 Management Bonus Plan. (Incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 8 2007.)

E-1

INDEX TO EXHIBITS

(Continued)

Exhibit Number	Description of Exhibits
21	Subsidiaries of Registrant*

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accountants*

23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants*

24	Power of Attorney — Included on Signature Page.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed

E-2