Form 10-Q
period 2007-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2007-05-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes   ✓   No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer	Non-accelerated filer ✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act. Yes          No   ✓

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,423,682 shares of Common Stock as of May 2, 2007

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$964	$721
Accounts receivable – net of allowances of $2,090 and $1,376 as of March 31, 2007 and December 31, 2006, respectively	33,590	14,193
Inventories	48,517	46,642
Other current assets	4,086	4,233

Total current assets	87,157	65,789
PROPERTY, PLANT, AND EQUIPMENT, NET	2,547	2,461
OTHER ASSETS	1,482	1,244

	$91,186	$69,494

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$127	$137
Accounts payable	13,661	9,231
Accrued liabilities	3,763	3,717

Total current liabilities	17,551	13,085
LONG-TERM OBLIGATIONS	42,605	24,562
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,423,682 and 4,414,547 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	15,770	15,702
Accumulated other comprehensive income	717	650
Retained earnings	14,543	15,495

Total stockholders’ equity	31,030	31,847

	$91,186	$69,494

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2007	2006
Net sales	$43,638	$51,536
Cost of sales, including distribution costs	35,471	40,928

Gross profit	8,167	10,608
Selling, general and administrative expenses	8,343	8,351

Operating income (loss)	(176)	2,257
Other expense
Interest	539	381
Other	108	58

	647	439

Earnings (loss) before income taxes	(823)	1,818
Income tax provision (benefit)	(181)	709

Net earnings (loss)	$(642)	$1,109

Basic earnings (loss) per share:	$(0.15)	$0.25
Diluted earnings (loss) per share:	$(0.15)	$0.24

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(642)	$1,109
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	195	191
Compensation expense	47	18
Changes in assets and liabilities:
Accounts receivable	(19,397)	(20,385)
Inventories	(1,875)	(4,619)
Other current assets	147	609
Accounts payable	4,430	8,671
Accrued liabilities	46	(603)

Total adjustments	(16,649)	(16,327)

Net cash used in operating activities	(17,049)	(15,009)
Cash flows from investing activities:
Capital expenditures	(252)	(70)
Decrease (Increase) in other assets	(258)	82

Net cash provided by (used in) operating activities	(510)	12
Cash flows from financing activities:
Borrowings under line of credit agreement	53,887	51,998
Repayments under line of credit agreement	(35,958)	(37,654)
Repayments of long-term debt	(40)	(35)
Issuance of common stock pursuant to employee stock option and purchase plans	122	324
Dividends paid	(310)	(222)
Retirement of common stock	(101)	(419)

Net cash provided by financing activities	17,600	13,992
Effect of exchange rate changes on cash	202	(172)

NET INCREASE (DECREASE) IN CASH	243	(1,177)
Cash beginning of period	721	1,744

Cash end of period	$964	$567

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and Securities and Exchange Commission (SEC) rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2006. It is suggested that these condensed consolidated financial statements be read in conjunction with our consolidated financial statements and the notes thereto included in that Annual Report on Form 10-K.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2007 all of the company’s common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because the company incurred a loss for that period and the inclusion of those securities would be anti-dilutive. As of March 31, 2006, no common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Numerator:
Net earnings (loss)	$(642)	$1,109

Denominator:
Weighted average shares outstanding	4,418	4,421
Dilutive effect of stock options	0	200

Denominator for diluted net earnings (loss) per share	4,418	4,621

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2007 (remaining nine months)	$3,233
2008	4,127
2009	3,527
2010	2,942
2011	2,473
Thereafter	10,236

$26,538

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended March 31,
	2007	2006
	(In thousands)
USA	$32,816	$40,108
Canada	10,822	11,428
Other	0	0

	$43,638	$51,536

6.	Comprehensive Earnings.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net earnings (loss)	$(642)	$1,109
Change in accumulated foreign currency translation adjustment	67	(25)

Comprehensive earnings (loss)	$(575)	$1,084

7.	Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R, Share-Based Payments (SFAS 123R), which requires entities that grant stock options or other equity compensation awards to employees to recognize, for financial reporting purposes, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. SFAS 123R provides for, and the Company has elected to adopt, the modified prospective application method of recognizing such compensation costs, pursuant to which equity compensation is comprised of (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS 123(R). The Company’s stock option compensation expense was $47,000 and $18,000 for the three month periods ended March 31, 2007 and 2006, respectively.

For purposes of SFAS 123R, the fair value of each option is estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

We used the following weighted average assumptions in estimating the fair value of the options issued in the periods indicated below:

	Three Months Ended March 31,
	2007	2006
Stock Option Plans:
Expected volatility	46%	52%
Risk-free interest rate	4.45%	4.61%
Expected dividend yields	3.6%	2.7%
Expected lives	4 years	4 years
Stock Purchase Plan:
Expected volatility	40%	47%
Risk-free interest rate	4.90%	4.75%
Expected dividend yields	3.6%	2.7%
Expected lives	1 year	1 year

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

7. Stock Based Compensation (continued)

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s current dividend policy and the fair market value of the Company’s shares at March 31. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The Company has in effect a 2005 Stock Incentive Plan (the “2005 Plan”), which authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 were authorized for issuance under the 2005 Plan. Options to purchase a total of 230,000 shares of our common stock granted under the 2005 Plan were outstanding at March 31, 2007. We also have in effect a 1999 Stock Incentive Plan (the “1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 196,667 shares of our common stock granted under the 1999 Plan were outstanding at March 31, 2007. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 148,666 shares of our common stock remained outstanding under the 1993 Plan as of March 31, 2007.

In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the Company’s common stock were reserved for issuance under this Plan. The Plan is available to all full-time employees (other than employees that own 5% or more of our outstanding shares of common stock) and participation is voluntary. Employees who desire to participate may elect to do so at the beginning of an annual “purchase” period, at which time they are required to authorize payment for the shares they desire to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The price of the shares is determined at the end of the purchase period, at which time the participating employees have the option of having their withholdings applied to purchase shares under the Plan or withdraw from the Plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the Plan is 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever is lower. At March 31, 2007, there were a total of 179,065 shares available for future issuance under this Plan.

The following table summarizes stock option activity during the three month period ended March 31, 2007 and 2006:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	150,000	8.30
Exercised	(12,000)	3.19
Forfeited	—	—

Outstanding at March 31, 2007	575,333	$6.02	5.8 years	$1,023,639
Exercisable at March 31, 2007	216,333	$3.94	3.3 years	$835,649

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at December 31, 2005	453,066	$3.92
Granted	74,000	7.25
Exercised	(54,833)	3.76
Forfeited	—	—

Outstanding at March 31, 2006	472,233	$4.45	4.5 years	$1,343,649
Exercisable at March 31, 2006	276,233	$3.17	2.8 years	$1,141,709

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on March 31, 2007 or 2006, respectively, and the exercise price for in-the-money option) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2007 or 2006, respectively. The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $58,950 and $188,044, respectively.

The weighted-average grant-date value of options granted during the three month periods ended March 31, 2007 and 2006 was $2.58 and $2.65 respectively.

A summary of the status of the Company’s nonvested options as of March 31, 2007 and 2006, and changes during the three month periods ended March 31, 2007 and 2006, is presented below:

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

7.	Stock Based Compensation (continued)

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	248,000	$6.74
Granted	150,000	8.30
Vested	(39,000)	7.78
Forfeited	—	—

Nonvested at March 31, 2007	359,000	$7.28

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	122,000	$5.68
Granted	74,000	7.25
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	196,000	$6.27

As of March 31, 2007 and 2006, there was $656,325 and $274,033 of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.6 years.

8.	Recent Accounting Pronouncements.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (SFAS 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS became effective for us on January 1, 2006. The adoption of SFAS 156 did not have a material impact on our consolidated position, results of operations or cash flows.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

8.	Recent Accounting Pronouncements (continued)

159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS 159 may have on our consolidated financial position, results of operation and cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007, the Company had $159,000 of unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate. Interest and penalties were $51,000 as of March 31, 2007.

The Company’s federal income tax returns for 2003-2006 are open tax years. The Company files in numerous state and foreign jurisdictions with varying statutes of limitations. The Company’s state income tax returns for 2002-2006, depending on each state’s statute of limitations, are open tax years. The Company’s foreign income tax returns for 2003-2006, depending on each foreign statute of limitation, are open tax years.

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

Overview of Operating Results – Three Months Ended March 31, 2007 and 2006

The following table compares, and shows the changes in, our net sales, gross profit, operating expenses, pre-tax income and net earnings in the three month periods ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006	2007 vs. 2006
	Amounts		% change
	(Dollars in thousands, except per share data)
Net sales	$43,638	$51,536	(15.3)%
Gross profit	8,167	10,608	(23.0)%
Selling, general and administrative expenses	8,343	8,351	(0.1)%
Operating income (loss)	(176)	2,257	(107.8)%
Earnings (loss) before income taxes	(823)	1,818	(145.3)%
Net earnings (loss)	$(642)	$1,109	(157.9)%
Net earnings (loss) per common share – diluted	$(0.15)	$0.24	(162.5)%

As indicated in the table above, in the first quarter of 2007, net sales and gross profits declined by 15.3% and 23.0%, respectively, as compared to the first quarter of 2006, due primarily to an industry-wide decline in purchases and in the usage of RVs by consumers, which reduced demand for the products that we sell. We believe that those declines were primarily attributable to increased gasoline prices and higher interest rates, which made purchases and the usage of RVs more expensive. As a result, we incurred a loss from operations of $176,000 and a net loss of $642,000, or $0.15 per diluted share, in the quarter ended March 31, 2007.

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

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to those assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased to replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statements of operations in the periods when those allowances are increased. As a result, our judgments or assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At March 31, 2007, the aggregate amount of that deferred tax asset was approximately $2.0 million. Under applicable federal and state income tax laws and regulations, tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

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

Results of Operations

Net Sales

Three Months Ended March 31,
2007	2006	2007 vs. 2006
Amount		Percentage Decrease
(Dollars in thousands)
$43,638	$51,536	(15.3)%

The decline in net sales during the first quarter of 2007 was due primarily to an industry-wide slowdown in purchases and usage of RVs and boats. That slowdown, we believe, was primarily attributable to increases in gasoline prices and increases in interest rates. Those conditions made the purchase and usage of RVs and boats less affordable, which led consumers to reduce their purchases and usage of RVs and boats, thereby adversely affecting consumer demand for the products we sell.

Gross Margin

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Gross profit	$8,167	$10,608
Gross margin	18.7%	20.6%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

The decrease in our gross margin in the first quarter of 2007, as compared to the first quarter of 2006 was due to the effect of fixed warehouse costs on reduced sales levels and an increase in shipping costs that were the result of rising gasoline prices and smaller shipments.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Selling, general and administrative expenses	$8,343	$8,351
As a percentage of net sales	19.1%	16.2%

Our selling, general and administrative (“SG&A”) expenses decreased in absolute dollars in the quarter ended March 31, 200 by approximately $8,000, or 0.1%, as compared to the corresponding period of 2006. As a percentage of sales, these expenses increased to 19.1% of net sales as compared to 16.2% of net sales in 2006, due to the decline in net sales in this year’s first quarter.

Other Expense

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Other expense
Interest expense	$539	$381
Other	108	58

Total	$647	$439
As a percentage of net sales	(1.5)%	(0.9)%

The increase in other expense in the three months ended March 31, 2007, as compared to the same three months of 2006, was primarily the result of increases in the amount of our average borrowings and increases in the rate of interest charged on borrowings under on our bank line of credit during the first quarter this year as compared to the first quarter last year. The interest rate increase was the result of increases in market rates of interest on which the interest rate under our bank credit line is based. The increase in market rates of interest was primarily due to actions of the Board of Governors of the Federal Reserve System that were designed to tighten credit and, thereby, prevent or at least moderate increases in inflation.

Income Taxes

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Income tax provision (benefit)	$(181)	$709
Effective tax rate (benefit)	(22.0)%	39.0%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Our effective tax rate (benefit) in 2007 declined to 22.0% of our pre-tax loss as compared to 39.0% of pre-tax earnings in the first quarter of 2006. This decline was due largely to the impact of the non-deductible expenses in the United States on the estimated annualized pre-tax loss for 2007.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2010, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 1.25 percent.

At May 3, 2007, outstanding bank borrowings totaled $40,577,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “-Seasonality and Inflation” below.

During the three months ended March 31, 2007, our accounts receivable increased by $19,397,000 as compared to an increase of $20,385,000 in the same period of 2006. These increases are due primarily to the seasonality of our business as customers purchase our products in anticipation of the summer selling months.

We increased our inventory at December 31, 2006 in anticipation of our 2007 selling season. Because we had more inventory on hand at December 31, 2006 than we did at December 31, 2005, our purchases of inventory were less in the first quarter of 2007 than they were in the same period of 2006. We increased our inventory by $1,875,000 in the first quarter of 2007 as compared to an increase of $4,619,000 in the first quarter of 2006.

The volume of the products we purchase from suppliers in Asia has increased over the last 12 months. We have not been able to obtain extended payment terms with foreign vendors to the same extent that we have with U.S. suppliers. As a result, although the increase in inventory was $2,744,000 lower in the first quarter of 2007 than in the same period of 2006, our accounts payable increased by $4,430,000 in the three months of 2007.

We made capital expenditures of $252,000 in the first quarter of 2007 and $70,000 in the first quarter of 2006. These expenditures were primarily for purchases of warehouse equipment, computer enhancements and telephone equipment. In 2007, we expect to make capital expenditures that we estimate will range between $500,000 and $750,000 in connection with the installation of our testing facility in Elkhart, Indiana.

Net borrowings under our credit facility increased by $17,929,000 in the three months ended March 31, 2007 and by $14,344,000 in the three months ended March 31, 2006, to fund seasonal increases in inventories and accounts receivable.

In the third quarter of 2006, the Company’s Board of Directors increased the quarterly cash dividends to $0.07 per share from $0.05 per share. As a result, the Company paid cash dividends of $310,000 in March 2007, as compared to $222,000 in March 2006.

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

Contractual Obligations at December 31, 2006	Total	Less Than 1 Year		1-3 Years	4 -5 Years		More than 5 years
	(In thousands)
Contractual Obligations
Long-Term debt Obligations	$23,979	$		$23,979	$		$
Capital Lease Obligations	$508		137	260		111
Operating Lease Obligations	$26,771		4,161	7,338		5,102		10,170
Purchase Obligations under letters of credit	0		0	0		0		0

Total	$51,258		$4,298	$31,577		$5,213		$10,170

Share Repurchases. In 2005, the Board of Directors authorized the repurchase by us of up to $2,940,000 of our shares of common stock in open market or private purchases. We repurchased approximately $101,000 and $419,000 of our shares in the first quarter of 2007 and 2006, respectively.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2007 will be to fund operations and the capital expenditures and cash dividends described above, and we anticipate that we will be able to fund those cash requirements in 2007 with borrowings under our revolving credit facility and internally generated funds. We do not currently anticipate any material changes in our cash requirements or the sources of funds for our operations during the remainder of 2007.

However, we will continue to explore opportunities to increase our sales and our market shares and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

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

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement and, the interest we have to pay on such debt impacts our operating results.

Reliance on Sole Sources of Supply for Certain of our Products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that s single source supplier (i) encounters quality or other production problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship, our sales and earnings could decline, possible to a significant extent

The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with out product suppliers. As a result, product suppliers are free to change the terms on which they will sell us product or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and reduced earnings.

Risks Related to New Proprietary Products Strategy. We have begun sourcing and buying from overseas manufacturers and marketing and selling new products into new markets. We do not have experience in marketing and selling products in some of those markets and there is no assurance that these products will gain acceptance among customers in those markets. We also expect to encounter stiff competition from companies that manufacture or market competing products. We expect that many of those companies will be larger and will have greater financial and marketing resources than we have. Also, we will have greater responsibilities in marketing and providing warranty protection and service for these products. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims relating to these products

Product liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the product manufacturers. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as an additional insured under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. Although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of March 31, 2007, we had outstanding approximately $42.1 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of March 31, 2007, there were no such agreements outstanding.

Approximately 29% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures, as defined in Rules 13a –15(e) and 15d – 15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosures controls and procedures also are designed to ensure that such information is accumulated and communicated to management to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Except for any updates set forth in Item 2 of Part I of this Report, under the caption “Forward Looking Information and Factors that Could Affect Our Future Financial Performance,” there were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2006.

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended March 31, 2007.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31, 2007	726	$8.68	726	$641,135
February 1 to February 28, 2007	—	$—	—	$641,135
March 1 to March 31, 2007	12,000	$7.96	12,000	$545,615

Total	12,726	$8.00	12,726

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

ITEM 5.	OTHER INFORMATION

(a) Information Required by Form 8-K.

The Company’s long term revolving bank credit facility is governed by a Third Amended and Restated Loan & Security Agreement (the “Credit Agreement”) dated as of August 30, 2005 by and between the Company and certain of its Subsidiaries, on the one hand, and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch (the “Bank Lender”), on the other hand.

Effective as of March 30, 2007 the Company and the Bank Lender entered into a First Amendment to that Credit Agreement. The principal changes made to the Credit Agreement by that First Amendment were (i) to extend the term of the credit facility by one year to May 31, 2010, (ii) to change the terms under which the interest rates applicable to borrowings under the credit facility are determined, the primary effect of which is to give the Company the opportunity to obtain a reduction in interest rates based on its future financial performance, (iii) to eliminate certain financial covenants that the Company had been required to satisfy under the Credit Agreement and (iv) to eliminate the need to obtain the consent of the Bank Lender for the payment of certain cash dividends or share repurchases by the Company that are otherwise permissible under applicable law.

The foregoing summary is qualified in its entirety by reference to the First Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

Exhibit 10.1	First Amendment dated as of March 30, 2007 to the Company’s Long-Term Revolving Credit Agreement

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 15, 2007	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.1	First Amendment dated as of March 30, 2007 to the Company’s Long-Term Revolving Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1