Form 10-Q
period 2007-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2007-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.)

(Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,430,802 shares of Common Stock as of August 1, 2007

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2007

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,056	$721
Accounts receivable—net of allowances of $1,412 and $1,376 as of June 30, 2007 and December 31, 2006, respectively	27,145	14,193
Inventories	46,652	46,642
Other current assets	2,364	4,233

Total current assets	77,217	65,789
PROPERTY, PLANT, AND EQUIPMENT, NET	3,143	2,461
OTHER ASSETS	1,340	1,244

	$81,700	$69,494

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$122	$137
Accounts payable	9,455	9,231
Accrued liabilities	3,529	3,717

Total current liabilities	13,106	13,085

LONG-TERM OBLIGATIONS	35,615	24,562

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,430,802 and 4,414,547 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	15,840	15,702
Accumulated other comprehensive income	1,392	650
Retained earnings	15,747	15,495

	32,979	31,847

	$81,700	$69,494

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$50,827	$56,777	$94,465	$108,313
Cost of sales, including distribution costs	41,077	44,663	76,548	85,591

Gross profit	9,750	12,114	17,917	22,722
Selling, general and administrative expenses	6,884	6,744	15,227	15,095

Operating income	2,866	5,370	2,690	7,627
Other income (expense)
Interest	(699)	(540)	(1,238)	(921)
Other	11	6	(97)	(52)

	(688)	(534)	(1,335)	(973)

Earnings before income taxes	2,178	4,836	1,355	6,654
Income tax provision	663	1,827	482	2,536

Net earnings	$1,515	$3,009	$873	$4,118

Basic earnings per share	$0.34	$0.68	$0.20	$0.93

Diluted earnings per share	$0.33	$0.66	$0.19	$0.90

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$873	$4,118
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	410	366
Stock based compensation expense	98	43
Changes in assets and liabilities:
Accounts receivable	(12,952)	(10,881)
Inventories	(10)	(5,013)
Other current assets	1,869	1,727
Accounts payable	224	2,552
Accrued liabilities	(188)	(260)

Net cash used in operating activities	(9,676)	(7,348)
Cash flows from investing activities:
Capital expenditures	(852)	(130)
Increase in other assets	(131)	(2)

Net cash used in investing activities	(983)	(132)
Cash flows from financing activities:
Net borrowings of long-term debt	10,569	6,805
Issuance of common stock pursuant to employee stock option and purchase plans	148	431
Dividends paid	(621)	(442)
Retirement of common stock	(108)	(599)

Net cash provided by financing activities	9,988	6,195
Effect of exchange rate changes on cash	1,006	252

NET INCREASE (DECREASE) IN CASH	335	(1,033)
Cash beginning of period	721	1,744

Cash end of period	$1,056	$711

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and Securities and Exchange Commission (SEC) rules applicable to interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2007 and the results of its operations and cash flows for the three and six month periods ended June 30, 2007 and 2006. The accounting policies followed by the Company are set forth in Note A to the Company’s consolidated financial statements for the year ended December 31, 2006 contained in its Annual Report on Form 10-K for its fiscal year ended December 31, 2006. Therefore, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in that Annual Report.

2.	The Company’s business is seasonal and its results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2007, 340,000 and 280,000 shares of common stock, respectively, that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods; whereas for the three and six months ended June 30, 2006 none of the shares of common stock issuable on exercise of stock options were excluded from the computation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net earnings	$1,515	$3,009	$873	$4,118
Denominator:
Weighted average shares outstanding	4,426	4,407	4,422	4,414
Dilutive effect of stock options	111	178	124	185

Denominator for diluted net income per share	4,537	4,585	4,546	4,599

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2007 (remaining six months)	$2,168
2008	4,177
2009	3,564
2010	2,974
2011	2,504
Thereafter	10,475

$25,862

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the Company’s net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
USA	$37,890	$43,616	$70,706	$83,724
Canada	12,937	13,161	23,759	24,589

	$50,827	$56,777	$94,465	$108,313

6.	Comprehensive Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net earnings	$1,515	$3,009	$873	$4,118
Change in accumulated foreign currency translation adjustment:	675	290	742	265

Comprehensive earnings (loss)	$2,190	$3,299	$1,615	$4,383

7.	Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires entities that grant stock options or other equity compensation awards to employees to recognize, for financial reporting purposes, the fair value of options and other share-based awards as compensation cost over their respective service (vesting) periods. SFAS No. 123R provides for, and the Company has elected to adopt, the modified prospective application method of recognizing such compensation costs, pursuant to which equity compensation is comprised of (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). The Company’s share-based compensation expense was $51,000 and $26,000 for the quarters ended June 30, 2007 and 2006, respectively, and $98,000 and $44,000 for the six months ended June 30, 2007 and 2006, respectively.

For purposes of SFAS No. 123R, the fair value of each option is estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

Set forth below are the weighted average assumptions that we used in estimating the fair value of the options that were granted in the six month periods ended June 30, 2007 and 2006. No options were granted in either of the three month periods ended June 30, 2007 and 2006, respectively.

	Six Months Ended June 30,
	2007	2006
Stock Option Plans:
Expected volatility	46%	52.0%
Risk free interest rates	4.45%	4.6%
Expected dividend yields	3.6%	2.7%
Expected lives	4 years	4 years
Stock Purchase Plan:
Expected volatility	40%	47%
Risk free interest rates	4.90%	4.8%
Expected dividend yields	3.6%	2.7%
Expected lives	1 year	1 year

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rates are based upon market yields for United States Treasury debt securities. The expected dividend yields are based upon the Company’s current dividend policy and the fair market value of the Company’s shares at the end of each period. Expected lives are based on several factors including the average holding period and remaining terms of outstanding options and the cycle of our long range business plan.

The Company has in effect a 2005 Stock Incentive Plan (the “2005 Plan”), which authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 shares were authorized for issuance under the 2005 Plan. Options to purchase a total of 230,000 shares of our common stock granted under the 2005 Plan were outstanding at June 30, 2007. We also have in effect a 1999 Stock Incentive Plan (the “1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 196,667 shares of our common stock granted under the 1999 Plan were outstanding at June 30, 2007. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may not longer be granted under that Plan. However, options to purchase a total of 140,666 shares of our common stock remained outstanding under the 1993 Plan as of June 30, 2007.

In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the Company’s common stock were reserved for issuance under this Plan. The Plan is available to all full-time employees (other than employees that own 5% or more of our outstanding shares of common stock) and participation is voluntary. Employees who desire to participate may elect to do so at the beginning of an annual “purchase” period, at which time they are required to authorize payment for the shares they desire to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The price of the shares is determined at the end of the purchase period, at which time the participating employees have the option of having their withholdings applied to purchase shares under the Plan or withdraw from the Plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the Plan is 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever is lower. At June 30, 2007, there were a total of 179,065 shares available for future issuance under this Plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option activity during the six month periods ended June 30, 2007 and 2006:

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	150,000	8.30
Exercised	(20,000)	3.19
Forfeited	—	—

Outstanding at June 30, 2007	567,333	$6.06	5.9 years	$868,157

Exercisable at June 30, 2007	208,833	$3.97	3.3 years	$688,157

	Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	453,066	$3.92
Granted	74,000	7.25
Exercised	(77,833)	3.41
Forfeited	—	—

Outstanding at June 30, 2006	449,233	$4.55	4.5 years	$1,863,621

Exercisable at June 30, 2006	253,233	$3.22	2.8 years	$1,387,281

The aggregate intrinsic values of the options that were outstanding and those that were exercisable at June 30, 2007 and 2006, as set forth in each of the tables above, represent the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on June 30, 2007 or 2006, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2007 or 2006, respectively. The total pre-tax intrinsic values of the options exercised during the six months ended June 30, 2007 and 2006 were $85,770 and $327,069, respectively.

The weighted average grant-date values of options granted during the six month periods ended June 30, 2007 and 2006 were $2.58 and $2.65 respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2007 and 2006, and of the changes during the six month periods ended June 30, 2007 and 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	248,000	$6.74
Granted	150,000	8.30
Vested	(39,000)	7.78
Forfeited	—	—

Nonvested at June 30, 2007	359,000	$7.28

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	122,000	$5.68
Granted	74,000	7.25
Vested	—
Forfeited	—	—

Nonvested at June 30, 2006	196,000	$6.27

As of June 30, 2007 and 2006, there was $609,383 and $252,346, respectively, of total unrecognized compensation cost related to nonvested options granted under both of the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.71 years.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

8.	Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 became effective for us on January 1, 2006. The adoption of SFAS No. 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 will be effective for us as of January 1, 2008. We are currently assessing the impact that the adoption of SFAS No. 157 may have on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option of Financial Assets and Liabilities” (“SFAS No. 159”). SFAS No. 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS No. 159 will report unrealized gains and losses in earnings at each subsequent reporting date for assets and liabilities for which the fair value option has been elected. SFAS No. 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to report the fair value of assets and liabilities on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS No. 159 may have on our consolidated financial position, results of operation and cash flows.

In June 2006, the FASB issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin 48”). Fin 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted Fin 48 effective January 1, 2007. As a result of the implementation of Fin 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. At the date of our adoption of Fin 48, we had $159,000 of unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate. In accordance with Fin 48, the Company also has decided to classify interest and penalties as a component of tax expense. As of June 30, 2007, interest and penalties were $51,000.

The Company’s federal income tax returns for 2003 – 2006 are open tax years. The Company files tax returns in numerous state and foreign jurisdictions with varying statutes of limitations. The Company’s state income tax returns are open for years ranging from 2002-to-2006, depending on the duration of each of such statutes of limitation.

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

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions, including the availability and prices of gasoline and prevailing interest rates. As a result, recessionary conditions and increases in gasoline prices or in interest rates often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats, because these conditions increase the consumers’ costs of purchasing, and the costs and difficulties of using, their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, shortages in the supply and increases in the prices of gasoline, increases in interest rates and unusually adverse weather conditions.

Overview of Operating Results—Three and Six Months Ended June 30, 2007 vs. Three and Six Months Ended June 30, 2006

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		%	Amounts		%
			Change 2007 vs. 2006			Change 2007 vs. 2006
	2007	2006		2007	2006
	(Dollars in thousands, except per share amounts)

Net Sales	$50,827	$56,777	(10.5)%	$94,465	$108,313	(12.8)%
Gross Profit	9,750	12,114	(19.5)%	17,917	22,722	(21.1)%
Selling, general and administrative exp.	6,884	6,744	2.1%	15,227	15,095	0.9%
Operating income	2,866	5,370	(46.6)%	2,690	7,627	(64.7)%
Earnings before income taxes	2,178	4,836	(55.0)%	1,355	6,654	(79.6)%
Net earnings	1,515	3,009	(49.7)%	873	4,118	(78.8)%
Earnings per common share—diluted	$0.33	$0.66	(50.0)%	$0.19	$0.90	(78.9)%

As indicated in the table above, in the three months ended June 30, 2007, net sales and gross profits declined by 10.5% and 19.5%, as compared to the same period in 2006. In the six months ended June 30, 2007, sales declined by 12.8% and gross margin declined by 21.1%. We believe that those declines were primarily attributable to higher interest rates and increased gasoline prices, which made purchases and the usage of RVs more expensive. As a result, net income declined by approximately $1.5 million or 50% in the three months, and by approximately $3.2 million or 79% in the six months, ended June 30, 2007.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet the tax loss carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At June 30, 2007, the aggregate amount of that deferred tax asset was approximately $2.0 million. Under applicable federal and state income tax laws and regulations, tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements However, if due to future events or circumstances, such as an economic downturn that mighty adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, it may become necessary to create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

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

Results of Operations

Net Sales

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change 2007 vs. 2006	Amounts		% Change 2007 vs. 2006
2007	2006		2007	2006
(Unaudited)
$50,827	$56,777	(10.5)%	$94,465	$108,313	(12.8)%

The declines in net sales during the three and six months ended June 30, 2007 were due primarily to an industry-wide slowdown in purchases and the usage of RVs and boats. That slowdown, we believe, was primarily attributable to increases in gasoline prices and increases in interest rates. Those conditions made the purchase and usage of RVs and boats less affordable, which led consumers to reduce their purchases and usage of RVs and boats, thereby adversely affecting consumer demand for the products we sell.

Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Gross Profit	$9,750	$12,114	$17,917	$22,722
Gross Margin	19.2%	21.3%	19.0%	21.0%

The decrease in our gross margin in the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, was primarily due to the effect of fixed warehouse costs on reduced sales levels and increased costs associated with our proprietary products including freight, product testing, reserves and warranty expense.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include selling, marketing and advertising expenses, compensation paid to management and administrative personnel, insurance premiums, professional fees, and rent for administrative offices.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Selling, general and administrative expenses	$6,884	$6,744	$15,227	$15,095
As a percentage of net sales	13.5%	11.9%	16.1%	13.9%

Our SG&A expenses increased by $140,000, or 2.1%, in the three months ended June 30, 2007 and by $132,000, or 0.9%, in the six months ended June 30, 2007 as compared to their respective corresponding periods of 2006. Despite those modest increases in the dollar amounts of SG&A expenses, as a percentage of net sales those expenses increased to 13.5% in the three months ended June 30, 2007, from 11.9% in the same three months of 2006, and to 16.1% in the six months ended June 30, 2007 from 13.9% in the same six months of 2006. Those increases were primarily the result of the decline in net sales in the three and six months ended June 30, 2007.

Other Expense

Other Expense consists almost entirely of the interest we pay on our outstanding borrowings under our revolving bank credit facility.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Other Expense
Interest expense	$699	$540	$1,238	$921
Other	(11)	(6)	97	52

Total	$688	$534	$1,335	$973
As a percentage of net sales	1.4%	0.9%	1.4%	0.9%

The increase in other expense in the three months and six months ended June 30, 2007, as compared to the same periods of 2006, was primarily the result of increases in the amount of the average borrowings outstanding under that credit facility.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Income tax provision	$663	$1,827	$482	$2,536
Effective tax rate	30.4%	37.8%	35.6%	38.1%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. The decreases in our effective tax rates in the three and six months ended June 30, 2007, as compared to the same respective periods of 2006, were due in large part to the fact that our subsidiary in Canada, where the effective tax rate is lower, accounted for a higher proportion of our consolidated pre-tax earnings in those periods, as compared to the same respective periods of 2006.

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

Borrowings under our credit facility increased by $10,569,000 in the six months ended June 30, 2007 and $6,805,000 in the six months ended June 30, 2006.

At August 1, 2007, outstanding bank borrowings totaled $25,910,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the six months ended June 30, 2007, our accounts receivable increased by $12,952,000 as compared to an increase of $10,881,000 in the same period of 2006. These increases are due primarily to the seasonality of our business as customers make most of their purchases from us in the first five months of the year in preparation for the summer selling months.

We increased our inventories significantly at the end of December 31, 2006 in anticipation of purchase orders from After-Market customers in the first half of 2007. As a result, we did not have to increase our inventories during the first six months of 2007. By comparison, we increased inventories by $5,013,000 in the six months ended June 30, 2006.

We made capital expenditures of $852,000 in the six months ended June 30, 2007 and $130,000 in the comparable period in 2006. These expenditures in 2007 were primarily for testing equipment for our new testing and design facility in Elkhart, Indiana and for the planned expansion of our St. Bruno, Quebec distribution center. In 2006, we made capital expenditures primarily for computer enhancements and purchases of telephone and warehouse equipment.

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

Contractual Obligations at December 31, 2006	Total	Less Than 1 Year		1-3 Years	4-5 Years		More than 5 years
	(In thousands)
Contractual Obligations:
Long-Term debt obligations	$23,979	$		$23,979	$		$
Capital lease obligations	$508		137	260		111
Operating lease obligations	$26,771		4,161	7,338		5,102		10,170

Total	$51,258		$4,298	$31,577		$5,213		$10,170

Dividends. In the third quarter of 2006, the Company’s Board of Directors increased the quarterly cash dividend to $0.07 per share from $0.05 per share. As a result, the Company paid cash dividends of $621,000 in the six months ended June 30, 2007, as compared to $442,000 in the comparable period in 2006.

Share Repurchases. In 2005, the Board of Directors authorized the repurchase by us of up to $2,940,000 of our shares of common stock in open market or private purchases. We repurchased approximately $108,000 and $599,000 of our shares in the six months ended June 30, 2007 and 2006, respectively.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2007 will be to fund operations and capital expenditures, cash dividends and share repurchases, and we anticipate that we will be able to fund those cash requirements in 2007 with borrowings under our revolving credit facility and internally generated funds. We do not currently anticipate any material changes in our cash requirements or the sources of funds for our operations during the remainder of 2007.

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

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from March through August than we do during the remainder of the year. Because a substantial portion of our expenses do not vary as a result of changes in our net sales, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements in the months when sales are lower.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements usually consist of estimates or predictions of our future financial performance or financial condition, or are statements about our assessment of financial or market trends that may affect our future results of operations. Those estimates and predictions are based upon current information and are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

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

The Effects of Possible Changes in Supply Relationships in Our Markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with out product suppliers. As a result, product suppliers are free to change the terms on which they will sell us product or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically, were sold to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and reduced earnings.

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

Product liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the product manufacturers. To protect ourselves form liability, in many instances we have been able to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. Although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have.

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

Other risks that could affect our future financial performance are described in Item 1A, entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and readers are urged to review those risks as well.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2007, we had outstanding approximately $35.1 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2007, there were no such agreements outstanding.

Approximately 21% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 4.	CONTROLS AND PROCEDURES

Our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under Securities Exchange Act of 1934, as amended (the “Exchange Act”), are designed to provide reasonable assurance that information required to be disclosed in our reports filed under that Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Our disclosures controls and procedures also are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Quarterly Report on Form 10-Q, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended June 30, 2007.

	(a)	(b)		(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30, 2007	0	$			$545,615
May 1 to May 31, 2007	880		$6.90	880	$539,543
September 1 to September 30, 2007	0	$			$539,543

Total	880		$6.90	880

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

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2007	By:	/S/ SANDRA A. KNELL
Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1