Form 10-Q
period 2007-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2007-11-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,439,225 shares of Common Stock as of November 1, 2007

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$875	$721
Accounts receivable – net of allowances of $1,047 and $1,376 as of September 30, 2007 and December 31, 2006, respectively	14,786	14,193
Inventories	44,860	46,642
Other current assets	2,028	4,233

Total current assets	62,549	65,789
PROPERTY, PLANT, AND EQUIPMENT, NET	3,353	2,461
OTHER ASSETS	1,031	1,244

	$66,933	$69,494

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$122	$137
Accounts payable	5,610	9,231
Accrued liabilities	4,107	3,717

Total current liabilities	9,839	13,085
LONG-TERM OBLIGATIONS	22,884	24,562
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,439,225 and 4,414,547 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	15,800	15,702
Accumulated other comprehensive income	2,138	650
Retained earnings	16,272	15,495

	34,210	31,847

	$66,933	$69,494

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF EARNINGS

(Dollars in thousands, except per share data)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Sales	$43,173	$44,286	$137,638	$152,599
Cost of sales, including distribution costs	34,757	36,293	111,305	121,884

Gross profit	8,416	7,993	26,333	30,715
Selling, general and administrative expenses	6,582	6,227	21,809	21,322

Operating income	1,834	1,766	4,524	9,393
Other income (expense)
Interest	(485)	(419)	(1,723)	(1,340)
Other	(5)	(12)	(102)	(64)

	(490)	(431)	(1,825)	(1,404)

Earnings before income taxes	1,344	1,335	2,699	7,989
Income tax provision	510	630	992	3,166

Net earnings	$834	$705	$1,707	$4,823

Basic earnings per share	$0.19	$0.16	$0.39	$1.09

Diluted earnings per share	$0.18	$0.15	$0.38	$1.05

Dividends per common share	$0.07	$0.07	$0.21	$0.17

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2007	2006
Cash flows from operating activities:
Net earnings	$1,707	$4,823
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	667	582
Stock-based Compensation expense	153	70
Equity in net earnings of affiliated companies, net of distributions	34	34
Gain on sale of property and equipment	(3)	(27)
Changes in assets and liabilities:
Accounts receivable	(593)	2,811
Inventories	1,782	(5,829)
Other current assets	2,205	1,349
Accounts payable	(3,621)	(4,544)
Accrued liabilities	390	(303)

Total adjustments	1,014	(5,857)

Net cash provided by (used in) operating activities	2,721	(1,034)
Cash flows from investing activities:
Capital expenditures	(1,443)	(345)
Proceeds from sale of property and equipment	10	33
Change in other assets	141	(118)

Net cash used in investing activities	(1,292)	(430)
Cash flows from financing activities:
Borrowings under notes payable and line-of-credit agreements	170,239	184,143
Repayments under notes payable and line-of-credit agreements	(171,819)	(182,830)
Issuance of common stock pursuant to employee stock option and purchase plans	267	637
Dividends paid	(930)	(754)
Retirement of common stock	(322)	(750)

Net cash provided by (used in) financing activities	(2,565)	446
Effect of exchange rate changes on cash	1,290	118

NET INCREASE (DECREASE) IN CASH	154	(900)
Cash beginning of period	721	1,744

Cash end of period	$875	$844

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and Securities Exchange Commission (“SEC”) rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2006. Therefore, these condensed consolidated financial statements should be read in conjunction with our consolidated financial statements and the notes thereto contained in that Annual Report.

2.	The Company’s business is seasonal and its results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2007, 342,000 and 286,000 shares of common stock issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods; whereas for the three and nine months ended September 30, 2006, 8,000 shares of common stock issuable on exercise of stock options were excluded from the computation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Numerator:
Net earnings	$834	$705	$1,707	$4,823
Denominator:
Weighted average shares outstanding	4,431	4,434	4,425	4,421
Dilutive effect of stock options	92	180	111	178

Denominator for diluted net income per share	4,523	4,614	4,536	4,599

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2007 (remaining three months)	$1,096
2008	4,224
2009	3,598
2010	3,003
2011	2,533
Thereafter	10,695

$25,149

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth our net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
USA	$31,843	$34,332	$102,549	$118,056
Canada	11,330	9,954	35,089	34,543

	$43,173	$44,286	$137,638	$152,599

6.	Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net earnings	$834	$705	$1,707	$4,823
Change in accumulated foreign currency translation adjustment:	746	(19)	1,488	246

Comprehensive earnings	$1,580	$686	$3,195	$5,069

7.	Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS No. 123R”), which requires entities that grant stock options or other equity compensation awards to employees to recognize, for financial reporting purposes, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. SFAS No. 123R provides for, and the Company has elected to adopt, the modified prospective application method of recognizing such compensation costs, pursuant to which equity compensation is comprised of (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS No. 123(R). The Company’s stock option compensation expense was $55,000 and $27,000 for the quarters ended September 30, 2007 and 2006, respectively, and $153,000 and $70,000 for the nine months ended September 30, 2007 and 2006, respectively.

For purposes of SFAS No. 123R, the fair value of each option is estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

We used the following weighted average assumptions in estimating the fair value of the options issued in the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock Option Plans:
Expected volatility	43.0%	42.0%	46.0%	52.0%
Risk free interest rates	4.6%	5.0%	4.5%	4.7%
Expected dividend yields	4.4%	2.9%	3.6%	2.7%
Expected lives	10 years	10 years	4 years	5 years
Employee Stock Purchase Plan:
Expected volatility	N/A	N/A	40%	47%
Risk free interest rates	N/A	N/A	4.9%	4.8%
Expected dividend yields	N/A	N/A	3.6%	2.7%
Expected lives	N/A	N/A	1 year	1 year

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s current dividend policy and the fair market value of the Company’s shares at the end of the quarter. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The Company has in effect a 2005 Stock Incentive Plan (the “2005 Plan”), which authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 shares were authorized for issuance under the 2005 Plan. Options to purchase a total of 230,000 shares of our common stock granted under the 2005 Plan were outstanding at September 30, 2007. We also have in effect a 1999 Stock Incentive Plan (the “1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 190,667 shares of our common stock granted under the 1999 Plan were outstanding at September 30, 2007. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 67,666 shares of our common stock remained outstanding under the 1993 Plan as of September 30, 2007.

In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the Company’s common stock were reserved for issuance under this Plan. The Plan is available to all full-time employees (other than employees that own 5% or more of our outstanding shares of common stock) and participation is voluntary. Employees who desire to participate may elect to do so at the beginning of an annual “purchase” period, at which time they are required to authorize payment for the shares they desire to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The price of the shares is determined at the end of the purchase period, at which time the participating employees have the option of having their withholdings applied to purchase shares under the Plan or withdraw from the Plan, in which case their accumulated payroll deductions are refunded. The price at which shares are sold under the Plan is 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever is lower. At September 30, 2007, there were a total of 179,065 shares available for future issuance under this Plan.

The following table summarized stock option activity during the nine month periods ended September 30, 2007 and 2006:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	158,000	8.16
Exercised	(93,000)	3.19
Forfeited	(14,000)	5.06

Outstanding at September 30, 2007	488,333	$6.51	5.2 years	$444,365
Exercisable at September 30, 2007	133,833	$4.35	4.6 years	$331,705

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	453,066	$3.92
Granted	82,000	7.50
Exercised	(122,233)	3.39
Forfeited	(6,000)	5.98

Outstanding at September 30, 2006	406,833	$4.76	5.1 years	$2,036,122
Exercisable at September 30, 2006	208,833	$3.19	3.2 years	$1,369,350

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic values of the options that were outstanding and those that were exercisable at September 30, 2007 and 2006, as set forth in each of the tables above, represent the total pre-tax intrinsic values of those options (the aggregate difference between the closing stock price of the Company’s common stock on September 30, 2007 or 2006, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2007 or 2006, respectively. The total pre-tax intrinsic values of the options exercised during the nine months ended September 30, 2007 and 2006 were $276,878 and $638,000, respectively.

The weighted average grant-date value of options granted during the nine month periods ended September 30, 2007 and 2006 was $2.57 and $2.83 respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2007 and 2006, and changes during the nine month periods ended September 30, 2007 and 2006, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	248,000	$2.42
Granted	158,000	$2.58
Vested	(39,000)	$2.92
Forfeited	(12,500)	2.18

Nonvested at September 30, 2007	354,500	$2.44

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	122,000	$1.97
Granted	82,000	$2.81
Vested	—	$—
Forfeited	(6,000)	$2.37

Nonvested at September 30, 2006	198,000	$2.31

As of September 30, 2007 and 2006, there was $575,322 and $279,545, respectively, of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.8 years in 2007 and 2.5 years in 2006.

8.	Recent Accounting Pronouncements

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets” (SFAS No. 156”). This statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, (SFAS No. 140”) with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 became effective for us on January 1, 2006. The adoption of SFAS 156 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 will become effective for us as of January 1, 2008. We are currently assessing the impact that the adoption of SFAS No. 157 may have on our consolidated financial position, results of operations or cash flows.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (SFAS No. 159”). SFAS No. 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS No. 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS No. 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS No. 159 will become effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS No. 159 may have on our consolidated financial position, results of operation and cash flows.

In June 2006, the Financial Accounting Standards Board (FASB) issued interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Fin 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises’ financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS No. 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Fin 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted Fin 48 effective January 1, 2007. In accordance with Fin 48, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of Fin 48, the Company recognized no material adjustment in the liability for unrecognized tax benefits. At the adoption date of January 1, 2007, the Company had $159,000 of unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, they will impact our effective tax rate. Interest and penalties were $51,000 as of September 30, 2007.

The Company’s federal income tax returns for 2003 – 2006 are open tax years. The Company also files income tax returns in numerous state and foreign jurisdictions with varying statues of limitations. The Company’s state income tax returns for 2002 – 2006, depending on each applicable statute of limitation, are open tax years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 14,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Ours sales are affected primarily by (i) the usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income and credit available to consumers and their confidence about economic conditions, including the availability and prices of gasoline and prevailing interest rates. As a result, recessionary conditions and increases in gasoline prices or in interest rates often lead to declines in the purchase and, to a somewhat lesser extent, in the usage, of RVs and boats, because these conditions increase the consumers’ costs of purchasing, and the costs and difficulties of using, their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, the credit available to consumers, shortages in the supply and increases in the prices of gasoline, increases in interest rates and unusually adverse weather conditions.

Overview of Operating Results –Three and Nine Months Ended September 30, 2007 vs. Three and Nine Months Ended September 30, 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Net Sales	$43,173	$44,286	$137,638	$152,599
Gross profit	8,416	7,993	26,333	30,715
Selling, general and administrative expenses	6,582	6,227	21,809	21,322
Operating income	1,834	1,766	4,524	9,393
Earnings before income taxes	1,344	1,335	2,699	7,989
Net earnings	834	705	1,707	4,823
Net earnings per common share –diluted	$0.18	$0.15	$0.38	$1.05

As indicated in the table above, in the three months ended September 30, 2007, net sales declined by 2.5%; whereas gross profits increased by 5.3%, as compared to the same period in 2006. In the nine months ended September 30, 2007, sales declined by 9.8% and gross profits declined by 14.3%. We believe that the sales declines in the three and nine months ended September 30, 2007 were primarily attributable to increased gasoline prices and higher interest rates, which made purchases and the usage of RVs more expensive. As a result of our increased gross profits and lower tax rate in the three months ended September 30, 2007, net income increased by 18.3% to $834,000, from $705,000 in the same period of 2006. Net income for the nine months ended September 30, 2007 declined to $1,707,000, from $4,823,000 in the same nine months of 2006, primarily as a result of the decline in net sales and gross profits in the nine months ended September 30, 2007.

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amounts of available tax deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those trends or conditions were to change in ways that we did not expect, then, based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the carrying values of the assets affected by the changed conditions.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic and market trends that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate, adversely affecting the ability of some customers to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess and Obsolete Inventory. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning future economic and market conditions and estimates of future sales. If there is an economic downtown or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually theses are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At September 30, 2007, the aggregate amount of that deferred tax asset was approximately $2.0 million. Under applicable federal and state income tax laws and regulations, tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements. However, if due to future events or changes in circumstances, such as an economic downturn that mighty adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, it may become necessary for us to establish a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The establishment of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our net income in the fiscal period in which such provision is recorded.

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

Results of Operations

Net Sales

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change	Amounts		% Change
2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
(Unaudited)
$43,173	$44,286	(2.5)%	$137,638	$152,599	(9.8)%

The decline in net sales during the three and nine months ended September 30, 2007 was due primarily to an industry-wide slowdown in purchases and usage for RVs and boats. That slowdown, we believe, was primarily attributable to increases in gasoline prices and in interest rates and a tightening in the availability of credit to consumers. Those conditions made the purchase and usage of RVs and boats less affordable, which led consumers to reduce their purchases and usage of RVs and boats, thereby adversely affecting consumer demand for the products we sell.

Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
	$8,416	$7,993	$26,333	$30,715
Gross Margin	19.5%	18.0%	19.1%	20.1%

The increase in our gross margin in the quarter ended September 30, 2007, as compared to the third quarter of 2006, was due to (i) price increases implemented on selected products, and (ii) a change in the mix of products sold to a greater proportion of our higher-margin proprietary products and (iii) the strengthening of the Canadian dollar, in relation to the U.S. dollar, as a result of which we realized a higher gross margin on our sales in Canada. The decrease in our gross margin in the nine month period ended September 30, 2007, as compared to the same period in 2006, was due to the effect of fixed warehouse costs on reduced sales levels and increased costs associated with the purchase and importation of our proprietary products, including increases in freight, product testing, reserves and warranty expense.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Selling, general and administrative expenses	$6,582	$6,227	$21,809	$21,322
As a percentage of net sales	15.2%	14.1%	15.8%	14.0%

Our selling, general and administrative (“SG&A”) expenses increased by $355,000, or 5.7%, in the three months ended September 30, 2007 and by $487,000, or 2.3%, in the nine months September 30, 2007, as compared to the respective corresponding periods of 2006. These increases were due largely to increases in administrative labor costs, primarily associated with our proprietary products, including additions to our sales, quality control and service personnel, as well as an increase in accounting and legal expenses due primarily to the work performed to document and test our internal controls for purposes of Section 404 of the Sarbanes-Oxley Act, which will become effective for us at the end of the current fiscal year.

Other Expense

The increase in other expense in the three and nine months ended September 30, 2007, as compared to the same respective periods of 2006, was primarily the result of increases in the amount of our average borrowings. These increases in borrowings were primarily attributable to increases in the volume of proprietary products that we purchased from overseas manufacturers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Other expense
Interest expense	$485	$419	$1,723	$1,340
Other	5	12	102	64

Total	$490	$431	$1,825	$1,404
As a percentage of net sales	1.1%	1.0%	1.3%	0.9%

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In Thousands)
Income tax provision	$510	$630	$992	$3,166
Effective tax rate	37.9%	47.2%	36.8%	39.6%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Our effective tax rate declined to 37.9% and 36.8% of pre-tax earnings in the three and nine months ended September 30, 2007, respectively, as compared to 47.2% and 39.6% of pre-tax earnings for the comparable periods in 2006. These declines were due in large part to an increase in pre-tax earnings at our Canadian subsidiary, where the effective tax rate is lower.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2010, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option (but subject to certain limitations), at the bank’s LIBOR rate, plus 1.25%.

At October 31, 2007, outstanding bank borrowings totaled $20,104,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the nine months ended September 30, 2007, our accounts receivable increased by $593,000. That increase was due primarily to increases in the number of customers to whom, and in the amounts for which, we provided extended payment terms during calendar 2007, which enabled those customers to increase inventories for the upcoming buying season.

Due to the increases in our sales of our proprietary products, the volume of product purchases we made from overseas suppliers increased during 2007, as compared to 2006. We have not been able to negotiate extended payment terms with foreign suppliers to the same extent that we have enjoyed with U.S. suppliers and, as a result, our accounts payable declined by $3.6 million during the nine months ended September 30, 2007 and totaled $5.6 million at September 30, 2007, as compared to $5.0 million at September 30, 2006.

Our inventories were significantly higher at December 31, 2006 as compared to December 31, 2005. As a result, we reduced our inventories by $1,782,000 in the first nine months of 2007 as compared to an increase of $5,829,000 in the nine months ended September 30, 2006.

We made capital expenditures of $1,443,000 in the nine months ended September 30, 2007 and $345,000 in the comparable period in 2006. The expenditures in 2007 were made primarily for (i) testing equipment for our new testing and design facility in Elkhart, Indiana, (ii) computer software and (iii) the planned expansion of our St. Bruno, Quebec distribution center. In 2006, the expenditures were primarily for computer enhancements and purchases of telephone and warehouse equipment.

We made net repayments of long-term debt of $1,580,000 in the nine months ended September 30, 2007 and had net borrowings of long-term debt of $1,313,000 in the nine months ended September 30, 2006.

In the third quarter of 2006, the Company’s Board of Directors increased the quarterly cash dividends to $0.07 per share from $0.05 per share. As a result, the Company paid cash dividends of $930,000 in the nine months ended September 30, 2007, as compared to $754,000 in the comparable period in 2006.

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

Contractual Obligations at December 31, 2006	Total	Less Than 1 Year	1-3 Years	4 -5 Years	More than 5 years
	(In thousands)
Contractual Obligations
Long-Term Debt Obligations	$23,979	$—	$23,979	$—	$—
Capital Lease Obligations	508	137	260	111	—
Operating Lease Obligations	26,771	4,161	7,338	5,102	10,170

Total	$51,258	$4,298	$31,577	$5,213	$10,170

Share Repurchases. In 2005, our Board of Directors approved a stock repurchase program pursuant to which we were authorized to repurchase up to $2,940,000 of our shares of common stock in open market or private purchase transactions. We made share purchases pursuant to that program of approximately $322,000 and $750,000 in the nine months ended September 30, 2007 and 2006, respectively.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2007 will be to fund operations and the capital expenditures, cash dividends and share repurchases, as described above, and we anticipate that we will be able to fund those cash requirements in 2007 with borrowings under our revolving credit facility and internally generated funds. We do not currently anticipate any material changes in our cash requirements or the sources of funds for our operations during the remainder of 2007.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are estimates or predictions of future financial performance or financial condition, or are statements about financial or market trends that may affect our future results of operations. Those estimates and predictions are based upon current information and are subject to a number of risks and uncertainties that could cause our actual operating results or our financial condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is subject to Various Economic and Climatic Influences. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats are affected by the availability of discretionary income and the availability and cost of credit to consumers and their confidence about economic conditions; weather conditions; prevailing interest rates; and the availability and prices of gasoline. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following;

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which cause consumers to reduce their purchases and usage of RVs and boats;

•	Increases in interest rates and a tightening in the availability of consumer credit which affect the affordability and availability of financing for RVs and boats and accessories for RVs and boats;

•	Increases in the price and shortages in the supply of gasoline, which increase the costs of using, and the willingness of consumers to purchase and use, RVs and boats; and

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

Risks Related to New Proprietary Products Strategy. We have begun sourcing and buying new products from overseas manufacturers and have begun marketing and selling some of those products into new markets. We do not have experience in marketing and selling products in some of those markets and there is no assurance that these products will gain acceptance among customers in those markets. We also expect to encounter stiff competition from companies that manufacture or market competing products. We expect that many of those companies will be larger and will have greater financial and marketing resources than we have. Also, we will have greater responsibilities in marketing and providing warranty protection and service for these products. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims relating to these products.

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

No Assurance that We Will Be Able to Continuing Funding Cash Dividends Pursuant to our Dividend Policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.07 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.07 per share called for by the dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of September 30, 2007, we had outstanding approximately $22.4 million under our revolving credit facility.

We have sometimes entered into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts were reflected in earnings in the period during which the transactions being hedged are recognized. We believe that agreements of this nature do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of September 30, 2007, there were no such agreements outstanding.

At September 30, 2007, none of our bank debt was denominated in Canadian currency, although this fluctuates during the year and can be as high as 30% during the spring season, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)	Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended September 30, 2007.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1 to July 31, 2007	—	$—	N/A	$539,543
August 1 to August 31, 2007	—	$—	N/A	$539,543
September 1 to September 30, 2007	64,577	$5.85	64,577	$162,000

Total	64,577	$5.85	64,577

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

Our 2007 Annual Meeting of Stockholders was held on August 29, 2007. The only matter voted on by stockholders at that Meeting was the election of two (2) Class I Directors to the Company’s Board of Directors to serve for a term of three (3) years and until their successors are elected.

Election of Directors. The Board of Directors of the Company nominated Robert S. Throop and Leonard P. Danna for election to the Board of Directors as the Company’s Class I Directors to serve for a term of three years and until their successors are elected. Messrs. Throop and Danna were the only persons nominated for election as Class I Directors at the Annual Meeting and, accordingly, their election was uncontested. Set forth below is information regarding the results of the voting on the election of the Class I Directors:

NOMINEES	VOTES CAST
	For	Percent	Withhold	Percent
Robert S. Throop	3,719,664	93.9%	240,482	6.1%
Leonard P. Danna	3,652,864	92.2%	307,282	7.8%

As the election was uncontested, there were no broker non-votes.

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2007	By:	/S/ SANDRA A. KNELL
Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1