Form 10-K
period 2007-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2008-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of Registrant as of June 30, 2007, the last day of the second quarter of fiscal 2007, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $26,622,000.

As of March 14, 2008, a total of 4,439,225 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s definitive Proxy Statement which is expected to be filed on or before April 29, 2008 for its Annual Meeting.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Forward-looking statements are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A in Part I of this Report in the Section entitled “RISK FACTORS” and readers of this Report are urged to read the cautionary statements contained in that Section of this Report.

Due to these uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview of Our Business

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply more than 15,000 products and serve more than 14,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada. Our customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“After-Market Customers”), which resell the products they purchase from us, at retail, to consumers that own or use RVs or boats.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers (“proprietary products” or “Coast-Branded Products”). We market our proprietary products under our own brand-names in competition with products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for those competing products. For additional information regarding our proprietary products, see “Products—Proprietary Products Strategy and Sales” below.

In the latter part of 2005, Coast began marketing and selling standby and portable gasoline inverter and diesel generators, manufactured by Wuxi Kipor Power Co., Ltd. (“Kipor”), which is the largest manufacturer in China of inverter generators for export. In April 2006, Coast and Kipor entered into an agreement appointing Coast as the sole distributor of Kipor’s products in the Continental United States, Canada and Mexico. Although, initially, we sold these power generator products primarily to customers in our traditional RV and boating markets, we have recently begun selling those products in the outdoor power equipment market, as well, primarily to dealers that resell the products, at retail, to building contractors, agricultural and other businesses and consumers. See “Products — Kipor Generator Products” below for additional information regarding the Kipor Agreement and the products that we sell pursuant to that Agreement.

We use a computer-based order entry and warehousing system which enables customers to transmit orders either telephonically or electronically to us, and enables us to prepare and invoice most orders within 24 hours of receipt. We also have established a national customer service center to enable customers to obtain product information and place orders by telephone using Company toll-free telephone numbers. We believe that the breadth of our product lines, the proprietary products we are able to offer to our customers, the computer integration of our operations, and our inventory deployment system distinguishes us from other distributors of RV and boating parts, supplies and accessories.

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

The market for RV parts, supplies and accessories distributed by the Company is comprised of both RV dealers and RV supply stores and service centers. The RV products that we sell include optional equipment and accessories, such as trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for boating parts, supplies and accessories is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers primarily purchase replacement parts, boating supplies and smaller accessories from the Company. See “BUSINESS — Products.”

Products

General. We carry a full line of more than 15,000 RV and boating parts, supplies and accessories which we purchase from more than 500 manufacturers. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, outdoor furniture, mirrors and compressors. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment that are designed primarily for use on trailer-towable boats.

Proprietary Products Strategy and Sales. We have introduced into the RV and boating aftermarkets a growing number of proprietary products, which are products that are manufactured specifically for us, often on an exclusive basis, by a number of different independent manufacturers, based primarily in China and other countries in Asia. The proprietary products primarily include products that are needed or used by RV and boating customers on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. These products have been designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of different distributors and sometimes into other markets.

Generally, the costs to us of purchasing proprietary products are lower than the costs of purchasing competitive products from traditional suppliers based in the United States. As a result, our proprietary products strategy has enabled us, over the years, to offer our customers more competitively-priced products without compromising quality, and at the same time has enabled us to increase our gross profit margins. We believe, moreover, that our Coast-branded proprietary products are gaining greater acceptance among users of RVs and boats. However, the costs of marketing our proprietary products generally are greater than for established brand-name products, which can offset some of the margin advantage we gain on sales of those products. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” below in Part II of this Report.

During the past several years we have begun to source from overseas manufacturers, and market and sell in the United States and Canada, products that have applications not only in the RV and boating markets, but also in other markets. We intend to continue our efforts to source additional products from independent manufacturers, primarily in China, that we can sell into other markets in the United States and Canada, in order to increase our sales and gross margins and reduce our dependence on the RV and boating markets. It is too early to predict if this strategy will prove to be successful. Among other things, if we do introduce products into new markets, we are likely to face competition in those markets from manufacturers and distributors of competing products. Some of those manufacturers and distributors will be larger and will have more marketing and capital resources than we do and will be better known in those markets than we are. Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these products to consumers, rather than being able to rely on marketing programs conducted by established domestic manufacturers.

Kipor Generator Products. In the latter part of 2005 we began importing, for resale in our markets, standby and portable gasoline invertor and diesel generators manufactured by Wuxi Kipor Power Co., Ltd. (“Kipor”), which is the largest manufacturer in China of inverter generators for export. In April 2006, we entered into a Sole Sales and Service Agreement with Kipor (the “Kipor Agreement”), which appoints Coast as the sole distributor of Kipor’s products in the North America, which is defined in the Agreement to include the Continental United States, Canada and Mexico. The Kipor products covered by the Agreement include gasoline inverter generators; diesel generators, including Kipor’s diesel Super-Silent generators; converter generators; diesel and gasoline engines; and water pumps. Under the Agreement, Coast (i) is responsible for marketing, and is obligated to use its best efforts to maximize sales of, Kipor products in North America, and (ii) is responsible for providing, or arranging for the provision, of warranty and repair services for Kipor products sold in North America, the costs of which are partially shared by Kipor.

Initially, we began selling Kipor generator products primarily to Aftermarket customers in the RV and boating markets, because consumers that own and use RVs and boats often purchase portable generators for use when traveling or using their RVs or boats. More recently, we began marketing and selling Kipor generator products into the outdoor power equipment market, which is comprised of outdoor power equipment specialists, lawn and garden equipment outlets, contractor supply outlets, home improvement and hardware stores, and agricultural equipment outlets.

Sales of Kipor generators accounted for approximately 8.0%, 8.1% and 1.5% of our net sales in 2007, 2006 and 2005, respectively. We expect that our sales of Kipor generator products will increase in 2008, as compared to 2007. However, we also expect that any increase in the sale of Kipor generators will result in an increase in our operating costs, because we are responsible for marketing, and for providing or arranging for warranty and repair services for, the Kipor products that we sell.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 2007, 2006 or 2005.

As described above in our discussion of our proprietary products strategy, we have begun to market and sell Kipor generator products and certain other of our proprietary products to home improvement and home accessories chains, specialty catalogue companies, outdoor power equipment specialists, lawn and garden equipment outlets, contractor supply outlets, hardware stores, and agricultural equipment outlets. However, to date, our sales to those customers have not been material in relation to our sales of such products to RV and boating After-Market customers and there is no assurance that we will be successful in generating significant sales to those new customers.

Our Customer Service Center and Computerized Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

We also operate national customer sales and service centers through which our customers can obtain product information and place orders by telephone using our toll-free telephone numbers. Our customer sales and service centers are staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues.

Orders transmitted by customers either electronically, or via telephone to the national customer sales and service center, are input into our computer system and then are electronically transmitted to the regional distribution center selected by the customer, where the products are picked, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation, or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock.

Annual Dealer Buying Show. Each year, in February, we host our annual dealer buying show, in Las Vegas Nevada, for our customers. At these shows, we display and sell thousands of the products we distribute, including products from 200 of our independent suppliers and our Coast-branded proprietary products. Representatives from almost 700 of our U.S. and Canadian customers attended our 2008 dealer buying show. Since consumers typically increase their purchases of RV and boating products in the early spring, to facilitate sales of products at our dealer buying show we offer our creditworthy customers extended payment terms that allow them to purchase products at the show and defer their payments to us for those products until the spring.

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 15,000 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on their historical product sales to customers in their regions. We rely on independent freight companies to ship our products to our customers.

We have implemented an inventory management and deployment system that we designed to improve our ability to fill customer orders from the distribution centers closest to the customer and, thereby, improve our responsiveness to the customer and at the same time reduce our costs of service. We track product sales from each of our distribution and warehouse centers and stock at each such center only the products which are in relatively high demand from customers in the region serviced by that distribution center. At the same time we offer our customers a “split shipment program” by which we ship products that are not available at the Company’s distribution center closest to the customer from the next closest of the Company’s distribution centers which stocks those products. This split shipment program reduces back-orders that could adversely affect service levels to our customers and, at the same time, reduces our costs because it eliminates the need to stock duplicative products at all of our warehouses.

Arrangements with Manufacturers

General. The products we distribute are purchased from more than 500 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no long term supply contracts or guaranteed price or delivery agreements with manufacturers, including the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, we typically obtain each of our proprietary products from a single source manufacturer, although in most instances we own the tooling required for their manufacture.

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain products from alternative suppliers in the event that a single source supplier encounters production problems or decides either to enter into an exclusive supply arrangement or alliance with a competing distributor or to vertically integrate its operations to include the distribution of its products. Termination of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent. See “Risk Factors” in Item 1A of this Report.

We pay for the products that we purchase from foreign suppliers in U.S. Dollars and, therefore, such purchases do not expose us to currency exchange risks. However, due to the weakening of the U.S. Dollar in relation to foreign currencies, some our suppliers have begun increasing the prices they charge for their products.

Suppliers. The following table identifies and provides certain information with respect to each of the suppliers from which Coast obtained more than 5% of the products that Coast purchased in any of the fiscal years ended December 31, 2007, 2006 or 2005:

		Percent of Products Purchased by Coast
		Year Ended December 31,
Supplier	Products Purchased	2007	2006	2005
Airxcel, Inc.	Coleman® brand RV air conditioners	10%	10%	11%
Thule Towing Systems, LLC(1)	Towing products	6%	7%	10%
Kipor	Portable and Standby Generators	6%	13%	—

(1)	Formerly known as Valley Industries.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, the manufacturers generally warrant those products and allow us to return defective products, including those that have been returned to us by our customers. In the last quarter of 2005, we began selling a line of Kipor portable and standby generators under a product supply arrangement with Kipor which provides for us to share in the costs of providing warranty services for these products. The warranty period is 24 months following the sale of a Kipor generator to a retail customer. In 2005, we did not have sufficient experience with these products to be able to accurately predict the warranty costs that we might incur under this arrangement and, as a result, we had not yet established any reserves for such costs or for possible warranty claims that might have been made with respect to these products. By the fourth quarter of 2006, we had obtained sufficient experience with respect to the types and costs of warranty claims typically associated with those products and, as a result, were able to make what we believe are reasonable estimates of future claims on the products as they are sold. Accordingly, at December 31, 2007 and 2006, we had established reserves of $553,000 and $418,000, respectively, for potential warranty claims with respect to those products. However, there is no assurance that warranty claims in the future will not exceed these amounts.

We do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell. Additionally, we often are able to obtain indemnification agreements from our product suppliers to protect us against product liability claims that may arise out of the use of the products they manufacture and supply to us for resale.

Competition

We face significant competition. There are a number of national and regional distributors of RV and boating parts, supplies and accessories that compete with us. There also are mass merchandisers, web retailers, catalog houses and national and regional retail chains specializing in the sale of RV or boating parts, supplies and accessories that purchase such products directly from manufacturers. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV and boating supply stores and service centers that purchase products from us. This competition affects both the volume of our sales and the prices we are able to charge our customers for those products. Additionally, there is no assurance that changes in supply relationships or new alliances within the RV or boating products industry will not occur that would further increase competition.

We compete on the basis of the quality, speed and reliability of our service, the breadth of our product lines and on price. We believe that we are highly competitive in each of those areas.

As discussed earlier in this Report, we have recently begun selling a line of portable generators, not only in the RV and boating markets, but also in other markets in which we have not previously sold products. We also intend to seek additional products that we can source from overseas suppliers for resale into other markets in the United States and Canada. We expect to encounter intensive competition from manufacturers and distributors of competing products in those other markets. Many of those companies will be larger and have greater marketing and financial resources than we do and are likely to be better known in these markets than we are. Therefore, there is no assurance that we will be successful in competing against those companies.

Employees

At December 31, 2007, we had approximately 405 full-time employees, which include employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

Our Website

Our internet website address is www.coastdistribution.com. Our Annual Report to Stockholders and all of our SEC filings are available on our website, without charge. Copies of these filings also are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC at its website, which is www.sec.gov.

ITEM 1A. RISK FACTORS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements are estimates or predictions about our future financial performance or future financial condition, or are statements about financial or market trends that may affect our future results of operations. Such statements are based on current information and our business is subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ, possibly significantly, from our current expectations and beliefs that are set forth in the forward looking statements contained in this report. Those risks and uncertainties include, although they are not limited to, the following:

Our Business is Seasonal and is Subject to Various Economic and Climatic Influences.

Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats are affected by consumers’ level of discretionary income and their confidence about economic conditions; the availability and prices of gasoline; prevailing interest rates; and weather conditions. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of adverse economic conditions, which cause consumers to reduce their purchases and usage of RVs and boats;

•	Increases in the prices and shortages in the supply of gasoline, which increase the cost of using and, therefore, the willingness of consumers to purchase and use RVs and boats;

•	Increases in interest rates which affect the availability and affordability of financing for the purchase of RVs and boats and RV and boating accessories;

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

For a discussion of how these factors affected our results of operation in 2007, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” below, in Part II of this Report.

Reliance on Sole Sources of Supply for Certain of our Products.

We sometimes choose to carry only a single manufacturer’s products for certain of the third party brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other manufacturing problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship, our sales and earnings could decline, possibly to a significant extent.

The Effects of Possible Changes in Supply Relationships in Our Markets.

As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on their RVs and boats at the time of manufacture that, historically were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or could reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and in reduced earnings.

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

Risks Related to New Proprietary Products Strategy.

We have begun sourcing and buying from overseas manufacturers and marketing and selling new products, such as portable and standby generators, into new markets. We do not have the same level of experience in those markets and there is no assurance that these products will gain acceptance among customers in those markets. We also expect to encounter stiff competition from companies that manufacture or market competing products for those same markets. We expect that many of those companies will be larger, more established and better known and will have greater financial and marketing resources than we have. Also, we have greater responsibilities in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV or boating markets. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could incur liabilities for possible warranty claims related to these products.

Increased Reliance on Foreign Suppliers.

As we increase our reliance on foreign suppliers, we may become increasingly vulnerable to the effects of political instability and adverse economic conditions in the countries in which those suppliers are located. Additionally, while we pay for the products we purchase in foreign countries in U.S. Dollars, and therefore, those purchases do not expose us to currency exchange risks, a weakening U.S. Dollar may lead foreign suppliers to increase the prices they charge us for their products in order to mitigate their currency exchange risk. Such price increases could reduce the margin advantage that we have realized on our resale of those products.

Product Liability Risks.

Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the manufacturers of the products we sell. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. We also conduct quality control testing, at our own product testing laboratories in the United States, of proprietary products that we import from Asia. However, although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained either by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have and which, as a result, could reduce our earnings.

Risks of Patent Infringement Claims.

We design, or have independent product design firms or manufacturers, design and engineer many of the proprietary products and foreign sourced products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary rights held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

No Assurance that We Will Be Able to Fund Cash Dividends Pursuant to our Dividend Policy.

Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.07 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance, our available cash resources and the cash requirements of our business and, possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly cash dividends will continue to be equal to the $0.07 per share called for by our current dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

Additional uncertainties and risks that could affect our future financial performance or future financial condition are discussed above in Part I of this Report, entitled “BUSINESS” and in “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION” below, in Part II of this Report, and you are urged to read those sections as well.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We also disclaim any obligation to update forward-looking information contained in this Report, whether as a result of new information, future events or otherwise.

ITEM 1B. Unresolved Staff Comments

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

Locations	Square Footage	Lease Expiration Dates
United States:
Wilsonville, Oregon	57,000	December 31, 2011
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	90,670	April 30, 2009
San Antonio, Texas	27,300	June 30, 2008
Denver, Colorado	50,000	September 30, 2009
Elkhart, Indiana	109,000	December 31, 2016
Lancaster, Pennsylvania	64,900	June 30, 2009
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2008
Gilbert, Arizona	36,500	March 31, 2012
Salt Lake City, Utah	30,400	June 30, 2008
Johnstown, New York	52,500	November 30, 2009
Eau Claire, Wisconsin	36,000	October 31, 2009

Canada:
St. Bruno, Quebec	40,715	January 1, 2010
Orillia, Ontario	36,360	December 1, 2011
Calgary, Alberta	30,750	December 1, 2008
Langley, British Columbia	22,839	May 31, 2009

Our executive offices are located in Morgan Hill, California, a suburb of San Jose, where we lease 26,000 square feet of office space. Our address at that location is 350 Woodview Avenue, Morgan Hill, California 95037, where our telephone number is (408) 782-6686.

We lease 18,125 square feet of space in Elkhart, Indiana and 2,000 square feet of space in Saint-Hubert, Quebec where we maintain product testing facilities. We also lease 1,500 square feet of office space in Seattle, Washington where we maintain a sales office.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incidental to our operations, and since we have insurance, and in many instances also indemnities from the manufacturers from which we obtain our products. On a couple of occasions, we have been named as a defendant in patent infringement litigation brought against manufacturers of certain of our proprietary products. To date we have not incurred any material liabilities in any product liability, personal injury or patent litigation and there is no legal action presently pending against us that we believe is likely to have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
Thomas R. McGuire	64	Chairman of the Board and Chief Executive Officer

James Musbach	57	President and Chief Operating Officer

Sandra A. Knell	50	Executive Vice President, Chief Financial Officer and Secretary

David A. Berger	53	Executive Vice President — Operations

Dennis A. Castagnola	60	Executive Vice President — Proprietary Products

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

SANDRA A. KNELL. Mrs. Knell has been the Company’s Executive Vice President, Chief Financial Officer and Secretary since August 1985. From 1984 until she joined the Company, Mrs. Knell was an Audit Manager, and for the prior four years was a senior and staff accountant, with Grant Thornton LLP. Mrs. Knell is a Certified Public Accountant.

DAVID A. BERGER. Mr. Berger has served as an Executive Vice President of the Company since May 1988. From August 1986 to May 1988, Mr. Berger was Senior Vice President — Purchasing of the Company. For the prior 14 years he held various management positions with C/P Products Corp., a distributor of recreational vehicle parts and accessories that we acquired in 1985.

DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Executive Vice President — Proprietary Products in August 2007. From November 2000 to August 2007, he served as Executive Vice President – Sales and, for the prior 25 years, he held various management positions with the Company, including Vice President/Division Manager of the Company’s Portland, Oregon Distribution Center.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and trade on the American Stock Exchange under the trading symbol “CRV.”

The following table sets forth, for the calendar quarters indicated, (i) the range of the high and low per share sales prices of our common stock as reported by the American Stock Exchange and (ii) the cash dividends per share that we paid to our stockholders.

	High	Low	Cash Dividends per Share
2007
First Quarter	$9.05	$7.72	$0.07
Second Quarter	7.97	6.44	0.07
Third Quarter	7.40	5.25	0.07
Fourth Quarter	6.76	4.90	0.07

2006
First Quarter	$7.69	$7.05	$0.05
Second Quarter	8.99	7.19	0.05
Third Quarter	10.80	8.00	0.07
Fourth Quarter	10.14	7.75	0.07

On March 14, 2008 the closing price per share of our shares of common stock on the American Stock Exchange was $4.84 and there were approximately 700 holders of record of the Company’s shares.

Dividend Policy

In January 2005, our Board of Directors adopted a cash dividend policy that provided for the payment of quarterly cash dividends, each in the amount of $0.04 per common share. In January 2006, our Board of Directors increased the regular quarterly cash dividend to $0.05 per share, and in August 2006, our Board of Directors further increased that cash dividend to $0.07 per share per quarter. In accordance with our dividend policy, we paid cash dividends to our stockholders of $1,240,000, $1,064,000 and $727,000 in 2007, 2006 and 2005, respectively. We expect to pay cash dividends in 2008 totaling approximately $1,250,000 (which is based on the assumption that the average number of shares outstanding during 2008 will be approximately 4,450,000).

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

Repurchases of Common Stock

On June 3, 2005, we publicly announced the adoption, by our Board of Directors, of a stock repurchase program which, at that time, authorized the Company to repurchase, in the aggregate, up to $1,740,000 of shares of our common stock in open market or private transactions in accordance with the applicable rules of the Securities and Exchange Commission. On December 9, 2005, we publicly announced that our Board of Directors had authorized a $1.2 million increase in the dollar amount of shares that could be repurchased under this program. We purchased a total of 78,183, 150,545 and 280,008 shares of our common stock pursuant to that program during 2007, 2006 and 2005, respectively, for an aggregate purchase price of approximately $2,778,000.

We did not purchase any shares of our common stock pursuant to this plan during the three months ended December 31, 2007 and up to $162,000 of shares may still be purchased under this plan. This program does not have an expiration date. However, the Company may choose not to make any additional share purchases under this program and may suspend or terminate the program at any time.

Preferred Stock Rights Dividend

On February 1, 2006, a Special Committee of the Board of Directors, comprised solely of independent directors who also constituted a majority of the Board, approved the adoption of a Shareholder Rights Plan and declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on February 15, 2006. The Stockholder Rights Plan was approved by the Company’s stockholders at the Annual Meeting held in August 2006.

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

Stock Price Performance Graph

The following graph presents a five-year comparison of cumulative total returns for (i) Coast, (ii) an index comprised of companies within the recreational products markets that were selected by us (the “Peer Group”), and (iii) the American Stock Exchange composite index (the “AMEX Composite”). The Peer Group consists of Brunswick Corporation, Coachmen Industries Inc., Fleetwood Enterprises, Inc., and Winnebago Industries, Inc., which are manufacturers of recreational vehicles and boats, and West Marine Inc. which sells boating parts, supplies and accessories both at wholesale and at retail. The data for the graph was obtained from Morningstar, Inc.

The Stock Performance Graph assumes that $100 was invested, at the end of fiscal 2002, in Coast’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the Performance Graph are not necessarily indicative of future stock performance.

	At December 31,
	2002	2003	2004	2005	2006	2007
Coast Distribution	100.00	309.38	419.95	439.12	522.37	366.95
Peer Group Index	100.00	162.73	220.56	181.28	154.91	90.58
AMEX Market Index	100.00	136.11	155.86	171.89	192.45	216.06

Equity Compensation Plans

Certain information, as of December 31, 2007, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report.

ITEM 6. SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2007, 2006 and 2005, and the selected balance sheet data at December 31, 2007 and 2006, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements. The selected operating data for the fiscal years ended December 31, 2004 and 2003, and the selected balance sheet data at December 31, 2005, 2004 and 2003, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Operating Data:
Net Sales	$164,293	$179,103	$176,341	$171,833	$156,478
Cost of sales (including distribution costs)	133,578	145,501	143,732	138,792	129,094

Gross margin	30,715	33,602	32,609	33,041	27,384
Selling, general and administrative expenses	28,065	27,160	24,932	24,502	22,087

Operating income	2,650	6,442	7,677	8,539	5,297
Equity in net earnings of affiliated companies	179	147	90	52	54
Other (income) expense
Interest expense	2,098	1,617	1,308	1,117	1,269
Other	156	141	(30)	35	(108)

	2,254	1,758	1,278	1,152	1,161

Earnings before income taxes	575	4,831	6,489	7,439	4,190
Income tax provision	360	1,858	2,732	3,033	1,743

Net earnings	$215	$2,973	$3,757	$4,406	$2,447

Net earnings per share-diluted(1)
Net earnings per share-diluted	$0.05	$0.64	$0.79	$0.91	$0.53

Shares used in computation of net earnings per share	4,526	4,616	4,745	4,855	4,635

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Balance Sheet Data:
Working capital	$52,575	$52,704	$46,888	$49,212	$44,685
Total assets	69,307	69,494	63,533	67,236	62,101
Long-term obligations (2)	24,665	24,350	19,746	23,444	23,799
Stockholders’ equity	32,491	31,847	30,421	28,446	23,898
Dividends per share	$0.28	$0.24	$0.16	$0.12	$—

(1)	See Note I to the Company’s Consolidated Financial Statements.

(2)	Exclusive of current portion. For additional information regarding long-term obligations, see Note C to the Company’s Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply more than 15,000 products and serve more than 14,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”).

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

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers and their confidence about economic conditions. As a result, recessionary conditions and increases in interest rates often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the consumers’ costs and the difficulties of using their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, increases in interest rates, shortages in the supply and increases in the prices of gasoline and unusually adverse weather conditions.

Overview of Fiscal 2007 Operating Results

The following table provides income statement data for the fiscal years ended December 31, 2007, 2006 and 2005, and compares our operating results in each of 2007 and 2006 to the prior year’s operating results. Dollars are in thousands, except per share data.

	Year Ended December 31,
				Increase (Decrease)		Increase (Decrease)
	2007	2006	2005	2007 vs. 2006		2006 vs. 2005
	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net Sales	$164,293	$179,103	$176,341	$(14,810)	(8.3)%	$2,762	1.6%
Gross profits	30,715	33,602	32,609	(2,887)	(8.6)	993	3.0
Selling, general & administrative expenses	28,065	27,160	24,932	905	3.3	2,228	8.9
Operating income	2,650	6,442	7,677	(3,792)	(58.8)	(1,235)	(16.1)
Interest expense	2,098	1,617	1,308	481	29.7	309	23.6
Earnings before income taxes	575	4,831	6,489	(4,256)	(88.1)	(1,658)	(25.6)
Provision for income taxes	360	1,858	2,732	(1,498)	(80.6)	(874)	(32.0)
Net earnings	215	2,973	3,757	(2,758)	(92.8)	(784)	(20.9)
Net earnings per share-diluted	0.05	0.64	0.79	(0.59)	(92.2)	(0.15)	(18.9)

As the above table indicates, operating income and net income declined significantly in 2007 from 2006. Those declines were primarily attributable to the following factors:

•

Decrease in Net Sales. Net Sales declined by 8.3% in 2007 primarily as a result of a reduction in the usage and purchases, by consumers, of RVs and boats in response to (i) substantial increases in gasoline prices, particularly during the spring and summer months when usage of RVs and boats is usually at its highest, (ii) increases in interest rates during the first half of 2007, which made the purchase of RVs and boats more expensive, and (iii) a slowing economy and increasing concerns about the onset of a possible economic recession, that led to a decline in consumer confidence and, in turn, caused consumers to curtail discretionary spending. The decrease in sales of traditional RV and boating products was partially offset by increased sales of our proprietary and foreign sourced products.

•

Gross Margin and Gross Profits. We were able to maintain our gross margin in 2007 at 18.7%, down only slightly from 18.8% in 2006, primarily as a result of (i) increases in sales of our proprietary and foreign-sourced products, on which we are able to realize higher margins than on sales of traditional RV and boating products, (ii) price increases on selected products, and (iii) the strengthening of the Canadian Dollar. Nevertheless, gross profits declined by 8.6% in 2007, as compared to 2006, due primarily to the decline in net sales in 2007.

•

Increase in Selling General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased by 3.2% in 2007, primarily due to increases in marketing and selling expenses and in the costs of adding engineering and quality control personnel, to support the growth of our proprietary products business.

•

Interest Expense. Interest expense increased in 2007 due to (i) increases during the first half of 2007 in market rates of interest, which determine the rate of interest on our credit line borrowings, and (ii) higher average credit line borrowings, which were used primarily to increase our inventory of products that we source from the Far East and have been introducing, on an increasing basis, into the market.

Outlook for 2008

The relatively high gasoline prices, a continued slowing of the economy and concerns and uncertainties regarding the duration of what now appears to be a severe economic slowdown in the United States have continued into 2008. We expect that these conditions will continue to adversely affect purchases and usage by consumers of RVs and boats throughout the remainder of 2008 and, therefore, the need for and purchases by consumers of the products that we sell. Our strategic goals for 2008 are to capture additional market share and to improve our gross margin, despite these market conditions, primarily by continuing to increase our sales of proprietary products and other foreign sourced products. We generally are able to realize higher margins on sales of proprietary products, which we believe have gained greater acceptance among users of RVs and boats during the past three years. No assurance can be given, however, that we will be able to achieve these goals because, as is described above under the caption “Factors Generally Affecting Sales of RV and Boating Products,” and in Item 1A of this Report, entitled “RISK FACTORS,” our sales and profitability can be affected by a number of conditions that are outside of our control. Additionally, the higher costs of marketing, testing and servicing our line of generator products, as well as new proprietary products that we will be sourcing from the Far East, could offset the positive effects of any increases in sales of those higher margin products.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At December 31, 2007 the aggregate amount of that deferred tax asset was approximately $2.1 million. Under applicable federal and state income tax laws and regulations, tax loss carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements. However, if due to future events or circumstances, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset to the amount we believe we will be able to fully utilize. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded.

Long-Lived and Intangible Assets. Long-lived assets, such as property and equipment, and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount. In the event that we were to determine that the fair value of the asset has declined below its carrying value, we would be required to reduce the value at we record the asset on our balance sheet to its fair value through a charge to earnings.

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

Stock Based Compensation.

We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006. SFAS 123R established standards in accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as the options issued under the Company’s Stock Incentive Plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method, we began recognizing compensation cost on January 1, 2006 for the fair value of (i) all share based award grants made on or after such date and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of January 1, 2006, in each case based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. Our stock option compensation expense was $214,000 and $132,000 for the years ended December 31, 2007 and 2006, respectively.

Prior to January 1 2006, we had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense was recognized in the statement of earnings included in these consolidated financial statements for the year ended December 31, 2005 relating to stock-based awards to employees granted prior to January 1, 2006 when the exercise price of those awards was equal to or greater than the quoted market price on the date of the grant.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, in the last quarter of 2005, we began selling a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The warranty period for these products is for 24 months following the sale of the product to a retail customer. In 2005, we did not have sufficient experience with these products to be able to predict, with accuracy, the warranty costs that we might incur under this arrangement and, as a result, we had not yet established any reserves for such costs or for possible warranty claims that might have been made with respect to these products. In the fourth quarter of 2006, we had sufficient history on the type of warranty claims and the cost of those claims to reasonably estimate future claims on these products. Accordingly, we established a warranty reserve for these products of $553,000 and $418,000 at December 31, 2007 and 2006, respectively. The actual amounts that we may become obligated to pay with respect to warranty claims on these products may differ from the amounts that were set aside in those reserves. In the event that the estimates on which the reserves were based later prove to be incorrect due to increases in the number or amounts of the warranty claims we receive, it could become necessary for us to increase the reserve by means of a charge to our income. Increases in sales of these products in the future also may necessitate increases in our warranty reserve.

Adoption of Fin 48. In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, the Company decided to classify interest and penalties as a component of tax expense. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At its adoption date of January 1, 2007, the Company had $159,000 of unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate. At December, 31, 2007 the Company had $179,000 of unrecognized tax benefits of which $20,000 impacted the effective tax rate in 2007. Interest and penalties were $61,000 as of December 31, 2007, of which $44,000 was included in the balance sheet and $17,000 was included as an expense in the current year income statement as unrecognized tax benefits.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 was to become effective for us as of January 1, 2008. However, at the February 6, 2008 meeting, the FASB agreed to defer for one year the effective date of SFAS No 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 will become effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS 159 may have on our consolidated financial position, results of operation and cash flows in fiscal 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS No. 141R), Business Combinations. SFAS No. 141(R) will change accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions effectuated after its effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact that the adoption of SFAS NO. 160 may have on our consolidated financial statements.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of income for the respective periods indicated below:

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.3	81.2	81.5
Gross profit	18.7	18.8	18.5
SG & A expenses	17.1	15.2	14.1
Operating income	1.6	3.6	4.4
Interest expense	1.3	0.9	0.7
Earnings before taxes	0.3	2.7	3.7
Income tax expense	0.2	1.0	1.5
Net earnings	0.1%	1.7%	2.2%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the increases in net sales in fiscal 2007, fiscal 2006 and fiscal 2005. Dollars in the table are in thousands.

2007	2006	% Change 2007 vs. 2006	2005	% Change 2006 vs. 2005
$164,293	$179,103	(8.3)%	$176,341	1.6%

The decline in net sales in 2007, as compared to 2006, was primarily attributable to an industry-wide decline in usage and purchases, by consumers, of RVs and boats that, in turn, adversely affected the demand for our products from our After-Market Customers. We believe that this decline was primarily attributable to high gasoline prices, shortages in available financing of RVs and boats, and uncertainties and concerns about the direction of the economy, which led consumers to curtail discretionary expenditures.

The increase in net sales in 2006, as compared to 2005, was primarily attributable to increase in sales of our proprietary and foreign sourced products, largely the Kipor line of portable and standby generators, for which we hold exclusive distribution rights in North America. Those increase more than offset the effects of the industry-wide decline in the purchase and usage of RVs and boats by consumers and the consequent decline in sales of RV and boating products of the type we sell.

Gross Margin

Gross profit is calculated by subtracting the cost of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

	2007	2006	2005
	(Dollars in thousands)
Gross profit	$30,715	$33,602	$32,609
Gross margin	18.7%	18.8%	18.5%

In 2007, we were able to maintain our gross margin at 18.7%, almost unchanged from our gross margin of 18.8% in 2006, primarily due to (i) increased sales of products sourced from the Far East, on which we realize higher margins than on competing products available from traditional sources; (ii) price increases implemented on selected products in the second half of 2007; and (iii) the strengthening of the Canadian Dollar, which enabled our Canadian subsidiary, which purchases products from suppliers in the United States, to improve its margins. These factors largely offset the effect on margins of increased freight and shipping costs. However, due primarily to the decline in net sales in 2007, gross profits declined by $2.9 million or 8.6% in 2007, as compared to 2006.

In 2006 our gross margin increased to 18.8%, as compared to 18.5% in 2005. This increase was primarily attributable to increase in sales of our proprietary and other foreign sourced products including, in particular, the Kipor generator products, on which we realize higher gross margins than on traditional RV and boating products. The effect of this change in product mix more than offset an increase in freight and shipping costs and warranty costs associated with the sale of the generators.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, selling and administrative labor and other administrative costs, professional fees, insurance and the provision made for uncollectible accounts. Also included in SG&A expense, in 2007 and 2006, was stock based compensation expense, attributable to the grant and vesting of employee stock options, which was recorded in accordance with SFAS No. 123R. Such expense was not required to be and was not recorded in our income statement in 2005.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
SG&A expenses	$28,065	$27,160	$24,932
As a percentage of net sales	17.1%	15.2%	14.1%

SG&A expenses increased by $905,000 or 3.3% in 2007, due primarily to increases in labor costs associated with sales, design, engineering and quality control personnel for our proprietary and foreign sourced products. Also contributing to the increase were legal expenses, and expenses relating to the documentation and testing of the Company’s internal controls systems as required by Section 404 of the Sarbanes Oxley Act of 2002, which became applicable to the Company effective as of December 31, 2007.

SG&A expenses increased by $2,228,000 or 8.9% in 2006, primarily due to increases in labor, both selling and administrative, and increases in insurance premiums and legal and accounting expenses. The increased labor costs were largely attributable to increased sales, quality control, design and administrative personnel to support sales and the design, development, quality and servicing of the proprietary and imported products, such as the Kipor generators, that we sell. Also contributing to that increase in SG&A expense was stock based compensation expense of $132,000. No such expense was recorded in 2005.

The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating income	$2,650	$6,442	$7,677
As a percentage of net sales	1.6%	3.6%	4.4%

The decrease in operating income in 2007, as compared to 2006, was due primarily to the above described declines in net sales and gross profits, and the increase in selling, general and administrative expenses.

The decrease in operating income in 2006, as compared to 2005, was due primarily due to the increase in selling, general and administrative expenses, which more than offset the increases in net sales and gross margin in 2006.

Other Income (Expense)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Other (income) expense
Interest expense	$2,098	$1,617	$1,308
Other (income) expense	156	141	(30)

Total	$2,254	$1,758	$1,278
As a percentage of net sales	1.3%	0.9%	0.7%

Interest expense is the largest component of other (income) expense and is incurred on the borrowings that we make under our revolving bank line of credit. Interest expense increased by $481,000 or 30% in 2007, and by $309,000, or 24%, in 2006, in each case as compared to the immediately preceding year. The increase in 2007 was due primarily to increases in average borrowings under our long-term credit facility and, to a lesser extent, to increases in the first half of 2007 in prevailing market rates of interest, on which the interest rate on our borrowings is based. The increase in 2006 was the result of higher rates of interest charged on borrowings under our bank line of credit, due primarily to increases in prevailing market rates of interest to which the interest rate on our borrowing is tied.

Income Tax Provision

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Income tax provision	$360	$1,858	$2,732
As a percentage of net sales	0.2%	1.0%	1.5%
Effective tax rate	62.6%	38.5%	42.1%

Our effective income tax rate is affected by the amount of our expenses that are not deductible for income tax purposes, such as stock based compensation expense, and by varying tax rates on income generated by our foreign subsidiaries. The respective decreases in the income tax provision in 2007 and 2006, as compared to the prior-year periods, were primarily attributable to decreases in taxable income in each of those years, in each case as compared to the immediately preceding year. The increase in the effective tax rate in 2007, as compared to 2006, was due to the proportionally higher percentage of non-deductible expenses to our pre-tax earnings in 2007 as compared to 2006. The decrease in the effective tax rate in 2006, as compared to 2005, was due to a tax accrual for unremitted earnings of our foreign affiliate in Taiwan in 2005 and to an increase in pre-tax earnings of our subsidiary in Canada in 2006.

Liquidity and Capital Resources

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving credit facility from a bank and internally generated funds. Under the terms of the revolving credit facility, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. During 2007, interest on the revolving credit facility was payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at LIBOR plus 1.25% per annum. Pursuant to the terms of our credit line agreement, for 2008 the interest rate is equal to 0.25% over the bank’s prime rate, or Libor plus 1.75% per annum.

The revolving credit agreement with the bank contains certain restrictive covenants. The Company was in compliance with all the covenants as of December 31, 2007. The credit line is scheduled to mature in May 2010.

At March 20, 2008, outstanding borrowings under the revolving credit facility totaled $34,500,000. Our bank borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

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

Sources and Uses of Cash in 2007

Cash Provided by Operations. During 2007, our operations provided net cash of $1.3 million. Cash provided by operations was comprised of a $1.6 million reduction in inventory, a $0.4 million reduction in prepaid expenses, net profits of $0.2 million, and nearly $1.1 million of operating expenses that were non-cash expenses. Cash used by operations was comprised of reductions in accounts payable and accrued liabilities of $0.8 million and $0.3 million, respectively, and an increase in accounts receivable of $0.7 million.

Cash Used by Financing Activities. During 2007, we used nearly $1.0 million of net cash for financing activities. Cash used in financing activities included $1.2 million of cash to fund the payment of cash dividends to our stockholders and $485,000 to fund purchases under our stock repurchase program. Cash provided by financing activities was comprised of a net increase of $440,000 in credit line borrowings and $434,000 of proceeds from the sale of shares under our employee stock plans. See “TRADING MARKET FOR OUR SHARES, OTHER STOCKHOLDER MATTERS AND REPURCHASES OF EQUITY SECURITIES —Dividend Policy —Share Repurchases” in Item 6 of Part II of this Report, for information regarding our dividend policy and share repurchase program.

Cash Flows Used in Investing Activities. We used $1.7 million of cash in investing activities in 2007, principally to fund capital expenditures, primarily for warehouse, testing and design and computer equipment.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2007, rent expense under all operating leases totaled approximately $4,445,000. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2007:

Year Ending December 31,
2008	$4,227
2009	3,599
2010	3,004
2011	2,534
2012	1,889
Thereafter	8,809

$24,062

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2007:

		Maturities of Contractual Obligations
Contractual Obligations at December 31, 2007:	Total of Contractual Obligations	Less than One year	Two to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$24,418	$—	$24,418	$—	$—
Capital lease obligations	371	125	246		—
Operating lease obligations	24,062	4,227	9,137	1,889	8,809
Purchase obligations under letters of credit	75	75	—	—	—

Totals	$48,926	$4,427	$33,801	$1,889	$8,809

(1)	Consists primarily of borrowings under our bank credit line, which matures in May 2010.

Dividend Policy. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends of $0.04 per share to our stockholders in March, June, September and December of each year. Pursuant to that policy we paid total cash dividends in 2005 of $727,000.

In the first quarter of 2006, our Board of Directors approved an increase in the quarterly dividend to $0.05 per share. In August 2006, our Board of Directors increased the quarterly dividend to $0.07 per share. In 2007 and 2006 we paid total cash dividends of $1,241,000 and $1,064,000, respectively. We expect to pay dividends of approximately $1,250,000 in 2008 (which is calculated based on a quarterly dividend of $0.07 per share and an estimated average number of shares outstanding of 4,450,000.)

Share Repurchases. In 2005, our Board of Directors adopted share repurchase programs authorizing repurchases by us of up to an aggregate of $2,940,000 of our shares of common stock in open market or private transactions. During 2007, 2006 and 2005, we made share repurchases totaling $485,000, $1,195,000 and $1,440,000, respectively, pursuant to those programs. We funded the share repurchases with a combination of internally generated funds and borrowings under our revolving credit facility.

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2008 that we estimate will range between $300,000 and $500,000 to upgrade our AS400 computer and expand our product testing facilities in Elkhart, Indiana and Wilsonville, Oregon. Those expenditures will be in addition to capital expenditures of a recurring nature, for such purposes as the replacement and upgrading of equipment, that we expect will range from $400,000 to $600,000 per year.

We expect to be able to fund these expenditures and our working capital requirements, and to pay cash dividends with borrowings under our revolving credit facility and internally generated funds.

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

The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2007 and 2006. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Unaudited)
Revenues	$43,638	$50,827	$43,173	$26,655
Gross profit	8,167	9,750	8,416	4,382
Net earnings (loss)	(642)	1,515	834	(1,492)
Net earnings (loss) per share — diluted	(0.15)	0.33	0.18	(0.34)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)
Revenues	$51,536	$56,777	$44,286	$26,504
Gross profit	10,608	12,114	7,993	2,887
Net earnings (loss)	1,109	3,009	705	(1,850)
Net earnings (loss) per share — diluted	0.24	0.66	0.15	(0.42)

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2007, we had outstanding $24.4 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of December 31, 2007, there were no such agreements outstanding.

Approximately 8% of our debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2007 and December 31, 2006, and the related consolidated statements of earnings, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2007 and December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BURR PILGER & MAYER, LLP
San Francisco, California
March 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and cash flows of The Coast Distribution System, Inc. and Subsidiaries for the year ended December 31, 2005. Our audit also included the financial statement Schedule II, Valuation and Qualifying Accounts, for the period ended December 31, 2005. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit of these consolidated financial statements provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of The Coast Distribution System, Inc. and Subsidiaries and their consolidated cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ GRANT THORNTON LLP
San Jose, California
March 6, 2006

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2007	2006
ASSETS
Current Assets
Cash	$790	$721
Accounts receivable (less allowance for doubtful accounts of $1,504 in 2007 and $1,376 in 2006)	14,889	14,193
Inventories	45,027	46,642
Prepaid expenses	829	862
Deferred income taxes	2,279	2,216
Income tax refunds receivable	782	1,155

Total current assets	64,596	65,789
Property, Plant and Equipment	3,444	2,461
Other Assets	1,267	1,244

	$69,307	$69,494

LIABILITIES
Current Liabilities
Accounts payable	$8,472	$9,231
Accrued liabilities	3,424	3,717
Current maturities of long-term obligations	125	137

Total current liabilities	12,021	13,085
Long-Term Obligations	24,665	24,350
Deferred income taxes	130	212
Commitments	—	—
Stockholders’ Equity
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,439,225 and 4,414,547 issued as of December 31, 2007 and 2006, respectively	15,865	15,702
Accumulated other comprehensive earnings	2,157	650
Retained earnings	14,469	15,495

Total Stockholders Equity	32,491	31,847

	$69,307	$69,494

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
Net sales	$164,293	$179,103	$176,341
Cost of products sold (including distribution costs)	133,578	145,501	143,732

Gross margin	30,715	33,602	32,609
Selling, general and administrative expenses	28,065	27,160	24,932

Operating income	2,650	6,442	7,677
Equity in net earnings of affiliated companies	179	147	90
Other Income (expense)
Interest expense	(2,098)	(1,617)	(1,308)
Other	(156)	(141)	30

Earnings before income taxes	575	4,831	6,489
Income tax provision	360	1,858	2,732

Net earnings	$215	$2,973	$3,757

Basic earnings per share	$0.05	$0.67	$0.82

Diluted earnings per share	$0.05	$0.64	$0.79

Dividends paid per share	$0.28	$0.24	$0.16

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$215	$2,973	$3,757
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	881	777	750
Amortization	42	19	25
(Gain) Loss from sale of property and equipment	(1)	(24)	6
Equity in net earnings of affiliated companies, net of distributions	(134)	(102)	(45)
Stock based compensation expense	214	132	—
Deferred income taxes	(145)	58	503
Change in assets and liabilities:
Accounts receivable	(696)	2,832	(1,690)
Inventory	1,615	(9,097)	6,606
Prepaids and income tax refunds receivable	406	(547)	(223)
Accounts payable	(759)	(342)	(1,871)
Accrued liabilities	(293)	283	(232)

	273	(6,871)	2,590

Net cash provided by (used in) operating activities	1,345	(3,038)	7,586
Cash flows from investing activities:
Proceeds from sale of property and equipment	13	37	8
(Increase) decrease in other assets	69	(316)	(19)
Capital expenditures	(1,790)	(617)	(1,324)

Net cash used in investing activities	(1,708)	(896)	(1,335)
Cash flows from financing activities:
Borrowings under notes payable and line-of credit agreements	209,049	200,222	189,237
Repayments under notes payable and line-of credit agreements	(208,609)	(195,482)	(193,370)
Proceeds from issuance of long-term debt	—	—	624
Repayments of long-term debt	(138)	(154)	(82)
Issuance of common stock under employee stock purchase and stock option plans	434	696	212
Retirement of common stock	(485)	(1,195)	(1,440)
Dividends paid	(1,241)	(1,064)	(727)

Net cash provided by (used in) financing activities	(990)	3,023	(5,546)
Effect of exchange rate changes on cash	1,422	(112)	159

Net increase (decrease) in cash	69	(1,023)	864
Cash beginning of year	721	1,744	880

Cash end of year	$790	$721	$1,744

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,063	$1,600	$1,333
Income taxes	75	2,155	2,635

Capital lease obligations totaling $624,000 were incurred in 2005 to finance the acquisition of new equipment.

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2005	4,638,280	$17,297	$10,556	$593	$28,446
Net earnings for the year	—	—	3,757	—	3,757
Foreign currency translation adjustments	—	—	—	173	173

Comprehensive earnings for the year					3,930

Issuance of common stock under employee stock purchase and option plans	58,488	212	—	—	212
Retirement of common stock	(280,008)	(1,440)	—	—	(1,440)
Dividends paid	—	—	(727)	—	(727)

Balance at December 31, 2005	4,416,760	16,069	13,586	766	30,421
Net earnings for the year	—	—	2,973	—	2,973
Foreign currency translation adjustments	—	—	—	(116)	(116)

Comprehensive earnings for the year					2,857

Issuance of common stock under employee stock purchase and option plans	148,372	696	—	—	696
Retirement of common stock	(150,585)	(1,195)			(1,195)
Dividends paid	—	—	(1,064)	—	(1,064)
Stock Based Compensation	—	132	—		132

Balance at December 31, 2006	4,414,547	15,702	15,495	650	31,847
Net earnings for the year	—		215	—	215
Foreign currency translation adjustments	—	—	—	1,507	1,507

Comprehensive earnings for the year					1,722

Issuance of common stock under employee stock purchase and option plans	102,831	434	—	—	434
Retirement of common stock	(78,153)	(485)			(485)
Dividends paid	—	—	(1,241)	—	(1,241)
Stock Based Compensation		214			214

Balance at December 31, 2007	4,439,225	$15,865	$14,469	$2,157	$32,491

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

5. Segment Reporting. We have one operating segment, which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. We distribute our recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2007, 2006 or 2005.

6. Long-Lived and Intangible Assets. Long-lived assets, such as property and equipment, and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or, more frequently, if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. Net foreign currency transaction gains or losses are not material in any of the years presented. The functional currency of our Canadian subsidiary is the Canadian dollar.

8. Forward Exchange Contracts. On a selective basis, we enter into forward exchange contracts to reduce the effect of foreign currency fluctuations on a portion of the inventory purchases of Coast Canada. The gains or losses on these contracts are included in earnings in the period when the related transactions being hedged are recognized. The contracts do not subject us to significant market risk from exchange rate movements because the contracts offset gains and losses on the balances and transactions being hedged. At December 31, 2007 and 2006, there were no forward exchange contracts outstanding.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. Income Taxes. We provide a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax deductions and tax loss carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is provided against deferred tax assets if and to the extent we determine that it is not more likely than not that the deferred tax asset will be realized in full.

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

11. Earnings per Share. Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 278,000 shares in 2007, 8,000 shares in 2006 and 54,000 shares in 2005 were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during each of those periods.

12. Financial Instruments. Financial instruments that potentially subject us to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, accounts receivable, short-term borrowings, accounts payable and accrued liabilities approximate the fair value due to their short maturities. As of December 31, 2007, the carrying value of long-term debt approximates its fair value, based on the current rates offered to us for debt of the same remaining maturities.

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

14. Stock Based Compensation. We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006 (the “Adoption Date”). This statement establishes standards in accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services for share-based payments, such as the options issued under the Company’s Stock Incentive Plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method compensation cost is recognized on or after the Adoption Date for the fair value of (i) all share based award grants made on or after such date and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of the Adoption Date, in each case based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. Our stock option compensation expense was $214,000 and $132,000 for the years ended December 31, 2007 and 2006, respectively.

Prior to January 1 2006, we had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense was recognized in the statement of earnings included in these consolidated financial statements for the year ended December 31, 2005 relating to stock-based awards to employees granted prior to January 1, 2006 when the exercise price of those awards was equal to or greater than the quoted market price on the date of the grant.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, in the last quarter of 2005, we began selling a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The warranty period for these products is for 24 months following the sale of the product to a retail customer. In 2005, we did not have sufficient experience with these products to be able to predict, with accuracy, the warranty costs that we might incur under this arrangement and, as a result, we had not yet established any reserves for such costs or for possible warranty claims that might have been made with respect to these products. In the fourth quarter of 2006, we had sufficient history on the type of warranty claims and the cost of those claims to reasonably estimate future claims on these products. Accordingly, we established a warranty reserve for these products of $553,000 and $418,000 at December 31, 2007 and 2006, respectively. The actual amounts that we may become obligated to pay with respect to warranty claims on these products may differ from the amounts that were set aside in those reserves, because the reserves established on the basis not only of experience, but also on estimates that we have made regarding expected warranty returns and costs in the future.

We do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

16. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 was to become effective for us as of January 1, 2008. However, at the February 6, 2008 meeting, the FASB agreed to defer for one year the effective date of SFAS No 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 will become effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. We are currently assessing the impact that the adoption of SFAS 159 may have on our consolidated financial position, results of operation and cash flows in fiscal 2008.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (SFAS No. 141R), Business Combinations. SFAS No. 141(R) will change accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions effectuated after its effective date.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160), Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact that the adoption of SFAS NO. 160 may have on our consolidated financial statements.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2007	2006
	(In thousands)
Warehouse equipment	$5,563	$4,956
Office equipment	7,068	6,474
Leasehold improvements	1,614	1,187
Automobiles	174	113

	14,419	12,730
Less accumulated depreciation and amortization	(10,975)	(10,269)

	$3,444	$2,461

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2007	2006
	(In thousands)
Secured notes payable to bank due May 31, 2010	$24,418	$23,979
Capital lease obligations	372	508

	24,790	24,487
Current portion	125	137

	$24,665	$24,350

Subsequent to 2008, annual maturities of long-term obligations are $135,000 in 2009 and $24,530,000 in 2010.

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which are collateralized by substantially all of our assets. The expiration date on the revolving credit facility is May 2010, at which time all then-outstanding borrowings must be repaid. The Company may borrow up to the lesser of (i) $50,000,000 with a seasonal reduction to $40,000,000 each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 55% of the value of its eligible inventory. Interest is payable at the bank’s prime rate (7.25% at December 31, 2007) or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (4.90% at December 31, 2007) plus 1.25%.

The loan agreement with the bank contains certain restrictive covenants. The Company was in compliance with all the covenants as of December 31, 2007.

NOTE D: COMMITMENTS

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2007, in thousands of dollars, are as follows:

Year Ending December 31,
2008	$4,227
2009	3,599
2010	3,004
2011	2,534
2012	1,889
Thereafter	8,809

Totals	$24,062

Rent expense charged to operations amounted to $4,445,000 in 2007, $4,035,000 in 2006, and $3,685,000 in 2005.

Legal Proceedings. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including product liability and personal injury and intellectual property litigation. While the outcome of currently pending litigation is currently not determinable, based on the information currently available to us, we do not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE E: STOCK OPTIONS AND STOCK PURCHASE PLANS

We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006 (the “Adoption Date”). This statement establishes standards in accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services for share-based payments, such as the options issued under the Company’s Stock Incentive Plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method compensation cost is recognized on or after the Adoption Date for the fair value of (i) all share based award grants made on or after such date and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of the Adoption Date, in each case based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. Our stock option compensation expense was $214,000 and $132,000 for the years ended December 31, 2007 and 2006, respectively.

Prior to January 1 2006, we had elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for stock based compensation. Accordingly, no compensation expense was recognized in the statement of earnings included in these consolidated financial statements for the year ended December 31, 2005 relating to stock-based awards to employees granted prior to January 1, 2006 when the exercise price of those awards was equal to or greater than the quoted market price on the date of the grant.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation expense for the year ended December 31, 2005 was determined using the intrinsic value method. The following table provides supplemental information for that period as if stock-based compensation expense had been computed in accordance with SFAS 123R:

Year Ended December 31, 2005
Net earnings, as reported	$3,757
Value of stock-based compensation expense, determined under fair based method, net of related tax effects	(51)

Pro forma net earnings	$3,706

Earnings per share:
Basic – as reported	$0.82
Basic - pro forma	$0.81
Diluted – as reported	$0.79
Diluted – pro forma	$0.78

For purposes of SFAS 123R, the fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions, including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Year Ended December 31,
	2007	2006	2005
Stock Option Plans:
Expected volatility	46.0%	48.0%	47.0%
Risk free interest rates	4.5%	4.6%	3.8%
Expected dividend yields	3.6%	2.9%	2.1%
Expected lives	4 years	5 years	4 years

Stock Purchase Plan:
Expected volatility	40.0%	47.0%	47.0%
Risk free interest rates	4.9%	4.8%	4.2%
Expected dividend yields	3.6%	2.7%	2.1%
Expected lives	1 year	1 year	1 year

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s current dividend policy and the fair market value of the Company’s shares at December 31 of each of the years in the table presented above. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes stock option activity during the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	158,000	8.16
Exercised	(93,000)	3.19
Forfeited	(14,000)	5.06

Outstanding at December 31, 2007	488,333	$6.51	5.2 years	$369,612

Exercisable at December 31, 2007	133,833	$4.35	4.6 years	$285,772

	Year Ended December 31, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	453,066	$3.92
Granted	132,000	7.68
Exercised	(141,733)	4.38
Forfeited	(6,000)	5.98

Outstanding at December 31, 2006	437,333	$5.16	5.3 years	$1,525,714

Exercisable at December 31, 2006	189,833	$3.10	3.5 years	$1,051,397

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2007 or 2006, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2007 or 2006, respectively. The total pre-tax intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $276,200 and $726,600, respectively.

The weighted-average grant-date values of options granted during the years ended December 31, 2007 and 2006 were $2.57 and $2.84, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2005 and changes during the years ended December 31, 2007 and 2006 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	248,000	$2.42
Granted	158,000	2.58
Vested	(39,000)	2.92
Forfeited	(12,500)	2.18

Nonvested at December 31, 2007	354,500	$2.44

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2005	122,000	$1.97
Granted	132,000	2.79
Vested	—	—
Forfeited	(6,000)	2.37

Nonvested at December 31, 2006	248,000	$2.42

As of December 31 2007, there was $575,322 of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.8 years.

Stock Option and Incentive Plans. In 2005, our Board of Directors adopted and our stockholders approved the 2005 Stock Incentive Plan (“the 2005 Plan”), which authorizes the granting of options and rights to purchase restricted stock to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 shares were authorized for issuance under the 2005 Plan. As of December 31, 2007, options to purchase a total of 230,000 shares of our common stock were outstanding under the 2005 Plan. We also have in effect a 1999 Stock Incentive Plan (“the 1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 190,667 shares of our common stock granted under the 1999 Plan were outstanding at December 31, 2007. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 67,666 shares of our common stock remained outstanding under the 1993 Plan as of December 31, 2007.

A summary of the Company’s stock option plans is presented below:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	437,333	$5.16	453,066	$3.92	454,899	$3.33
Granted	158,000	8.16	132,000	7.68	62,000	6.98
Exercised	(93,000)	(3.19)	(141,733)	(4.38)	(52,833)	(1.86)
Forfeited	(14,000)	$(5.06)	(6,000)	$(5.98)	(11,000)	$(6.92)

Outstanding at end of year	488,333	$6.51	437,333	$5.16	453,066	$3.92

Exercisable at end of year	133,833	$4.35	189,333	$3.10	323,066	$3.05

Weighted average fair value per option granted	$2.57		$2.84		$2.36

The following information applies to options outstanding at December 31, 2007:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $3.50	105,333	$2.53	4	72,333	$2.14
$4.75 – $9.80	383,000	$7.60	6	61,500	$6.95

$0.63 – $9.80	488,333	$6.51	5	133,833	$4.35

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Stock Purchase Plan. In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the Company’s common stock were reserved for issuance under this Plan. The Plan was made available to all full time employees (other than any employees that own 5% or more of our outstanding shares of common stock) and participation was voluntary. Employees who desired to participate could elect to do so at the beginning of an annual “purchase” period, at which time they would be required to authorize payment for the shares they desired to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The price of the shares was determined at the end of the purchase period, at which time the participating employees had the option of having their withholdings applied to purchase shares under the Plan or withdraw from the Plan, in which case their accumulated payroll deductions were refunded. The price at which shares were sold under the plan was 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever price is lower. The Plan expired in 2007 and no additional shares may be sold under the Plan.

The weighted average per share fair values of the awards under the Employee Stock Purchase Plan were $1.13, $2.17, and $2.94 for the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE F: EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company contributed nothing to the plan in 2007, $65,000 to the plan in 2006 and $85,000 to the plan in 2005.

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2007	2006	2005
	(In thousands)
Sales to external customers
United States	$121,889	$138,351	$141,415
Canada	42,404	40,752	34,921
Other	—	—	5
Operating income
United States	$(366)	$3,363	$7,526
Canada	3,012	2,850	46
Other	4	229	105
Identifiable assets
United States	$54,993	$57,252	$52,231
Canada	13,463	11,419	10,155
Other	851	823	1,147

NOTE H: INCOME TAXES

Pretax income for the years ending December 31 2007, 2006 and 2005was taxed under the following jurisdictions:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Domestic	$(1,969)	$2,134	$6,625
Foreign	2,544	2,697	(136)

	$575	$4,831	$6,489

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The provision (benefit) for income taxes is summarized as follows for the year ended December 31:

	2007	2006	2005
	(In thousands)
Current:
Federal	$(519)	$707	$1,790
State	42	167	451
Foreign	980	927	(13)

	$503	$1,801	$2,228
Deferred:
Federal	$(73)	$17	$338
State	13	25	78
Foreign	(83)	15	88

	$(143)	$57	$504

Income tax provision	$360	$1,858	$2,732

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2007	2006
	(In thousands)
Deferred tax assets
Inventory	$1,490	$1,571
Bad debt provision	340	284
Property, plant and equipment	36	44
Loss carryforwards	81	—
Rent	179	172
Other	336	255

Gross deferred tax assets	2,462	2,326
Less valuation allowance	(66)	(66)

	$2,396	$2,260

Deferred tax liabilities
Investment in affiliates	$(22)	$(26)
Property, plant and equipment	(152)	(132)
Unremitted earnings of foreign affiliates	(73)	(98)

Gross deferred tax liabilities	(247)	(256)

Net deferred tax assets	$2,149	$2,004

A reconciliation between actual tax expense for the year and expected tax expense is as follows:

	2007	2006	2005
	(In thousands)
Earnings before income taxes	$575	$4,831	$6,489

Expected income tax expense at 34%	196	1,643	2,206
Difference in rates on earnings of foreign operations	55	41	7
Stock based compensation and other nondeductible expenses	172	91	81
State taxes (net of federal benefit)	(41)	85	332
Foreign withholding tax on current year repatriation	—	—	36
Change in valuation allowance	—	(1)	1
Unremitted earnings of foreign subsidiaries	12	—	90
Exclusion of earnings of foreign affiliates	(49)	(39)	(20)
Other	15	38	(1)

Income tax provision	$360	$1,858	$2,732

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total of the operating loss carryforwards available for state income tax purposes at December 31, 2007 was $1,015,000. The earliest carryforwards begin to expire in 2012. At December 31, 2007, foreign tax credit carryforwards available for federal income tax purposes totaled $66,000, which expire in 2015.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. The Company recognized no material adjustment in the liability for unrecognized income tax benefits as a result of the implementation of FIN 48. At the adoption date of January 1, 2007, the Company had $159,000 of unrecognized tax benefits. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the Company’s effective tax rate.

At December, 31, 2007 the Company had $179,000 of unrecognized tax benefits of which $20,000 impacted the effective tax rate. Interest and penalties were $61,000 as of December 31, 2007, of which $44,000 was included in the balance sheet and $17,000 was included as an expense in the current year income statement as unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by taxing authorities for years before 2004. The Company does not anticipate total unrecognized tax benefits will change significantly during the year ending December 31, 2008 due to the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):
Balance as of January 1, 2007	$159
Additions for tax positions related to the current year	20
Additions for tax positions related to prior years	—
Reductions for tax positions of prior years	—
Settlements	—

Balance as of December 31, 2007	$179

NOTE I: EARNINGS PER SHARE

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Numerator:
Net earnings	$215	$2,973	$3,757

Denominator:
Weighted average shares outstanding	4,429	4,425	4,566
Dilutive effect of stock options	97	191	179

Denominator for diluted earnings per share	4,526	4,616	4,745

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2007	2006
	(In thousands)
Payroll and related benefits	$707	$1,047
Rent	478	454
Income and other taxes	328	428
Other	1,911	1,788

	$3,424	$3,717

NOTE K: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase generators from WUXI Kipor Power Co. Ltd. These purchases accounted for 6% and 13% of our total product purchases in 2007 and 2006. We purchase air conditioners from Airxcel, Inc. (“Airxcel”). Those purchases accounted for approximately 10%, 10%, and 11% of our total product purchases in 2007, 2006, and 2005, respectively. We purchase towing products from Thule Towing Systems, LLC., (“Thule”), formerly known as Valley Industries, Inc. Those purchases amounted to 6%, 7% and 10% of our total product purchases in 2007, 2006 and 2005, respectively.

NOTE L: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Unaudited)
Revenues	$43,638	$50,827	$43,173	$26,655
Gross profit	8,167	9,750	8,416	4,382
Net earnings (loss)	(642)	1,515	834	(1,492)
Net earnings (loss) per share — diluted	(0.15)	0.33	0.18	(0.34)

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Unaudited)
Revenues	$51,536	$56,777	$44,286	$26,504
Gross profit	10,608	12,114	7,993	2,887
Net earnings (loss)	1,109	3,009	705	(1,850)
Net earnings (loss) per share — diluted	0.24	0.66	0.15	(0.42)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2005, 2006 and 2007

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2005	$1,325,000	$494,500	$609,500	$1,210,000
Year Ended December 31, 2006	$1,210,000	$728,800	$562,800	$1,376,000
Year Ended December 31, 2007	$1,376,000	$499,556	$371,556	$1,504,000

(1)	Adjustments to reserve

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2005	$2,700,000	$211,000	$374,000	$2,537,000
Year Ended December 31, 2006	$2,537,000	$693,000	$470,000	$2,760,000
Year Ended December 31, 2007	$2,760,000	$236,000	$426,000	$2,570,000

(1)	Write-off of slow-moving or obsolete inventory.

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2005	$—	$40,000	$—	$40,000
Year Ended December 31, 2006	$40,000	$26,000	$—	$66,000
Year Ended December 31, 2007	$66,000	$—	$—	$66,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As previously reported in a Current Report on Form 8-K dated September 11, 2006, on that date the Audit Committee of the Board of Directors notified Grant Thornton, LLP (“Grant Thornton “), that the Company was dismissing Grant Thornton as its independent registered public accounting firm, effective immediately.

During the period from January 1, 2005 to the date of that dismissal: (i) there had been no disagreements between us and Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures which, if not resolved to Grant Thornton’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The audit report of Grant Thornton on our financial statements for fiscal year ended December 31, 2005 contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

As also previously reported, in a Current Report on Form 8-K dated September 21, 2006, that we had filed with the Securities and Exchange Commission, the Audit Committee of the Company’s Board of Directors approved the appointment and engagement of Burr, Pilger & Mayer LLP (“BPM”) to serve as the Company’s independent registered public accounting firm.

During the period from January 1, 2005 to September 21, 2006 (the date BPM was engaged), neither the Company, nor anyone acting on its behalf, consulted with Burr Pilger regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any of the matters or events set forth in Item 304(a)(2)(ii) of Regulation S–K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedure

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10–K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of The Coast Distribution System, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment and Determination

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that The Coast Distribution System, Inc. maintained effective internal control over financial reporting as of December 31, 2007.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 29, 2008 for the Company’s annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 29, 2008 for the Company’s annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before April 29, 2008 for the Company’s annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2007:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	437,333	$5.16	271,500
Equity compensation plans not approved by stockholders	—	—	—

	437,333	$5.16	271,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from the Company’s definitive proxy statement expected to be filed with the Commission on or before on or before April 29, 2008 for the Company’s annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 29, 2008 for the Company’s annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 27 of this Report.

(2)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts is set forth at page 46 of this Report. All other schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits. See Index to Exhibits, elsewhere in this Report, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 31, 2008	By:	/s/ THOMAS R. MCGUIRE
Thomas R. McGuire,
Chairman & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire, James Musbach and Sandra A. Knell, and any of them, individually, to act severally as attorneys-in-fact and agents, with full power of substitution and resubstitution, for each of them, to sign on his behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/ THOMAS R. MCGUIRE Thomas R. McGuire	Chairman of the Board of Directors, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2008

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2008

/s/ JAMES MUSBACH James Musbach	President, Chief Operating Officer and Director	March 31, 2008

John W. Casey	Director	March , 2008

/s/ LEONARD P. DANNA Leonard P. Danna	Director	March 31, 2008

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	March 31, 2008

/s/ ROBERT S. THROOP Robert S. Throop	Director	March 31, 2008

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2A	Amendment to Article II of the Company’s Bylaws, adopted November 15, 2006, which establishes certain notice requirements for Board nominations and proposals made by stockholders. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2006.)

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. as Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006)

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005.)

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.42	Description of Coast Distribution System, Inc. 2007 Management Bonus Plan. (Incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 8 2007.)

21	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.2	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

E-1

INDEX TO EXHIBITS

(Continued)

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2