Form 10-K/A
period 2007-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2008-04-28
CIK 728303

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

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (408) 782-6686

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value, $.001 per share	American Stock Exchange
Preferred Share Purchase Rights, $0.001 per share	American Stock Exchange
(Title of Class)	(Name of Each Exchange on Which Registered)

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2008 The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2007. This Amendment No. 1 to that Annual Report is being filed solely to include, in that Report, the information in the items in Part III.

This Amendment No. 1 does not reflect events occurring after March 31, 2008, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events, except as follows:

As reported in a Current Report on Form 8-K dated April 7, 2008 and filed with the SEC on April 10, 2008, James Musbach, who had been President and Chief Operating Officer of the Company since September 2006, was promoted to the position of Chief Executive Officer of the Company. Thomas R. McGuire, formerly the Company’s Chief Executive Officer, retains the position of Executive Chairman of the Company and continues as Chairman of the Board of Directors.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2007

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

(ii)

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Directors of Registrant

The Board of Directors is divided into three classes. The Directors in each Class stand for election in successive years, for a term of three-years. Robert S. Throop and Leonard P. Danna are the Class I Directors; John W. Casey and Jim Musbach are the Class II Directors; and Thomas R. McGuire and Ben A. Frydman are the Class III Directors. Set forth below is information regarding the Company’s Directors:

Name	Age	Position	Director Since	Current Term Expires
Class I Directors

Robert S. Throop	70	Director	1995	2010

Leonard P. Danna	55	Director	2003	2010

Class II Director

John W. Casey	66	Director	1998	2008

Jim Musbach	58	President, Chief Executive Officer and Director	2007	2008

Class III Directors

Thomas R. McGuire	64	Chairman and Director	1977	2009

Ben A. Frydman	61	Director	1988	2009

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

Class II Directors

John W. Casey has served as a director of the Company since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey also serves as a trustee of the Deschutes Basin Land Trust.

Jim Musbach joined the Company in September 2006 as its President and Chief Operating Officer and has served as a member of the Board of Directors since November 15, 2007. Mr. Musbach was promoted to the position of Chief Executive Officer of the Company effective April 7, 2008. Prior to joining the Company in 2006, Mr. Musbach was employed as Executive Vice President of Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems, from 1995 until 2004. From 1994 until 1995, Mr. Musbach served as President of Coast Distribution.

Class III Directors

Thomas R. McGuire is a founder of the Company and has been Chairman of the Board of the Company since its inception in 1977. Mr. McGuire also served as the Company’s Chief Executive Officer from 1997 until April 2008, when he relinquished that position upon Mr. Musbach’s promotion to CEO. Mr. McGuire retains the position of Executive Chairman of the Company and continues as Chairman of the Board of Directors.

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than the past five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2007 and is providing legal services to the Company in 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 , as amended (the “Exchange Act”), requires each of our directors and executive officers and any person who owns more than 10% of our Common Stock to file reports, with the Securities and Exchange Commission, containing information regarding such person’s ownership and changes in ownership of our shares of Common Stock and of options to purchase shares of our Common Stock. Our directors and executive officers and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all forms that each has filed pursuant to Section 16(a) of the Exchange Act.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us during 2007 or written representation that no other reports were required, all officers, directors, and greater than 10% stockholders complied with all Section 16(a) filing requirements, except that one Report of a Change in Beneficial Ownership, on Form 4, reporting an acquisition of shares by John Casey was inadvertently filed two days late and one Report of a Change in Beneficial Ownership, on Form 4, reporting a purchase of shares by Jim Musbach was inadvertently filed two days late.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

We believe that attracting and retaining superior management employees is one of the key determining factors to the success of our business and to the creation of long-term stockholder value. Therefore, in determining the salaries, incentive compensation and benefits to be paid to our executives, the Compensation Committee’s primary objectives are to enable us to retain our existing officers and other key management employees, to attract additional officers and other key management personnel when the need to do so arises, and to create incentives for and reward performance that increases stockholder value. We try to accomplish these objectives by:

•	Offering meaningful and competitive salaries and benefits to our Chief Executive Officers and our four other executive officers (our “NEOs”);

•

Creating incentive compensation plans or programs that provide our NEOs with the opportunity to earn additional compensation based on the Company’s achievement of annual financial goals established by the Compensation Committee or exceptional individual performance which the Compensation Committee believes has meaningfully contributed either to the current financial success of the Company or to positioning the Company for future growth and future financial success;

•

Aligning the financial interests of our NEOs with those of our stockholders, primarily through the grant of stock options and other forms of equity-based compensation that reward our NEOs for performance that results in improvements in the market price of our Common Stock.

It is the Compensation Committee’s policy, as well, (i) to submit all equity incentive plans for approval by our stockholders, (ii) to place limits on the number of shares for which options or stock purchase rights may be granted under those plans, and (iii) generally to provide for stock-based compensation awards to become exercisable (i.e., vest) in installments over multi-year periods as a means of creating incentives for NEOs to focus on achieving longer term corporate objectives and to remain in our employ.

The market for talented and experienced individuals is competitive nationally, and particularly in the San Francisco Bay Area where the Company is headquartered. While we consider peer groups, no single factor is determinative in setting compensation structure or allocating among elements of compensation. To ensure that we are appropriately compensating our NEOs and that we have appropriate human resources to execute on our business plans, our Compensation Committee considers all available information and uses its judgment in making compensation decisions. The Compensation Committee performs annual reviews of our executive compensation programs to evaluate their competitiveness and consistency with our overall management compensation philosophy and objectives.

Elements of NEO Compensation

We generally provide three major categories of compensation: (i) base salary; (ii) annual non-equity incentive compensation awards in the form of cash bonuses the payment and amount of which depend on the Company’s financial performance; and (iii) equity compensation awards, which have historically been in the form of stock option grants. We believe that the combination of these three elements enhances the Company’s ability to retain existing and attract new management employees in the competitive local and national market and to balance their motivation to execute on immediate goals while remaining conscious of our strategic objectives and longer term goals.

The allocation of the individual components of compensation is based on a number of factors, including competitive market conditions and the positions of the management employees within our organization in terms of their ability to influence our financial performance. Generally, the percentage of compensation at risk, either in the form of non-equity incentives or equity compensation, increases for more senior executives. As a result, among management employees, our NEOs have a higher percentage of their total compensation at risk and the higher percentage of total compensation allocated to equity compensation. We believe that this is appropriate, because our NEOs have more influence over whether or not we achieve our strategic imperatives and long-term goals.

Salaries and Employee Benefits

In order to retain our NEOs and other key management employees, and to be able to attract additional well-qualified executives when the need arises, we strive to offer salaries and health care and other employee benefits to our NEOs and other key management employees which are competitive with those offered by comparable businesses. In establishing salaries for our NEOs, the Compensation Committee reviews (i) their historical performance; and (ii) available information regarding prevailing salaries offered by comparable businesses. Another factor which is considered in establishing salaries of our executive offers are the costs of living in the San Francisco Bay Area where the Company is headquartered, as such costs generally are higher than in other parts of the country.

Non-Equity Incentive Compensation

The Compensation Committee believes that, as a general rule, annual non-equity compensation, in excess of base salaries, should be made dependent primarily on the Company’s financial performance. Accordingly, the Committee has followed the practice of establishing, early in each fiscal year, an annual non-equity incentive compensation plan for our NEOs and other key management personnel. For 2007, the plan established a “threshold” pre-tax earnings goal and provided that if that goal was achieved, a bonus pool would be established from which incentive compensation awards would be made to our NEOs and other participants in the plan. Moreover, the plan provided for increases in the bonus pool, and in the amounts of the incentive compensation awards that would become payable therefrom, if and to the extent that the “threshold” pre-tax earnings goal was exceeded.

The earnings goal for each year’s annual non-equity incentive compensation plan has been established on the basis of the annual operating plan for that year, which is initially developed by management and then is submitted to the Board of Directors for its review, possible modification and approval. The annual operating plan is designed to maximize the profitability of the Company within the constraints of prevailing economic and market conditions. In establishing the annual operating plan, the Board reviews prevailing economic and market conditions and trends and other factors which, based on historical experience, can be expected to affect the Company’s revenues and profitability, including, for example, consumer confidence, the availability and prices of gasoline and interest rates, all of which affect the demand for our products and, hence, our sales and profitability. Other factors considered in the development of the annual operating plan include historical operating costs, as adjusted for anticipated increases in costs resulting from pricing changes by vendors or changes in economic conditions, cost savings that management or the Board believe can be realized during the fiscal year, and competitive conditions in the Company’s markets. The Compensation Committee believes that, by taking all of these factors into account, the earnings goals for the non-equity incentive compensation plan can be established at what are believed to be realistic levels so as to make the incentives under the plan relevant and meaningful to the NEOs and other plan participants and to avoid unduly penalizing them for conditions outside of their control.

At the time or shortly after the Committee establishes the earnings goal under the annual non-equity incentive compensation plan, it also develops, and provides to each NEO, a schedule of the potential plan awards that the NEO can earn on the basis of the Company’s earnings for the fiscal year for which the plan is adopted. The amount of the potential plan awards are based on each plan participant’s position and responsibilities with the Company and the Committee’s assessment of their likely contributions to the achievement of the annual earnings goal. As a result, as a general rule, the amounts of the non-equity incentive compensation awards that can be earned by the Company’s NEOs are greater than for other participants in the plan and generally will represent a higher proportion of each NEO’s total cash compensation than for other participants, assuming the earnings goals under the plan are achieved.

On occasion, bonuses are awarded on the basis of the achievement by an NEO of specific objectives within his or her area of responsibility. For example, an NEO may receive a bonus award for his or her efforts in achieving greater than anticipated cost savings, or establishing new or expanding existing markets for the Company’s products. Typically, the maximum bonus that may be awarded for achievements of specific objectives is established early in the year by the Compensation Committee to provide the requisite incentive for such performance.

As a result of these performance-based incentive compensation plans, the cash compensation earned by NEOs increases in those years in which the Company’s profitability increases. On the other hand, in years in which the Company experiences less than the anticipated profit growth, the NEOs’ non-equity incentive compensation and total compensation tend to be lower.

Specific Terms of 2007 Non-Equity Incentive Compensation Plan

The 2007 Non-Equity Incentive Compensation Plan (the “2007 Plan”) provided that if the Company to generated pre-tax earnings (before any accrual for incentive compensation that might be awarded under the Plan) of at least $1.8 million in 2007 (the “Earnings Threshold”), a bonus pool would be established for NEOs under the Plan in an amount of approximately 6% of such pre-tax earnings, and each NEO would have received an incentive compensation award in an amount approximately equal to 10% of his or her annual base salary for 2007. The Plan further provided that, if 2007 pre-tax earnings were to exceed the Earnings Threshold, then the bonus pool would have been increased to an amount approximately equal to 7% of the pre-tax earnings for the year and the amounts of the incentive compensation awards to be granted to each NEO from that pool would have been correspondingly increased, subject to a maximum non-equity incentive compensation award in the amount of approximately 65% of each NEO’s 2007 annual base salary.

However, the Earnings Threshold was not achieved in 2007 and, accordingly, none of the NEOs was granted an non-equity incentive compensation award under the 2007 Plan. See “Summary Compensation Table” below.

Stock Option and Equity-Based Compensation Plans

In order to align the financial interests of our NEOs with those of our stockholders, the Committee has granted stock options to the NEOs on a periodic basis. In the view of the Compensation Committee, stock option grants, in particular, reward senior executives and other key management employees for performance that results in increases in the market price of our Common Stock, which directly benefits all stockholders. Moreover, options generally are granted on terms which provide that they will become exercisable in cumulative annual installments over a three-to-five year period. The Compensation Committee believes that these features of the option grants not only provide an incentives for NEOs and other key management employees to remain in the employ of the Company, but also make the Company’s earnings performance and longer term growth in the share prices important for the executives who receive stock option grants.

Timing of Option Grants

It is the Compensation Committee’s policy to grant options only at regularly scheduled meetings of the Committee and all of the option grants to our NEOs and other key management employees in 2007, 2006 and 2005 were made at the first regularly scheduled meeting of the Committee held in the first quarter of those years.

Perquisites and Other Compensation

During 2007, Messrs. McGuire and Musbach received automobile allowances of approximately $6,000 and $2,200, respectively, to compensate them for the use of their personal automobiles on Company business. No other perquisites, or “perks” were proved to our NEOs in 2007.

Compensation of Chief Executive Officer

In July 2006, Mr. McGuire’s annual base salary was increased to $360,000 in order to bring his annual salary up to prevailing salaries being paid to chief executive officers at comparable companies. As a result, his salary for 2006 totaled $312,500. In 2007, he received his annual base salary of $360,000 for the entire year. As discussed above, he did not receive any non-equity incentive or bonus compensation for 2007, because the Company failed to achieve the Earnings Threshold established under the 2007 Non-Equity Incentive Compensation Plan. As a result, even though, in 2007, Mr. McGuire received a full year of annual base salary at $360,000, as compared to only six months at that salary in 2006, his total cash compensation for 2007 was approximately 8% lower than his aggregate cash compensation in 2006, which included a non-equity incentive compensation award of $85,000 because the Company’s 2006 pre-tax earnings exceeded the Earnings Threshold established under the Company’s 2006 Non-Equity Incentive Compensation Plan.

At its first regularly scheduled meeting in 2007, the Compensation Committee granted Mr. McGuire options to purchase 15,000 shares of our common stock (i) at an exercise price of $8.33 per share, which was equal to the closing per share price of our common stock on the American Stock Exchange on the date of that grant and (ii) on terms that provided that the options would vest in four equal annual cumulative installments of 25% of the shares covered by that option, commencing on the first anniversary of the date of grant.

NEO Compensation Review and Determination Process

Early in the first quarter of each fiscal year, our CEO prepares recommendations for each member of our executive team, excluding himself, with respect to annual base salary for the year, the threshold, target and maximum earnings goals for the new annual non-equity incentive compensation plan and whether stock option grants should be made to them, and submits those recommendations to the Compensation Committee for its consideration and approval. The recommendations take into account a variety of interrelated factors including achievement of our financial and operating performance goals, individual performance and contribution to Company success, market competitive pressures, business conditions, the status of previously granted equity incentive awards with regard to vesting and retention value, and the potential financial impact on the Company of those compensation recommendations.

Determinations with respect to the CEO’s compensation follow the same methodology as that of other NEOs; however, his performance is evaluated and any changes in his compensation are independently determined and voted on by the Compensation Committee, without his participation.

Our Compensation Committee is composed of three independent directors and operates pursuant to a written charter that further outlines its duties and responsibilities. The charter is accessible on our website at www.coasdtdistribution.com.

Employment, Severance and Change of Control Agreements

We currently do not have any employment agreements, severance agreements or change of control agreements with our NEOs.

Accounting and Tax Considerations

Tax and accounting implications are taken into consideration in the design and implementation of our management compensation programs. We recognize a charge to earnings for financial reporting purposes when stock options are granted, in accordance with SFAS 123 R. We also consider the fact that our 401(K) Plan, in which all of our full-time employees are eligible to participate on a non-discriminatory basis, provides tax-advantaged retirement planning vehicles for our employees generally, which include our NEOs and other management employees.

In addition, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that a company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid to the Company’s Chief Executive Officer and the next three highest paid executive officers. This deduction limitation does not apply, however, to compensation which constitutes “qualified performance-based compensation” within the meaning of Section 162(m) of the Code under compensation plans or programs that have been approved by shareholders, such as such as grants of stock options or other equity incentives under the Company’s existing stock incentive plans. We consider the limitations on deductions imposed by Section 162(m) of the Code and it is our intention that substantially all executive compensation be designed to constitute “qualified performance-based compensation” and, therefore, tax deductible under Section 162(m), for so long as doing so is consistent with our overall compensation objectives. All 2007 executive compensation expense was deductible (other than stock option grants, the taxability, and hence the deductibility, of which is deferred under the tax laws at least until the options are exercised). However, to maintain flexibility in compensating our executive officers in a manner designed to promote our compensation goals and objectives, our policy does not require that all executive compensation be deductible for income tax purposes.

Compensation Committee Interlocks and Insider Participation

In fiscal 2007, the members of the Compensation Committee were John W. Casey, the Committee Chair, and Robert S. Throop and Leonard P. Danna, each of whom is an independent director (within the meaning of the AMEX listed company rules). No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company’s Board of Directors or of its Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed, with management, the Compensation Discussion and Analysis set forth above, and, based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2007, as hereby amended, and in our proxy statement for the 2008 annual meeting of stockholders.

Submitted by the Compensation Committee of the Board of Directors:

John W. Casey, Chairman

Robert S. Throop

Leonard P. Danna

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2007 and 2006 by the Company’s Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2007 exceeded $100,000 (collectively, the “NEOs” or “Named Executive Officers”):

Summary Compensation Table

Name and Principal Positions	Year	Salary	Option Awards(1)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3)	Total
Thomas R. McGuire	2007	$360,000	$18,536	$—	$5,980	$384,516
Chairman and CEO	2006	312,927	10,730	85,000	468	409,125
James Musbach(4)	2007	$250,000	$36,556	$—	$2,185	$288,741
President and	2006	62,500	3,604	$—	$—	66,104
Chief Operating Officer
Sandra A. Knell	2007	$200,000	$18,536	$—	$—	$218,536
EVP and	2006	187,019	9,909	58,000	447	255,375
Chief Financial Officer
Dennis A. Castagnola	2007	$176,438	$18,536	$—	$—	$194,974
EVP – Proprietary Products	2006	166,185	9,795	43,000	617	219,597
David A. Berger	2007	$151,385	$18,536	$—	$—	$169,921
EVP – Operations	2006	139,616	9,795	43,000	447	192,858

(1)	The amounts in this column represent the compensation expense recognized, in accordance with SFAS No. 123R, during 2007 and 2006 attributable to equity-based compensation awards made in each of those years and the vesting in each of those years of equity awards granted in previous years. Pursuant to applicable SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Information regarding the assumptions on which such expense was determined is contained in Note E to the Company’s Consolidated Financial Statements contained in Item 8 of this Report.

(2)	No non-equity incentive compensation was awarded to any of the NEOs for 2007, as the Company failed to achieve the Earnings Threshold established under the 2007 Non-Equity Incentive Compensation Plan that was adopted by the Compensation Committee. Information regarding the Committee’s determinations under that Plan is contained in the Compensation Discussion and Analysis set forth above. The Company’s 2006 earnings exceeded the Earnings Threshold established under the 2006 Non-Equity Incentive Compensation Plan and, as a result, the NEOs received the respective non-equity incentive compensation awards shown in above table for 2006.

(3)	The other compensation received by Messrs. McGuire and Musbach in 2007 consisted of automobile allowances to reimburse them for the use of their personal automobile on Company business. The other compensation received by the NEOs in 2006 consisted of contributions by the Company to the 401(K) profit sharing plan for the respective accounts of the NEOs. All full time employees are eligible to participate in that profit sharing plan on a non-discriminatory basis. No contributions to that plan were made by the Company for 2007.

(4)

Mr. Musbach joined the Company in mid-September 2006 as its President and Chief Operating Officer. As a result, he received approximately 3  1/2 months of his annual base salary (which was paid at a rate of $250,000 per year) for 2006 and he was not eligible to participate in the 2006 Non-Equity Incentive Compensation Plan.

Narrative to Summary Compensation Table

Additional information regarding the determinations made by the Compensation Committee with respect to the compensation paid to the NEOs for 2007 is contained in the Compensation Discussion and Analysis set forth above.

Grants of Plan-Based Awards in 2007

The following table sets forth information regarding the 2007 Non-Equity Incentive Compensation Plan and the equity incentive awards granted to each of the NEOs in 2007.

Named Executive Officers	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards($)(1)			Grant Dates	All Option Awards: # of Shares Underlying Options		Exercise or Price of Option Awards ($/Share)(2)	Grant Date Fair Value of Option Awards($)
	Threshold	Target	Maximum
Thomas R. McGuire	$33,000	$50,000	$197,000	3/8/07	15,000	(3)	$8.33	$2.60
James Musbach	$25,000	$38,000	$150,000	3/8/07	15,000	(3)	$8.33	$2.60
Sandra A. Knell	$23,000	$34,000	$133,000	3/8/07	15,000	(3)	$8.33	$2.60
Dennis A. Castagnola	$17,000	$25,000	$99,000	3/8/07	15,000	(3)	$8.33	$2.60
David A. Berger	$17,000	$25,000	$99,000	3/8/07	15,000	(3)	$8.33	$2.60

(1)	The Threshold, Target and Maximum Bonus Awards represent the range of bonuses that the NEOs could have earned under the 2007 Management Bonus Plan. The Company did not achieve the Earnings Threshold established under that Plan and, as a result, none of the NEOs received any non-equity incentive compensation awards for 2007.

(2)	Each option grant was made at an exercise price equal to the closing per share price of our Common Stock on the date of the grant as reported by the American Stock Exchange (AMEX).

(3)	Each of these options becomes exercisable in four annual cumulative installments of 25% of the respective number of shares subject to those options, commencing one year after their respective dates of grant, and will expire on the 5th anniversary of the respective dates of grant, unless sooner exercised or terminated.

Narrative to Grants of Plan Based Awards Table

Additional information relating to the 2007 Non-Equity Incentive Compensation Plan and the stock option grants to our NEOs in 2007 is contained in the Compensation Discussion and Analysis and the Summary Compensation Table set forth above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options that had been granted to our NEOs and were outstanding as of the end of fiscal year 2007.

		Number of Shares Underlying Unexercised Options at Year-End
Named Executive Officer	Grant Dates	Exercisable	Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date
Thomas R. McGuire	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	1,250	3,750	(3)	$7.29	2/17/2015
	2/28/2006	2,500	7,500	(4)	$7.25	2/28/2011
	3/08/2007	0	15,000	(6)	$8.33	3/08/2012
James Musbach	11/15/2006	0	50,000	(5)	$7.99	11/15/2011
	3/08/2007	0	15,000	(6)	$8.33	3/08/2012
Sandra A. Knell	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	1,250	3,750	(3)	$7.29	2/17/2015
	2/28/2006	2,500	7,500	(4)	$7.25	2/28/2011
	3/08/2007	0	15,000	(6)	$8.33	3/08/2012
Dennis A. Castagnola	4/20/1999	10,000	—		$2.25	4/20/2009
	2/29/2000	12,500	—		$2.06	2/28/2010
	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	1,250	3,750	(3)	$7.29	2/17/2015
	2/28/2006	2,500	7,500	(4)	$7.25	2/28/2011
	3/08/2007	0	15,000	(6)	$8.33	3/08/2012
David A. Berger	4/20/1999	10,000	—		$2.25	4/20/2009
	2/29/2000	12,500	—		$2.06	2/28/2010
	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	1,250	3,750	(3)	$7.29	2/17/2015
	2/28/2006	2,500	7,500	(4)	$7.25	2/28/2011
	3/08/2007	0	15,000	(6)	$8.33	3/08/2012

(1)	Represents the closing market price of our Common Stock on the grant date.

(2)	Unexercisable portion vests on January 8, 2009.

(3)	One-fourth of the total number of options granted shall vest on each of February 17, 2008, February 17, 2009 and February 17, 2010.

(4)	One-fourth of the total number of options granted shall vest on each of February 28, 2008, February 28, 2009 and February 28, 2010.

(5)	One-fourth of the total number of options granted shall vest on each of November 15, 2008, November 15, 2009, and November 15, 2010.

(6)	One-fourth of the total number of options granted shall vest on each of March 8, 2008, March 8, 2009, March 8, 2010 and March 8, 2011.

Option Exercises in 2007

Ms. Knell and Messrs. Castagnola and Berger were the only NEOs to exercise options during 2007. The following table provides information with respect to those stock option exercises.

	Option Awards
Name of Officer	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
Sandra A. Knell	50,000	$130,625
Dennis A. Castagnola	20,000	$52,450
David A. Berger	20,000	$84,490

(1)	The value realized equals the difference between the option exercise price and the closing per share price of the Company’s shares on the date of exercise as reported by AMEX, multiplied by the number of shares for which the option was exercised. For purposes of this calculation, any applicable withholding taxes and broker commissions paid by the NEOs have been excluded.

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our NEOs or other employees. Our NEOs, as well as all other full time employees, are eligible to participate in our 401(K) defined contribution plan on a non-discriminatory basis.

Nonqualified Deferred Compensation Plans

We do not offer any nonqualified deferred compensation programs to our NEOs or any other employees.

Potential Payments on Termination or Change of Control

We currently do not have employment agreements, severance agreements, change of control agreements or any other form of agreement with our NEOs which provide for the payment of compensation or non-equity awards or the provision of benefits on a termination of employment or as a result of a change of control transaction. Our stock incentive plans provide that all unvested options, whether held by the NEOs or other employees, will become vested on a change of control of the Company unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options on terms approved by the Compensation Committee.

Directors’ Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2007, non-employee directors were paid a retainer of $8,000 per year and a fee of $2,000 for (i) attendance at each Board of Directors’ meeting, and (ii) each Committee meeting that was held on a date other than a date on which a Board meeting was held. Non-employee directors were reimbursed for their out-of-pocket expenses incurred in attending those meetings.

Pursuant to the Company’s Employee Stock Option Plans, each year each non-employee director is automatically granted an option to purchase 2,000 shares of Common Stock at an exercise price that is equal to the fair market value of the Company’s shares on the date of grant, as reported by AMEX. These options become fully exercisable six months after the date of grant. Upon joining the Board, each new non-employee director receives an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock-based compensation cost of stock options granted for service on the Board and its Committees during 2007.

Name	Fees Earned or Paid in Cash($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total
John W. Casey	$24,000	$4,900	—	$28,900
Leonard P. Danna	$24,000	$4,900	—	$28,900
Ben A. Frydman	$22,000	$4,900	—	$26,900
Robert S. Throop	$24,000	$4,900	—	$28,900

(1)	This column reports the amount of cash compensation earned in 2007 for Board and Committee service.

(2)	Amounts shown reflect the compensation cost recognized in 2007 with respect to stock option awards granted during 2007 and previous years, as determined in accordance with FASB No. 123R (except that estimated forfeitures have been disregarded for this purpose). The assumptions used to determine these amounts are discussed in Note E to our Consolidated Financial Statements contained in Item 8 of this Report. There were no forfeitures of stock options by our directors during 2007.

The number of shares subject to outstanding stock options held by each director at December 31, 2007 were: Mr. Casey — 20,000; Mr. Danna — 10,000; Mr. Frydman — 18,000; and Mr. Throop — 10,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 21, 2008, information regarding the ownership of the Company’s outstanding shares of Common Stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our Common Stock, (ii) each director and each of the Named Executive Officers of the Company, and (ii) all of those directors and those Named Executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	499,833	(2)	11.3%
Robert E. Robotti (3) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	401,421	(3)	9.0%
JB Capital Partners, L.P. Alan W. Weber 5 Evan Place, Armonk, NY 10504	375,100	(4)	8.4%
Dimensional Fund Advisors, LP 1299 Ocean Avenue Santa Monica, CA 90401	365,031	(5)	8.2%
Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900	(6)	5.7%
Advisory Research, Inc. 180 N. Steton Street, Suite 5500, Chicago, IL 60601	229,580		5.2%
John W. Casey	37,000	(7)	s
Robert S. Throop	30,000	(7)	*
Ben A. Frydman	25,000	(7)	*
Leonard P. Danna	10,000	(7)	*
Sandra A. Knell	104,212	(8)	2.4%
David A. Berger	59,581	(8)	1.3%
Dennis A. Castagnola	77,636	(8)	1.7%
James Musbach	26,200	(8)	*
All directors and NEOs as a group (9 persons)	869,462	(9)	19.1%

*	Less than 1%.

(1)	Except as otherwise noted below, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 3,750 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2008.

(3)

According to a report filed by Robert E. Robotti with the Securities and Exchange Commission, of these 401,421 shares of the Company’s common stock, Mr. Robotti shares voting and dispositive power with: (i) Robotti & Company, Incorporated as to 5,000 of these shares; (ii) Robotti & Company, LLC, as to 18,950 of these shares, (iii) Robotti Company Advisors LLC as to 14,750 of these shares; (iv) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investment Company, L.P. as to 241,535 of these shares, and (v) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investments III, as to 101,186 of these shares. Mr. Robotti also reported that he may be deemed to share beneficial ownership with Suzanne Robotti, Mr. Robotti’s wife, as to 20,000 shares, even though the report states that Suzanne Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.

(4)	In a report filed with the Securities and Exchange Commission, JB Capital Partners, L.P and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership in the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.

5)	According to a report filed with the Securities and Exchange Commission, Dimensional Fund Advisors, LP (formerly, Dimensional Fund Advisors Inc.) (“DFA”), is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, that (i) possesses voting and investment power over these shares, (ii) these shares are owned by four investment companies registered under the Investment Company Act of 1940 for which DFA serves as investment advisor and (ii) although DFA may be deemed to be the beneficial owner of such shares, DFA disclaims such beneficial ownership.

(6)	In a report filed with the Securities and Exchange Commission, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(7)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2008, as follows: Mr. Throop — 10,000 shares; Mr. Casey - 20,000 shares; Mr. Frydman — 18,000 shares; and Mr. Danna – 10,000 shares.

(8)	Includes shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2008, as follows: Ms. Knell — 3,750 shares; Mr. Berger — 26,250 shares; and Mr. Castagnola — 26,250 shares.

(9)	Includes 118,000 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 27, 2007, the Company purchased from David Berger, its Executive Vice President - Operations, a total of 12,000 shares of the Company’s Common Stock, pursuant to the Company’s stock buyback program. The Company’s paid an aggregate cash purchase price for those shares of $95,520, based on a per share price of $7.96, which was the closing price of the Company’s shares on the American Stock Exchange on the date of that purchase.

On September 24, 2007 Company purchased, from Sandra A. Knell, the Company’s Executive Vice President and Chief Financial Officer, an option to purchase 50,000 shares of the Company’s Common Stock which had been granted to her under the Company’s 1993 Stock Option Plan. Ms. Knell had informed us that she had decided to exercise the option and sell the underlying shares and the Board determined it would be preferable to have the Company repurchase the option rather than have the shares sold in an open market transaction. The purchase price paid by the Company for that option was $2.6125 per option share, which was the difference between the per share closing price of the Company’s shares on the American Stock Exchange on the date of purchase, which was $5.80, and $3.1875, which was the per share exercise price of that option, resulting in an aggregate purchase price of $130,625.

Except as described above, during 2007 there was no transactions or any series of similar transactions engaged in by the Company in which any NEO, Director or holder of more than 10% of our Common Stock, or any member of the immediate family of any of the foregoing persons, had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company.

Director Independence

To be considered independent, the Board must affirmatively determine that a director does not have any direct or indirect material relationship with Coast that, in the opinion of the Board, would interfere with the exercise of that director’s independent judgment in carrying out his responsibilities as a director. Pursuant to Coast’s corporate governance guidelines, which incorporate the definition of director independence from the rules of the American Stock Exchange, a director will not be independent if:

Within the preceding three years:

•	The director was employed by Coast;

•	An immediate family member of the director was employed as an executive officer of Coast;

•

The director was employed by or affiliated with, or an immediate family member of the director was employed in a professional capacity by or affiliated with, Coast’s independent registered public accounting firm;

•

A present Coast executive officer was on the compensation committee of the board of directors of a company that concurrently employed the Coast director, or that concurrently employed an immediate family member of the director as an executive officer.

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

On the basis of the above criteria, the Board has determined that, with the exception of Mr. McGuire, who is Coast’s Executive Chairman, and Mr. Musbach, who is the President and CEO of Coast, all of the directors are independent, including Ben A. Frydman. In determining that Mr. Frydman is independent, the other independent directors considered the fact that Mr. Frydman is a stockholder in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during the past three years and is providing legal services to Coast in 2008. However, on the basis of the criteria set forth above, the definition of independence contained in the rules of the American Stock Exchange, and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that his relationship with Stradling Yocca Carlson & Rauth did not interfere with the exercise of his independent judgment in carrying out his responsibilities as an independent director of Coast Distribution.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Burr, Pilger & Mayer LLP (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2007 and 2006.

Grant Thornton LLP (“Grant Thornton”) served as the Company’s independent registered public accounting firm for the year ended December 31, 2005 and for the first and second quarters of 2006. See Item 9 in Part II of this Report.

Audit and Other Services Rendered and Related Fees

Services Rendered by and Fees Paid to Burr Pilger in Fiscal 2007 and 2006

Audit Services. During fiscal 2007, Burr Pilger rendered audit services to us, which consisted of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2007 and a review of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30, and September 30, 2007, respectively. During fiscal 2006 Burr Pilger rendered audit services to us consisting of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2006 and a review of our interim consolidated financial statements that were included in our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended September 30, 2006. Fees paid for those services totaled $230,200 for 2007 and $193,200 for 2006.

Audit Related Services. During 2007 and 2006 Burr Pilger did not provide any audit related services to us.

Other Services. Burr Pilger did not render any other services to us in fiscal 2007 or 2006.

Services Rendered by and Fees Paid to Grant Thornton in Fiscal 2007 and 2006.

Audit Services for Fiscal 2007. For 2007, Grant Thornton rendered audit services to us consisting of a review of our consolidated financial statements contained in this Annual Report on Form 10-K, in connection with its consent to the inclusion of their opinion on the audited Consolidated Statements of Income and Cash Flows for the year ended December 31, 2005, which are included in this Form 10-K. We paid fees of $14,500 to Grant Thornton for such services.

Audit Services in Fiscal 2006. In fiscal 2006, Grant Thornton rendered audit services to us consisting of reviews of our interim consolidated financial statements included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, and June 30, 2006 and assistance with the transition of audit responsibilities to Burr Pilger. We paid fees of $47,900 to Grant Thornton for those services.

Audit Related Services. Grant Thornton did not render any audit-related services to us for 2007. In fiscal 2006, Grant Thornton rendered audit related services to us in connection with the inclusion of its consent to the incorporation by reference, in our S-8 Registration Statement filed with the SEC for our 2005 Stock Incentive Plan, of its audit reports issued with respect to our consolidated financial statements for the fiscal years ended December 31, 2005 and 2004. We paid fees of $16,400 to Grant Thornton for those audit-related services.

Other Services. Grant Thornton did not render any other services to us in fiscal 2007 or fiscal 2006.

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

Dated: April 28, 2008	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*/s/ THOMAS R. MCGUIRE Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors, and Director	April 28, 2008

*/s/ JAMES MUSBACH James Musbach	President and Chief Executive Officer and Director	April 28, 2008

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President (Principal Financial and Principal Accounting Officer)	April 28, 2008

*/s/ ROBERT S. THROOP Robert S. Throop	Director	April 28, 2008

John W. Casey	Director	April , 2008

*/s/ BEN A. FRYDMAN Ben A. Frydman	Director	April 28, 2008

*/s/ LEONARD P. DANNA Leonard P. Danna	Director	April 28, 2008

*By:	/s/ SANDRA A. KNELL Sandra A. Knell, Attorney-in-Fact	April 28, 2008

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2A	Amendment to Article II of the Company’s Bylaws, adopted November 15, 2006, which establishes certain notice requirements for Board nominations and proposals made by stockholders. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2006.)

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between The Coast Distribution System, Inc. and U.S. Stock Transfer Corporation, which includes, as Exhibit A thereto, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B thereto, the Form of Rights Certificate and. as Exhibit C thereto, a Summary of Rights.( Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006)

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005.)

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864) filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.42	Description of Coast Distribution System, Inc. 2007 Management Bonus Plan. (Incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 8 2007.)

21	Subsidiaries of Registrant. (Previously filed.)

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accountants. (Previously filed.)

E-1

INDEX TO EXHIBITS

(Continued)

Exhibit Number	Description of Exhibits

23.2	Consent of Grant Thornton LLP, Independent Certified Public Accountants. (Previously filed.)

24	Power of Attorney – Included on Signature Page. (Previously filed.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2