Form 10-Q
period 2008-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2008-05-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒            Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b-2). YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,445,596 shares of Common Stock as of May 12, 2008

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$1,206	$790
Accounts receivable – net of allowances of $2,116 and $1,504 as of March 31, 2008 and December 31, 2007, respectively	29,838	14,889
Inventories	45,828	45,027
Other current assets	3,847	3,890

Total current assets	80,719	64,596
PROPERTY, PLANT, AND EQUIPMENT, NET	3,313	3,444
OTHER ASSETS	1,305	1,267

	$85,337	$69,307

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$128	$125
Accounts payable	10,807	8,472
Accrued liabilities	3,073	3,424

Total current liabilities	14,008	12,021
LONG-TERM OBLIGATIONS	40,212	24,795
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,445,596 and 4,439,225 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	15,960	15,865
Accumulated other comprehensive income	1,849	2,157
Retained earnings	13,308	14,469

	31,117	32,491

	$85,337	$69,307

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2008	2007
Net sales	$39,468	$43,638
Cost of sales, including distribution costs	31,556	35,471

Gross profit	7,912	8,167
Selling, general and administrative expenses	8,198	8,343

Operating loss	(286)	(176)
Other expense
Interest	402	539
Other	149	108

	551	647

Loss before income taxes	(837)	(823)
Income tax provision (benefit)	13	(181)

Net loss	$(850)	$(642)

Basic and diluted loss per share	$(0.19)	$(0.15)

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net loss	$(850)	$(642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	195
Equity in net earnings of affiliated companies, net of distributions	11	11
Stock Based Compensation expense	65	47
(Gain) Loss on sale of property and equipment	2	(6)
Changes in assets and liabilities:
Accounts receivable	(14,949)	(19,397)
Inventories	(801)	(1,875)
Other current assets	43	147
Accounts payable	2,335	4,430
Accrued liabilities	(351)	46

Total adjustments	(13,723)	(16,649)

Net cash used in operating activities	(14,256)	(17,044)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	7
Capital expenditures	(123)	(253)
Increase in other assets	(56)	(258)

Net cash used in operating activities	(179)	(504)
Cash flows from financing activities:
Borrowings under line of credit agreement	44,389	53,887
Repayments under line of credit agreement	(28,938)	(35,958)
Repayments of long-term debt	(30)	(40)
Issuance of common stock pursuant to employee stock option and purchase plans	30	122
Dividends paid	(311)	(310)
Retirement of common stock	—	(101)

Net cash provided by financing activities	15,140	17,600
Effect of exchange rate changes on cash	(289)	191

NET INCREASE IN CASH	416	243
Cash beginning of period	790	721

Cash end of period	$1,206	$964

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	With the exception of the condensed consolidated balance sheet as of December 31, 2007, which has been derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2007, the accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The accounting policies followed by the Company are set forth in Note A to the Company’s consolidated financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2007.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2008 and 2007 all of the Company’s common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because the Company incurred a loss in each of those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Numerator:
Net loss	$850	$642

Denominator:
Weighted average shares outstanding	4,441	4,418
Dilutive effect of stock options	—	—

Denominator for diluted loss per share	4,441	4,418

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2008 (remaining nine months)	3,124
2009	3,582
2010	2,990
2011	2,520
2012	1,879
Thereafter	8,713

$22,808

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
USA	$27,630	$32,816
Canada	11,838	10,822
Other	—	—

	$39,468	$43,638

6.	Comprehensive Loss.

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Net loss	$(850)	$(642)
Change in accumulated foreign currency translation adjustment	(308)	67

Comprehensive loss	$(1,158)	$(575)

7.	Stock Based Compensation. On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This Statement establishes standards to be followed when accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Incentive Plans. The Statement provides for, and the Company has elected to adopt, the standard using the modified prospective application method under which compensation cost is recognized for the fair value of share based award grants made on or after the adoption date of SFAS 123 R and the portion of awards that were outstanding at that adoption date for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $65,000 and $47,000 for the three month periods ended March 31, 2008 and 2007, respectively.

The Company has in effect a 2005 Stock Incentive Plan (the “2005 Plan”), which authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 were authorized for issuance under the 2005 Plan. Options to purchase a total of 325,000 shares of our common stock granted under the 2005 Plan were outstanding at March 31, 2008. We also have in effect a 1999 Stock Incentive Plan (the “1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 200,667 shares of our common stock granted under the 1999 Plan were outstanding at March 31, 2008. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 67,666 shares of our common stock remained outstanding under the 1993 Plan as of March 31, 2008.

In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the Company’s common stock were reserved for issuance under this Plan. The Plan was available to all full-time employees (other than employees that own 5% or more of our outstanding shares of common stock) and participation was voluntary. Employees who desired to participate in that Plan could elect to do so at the beginning of an annual “purchase” period, at which time they were required to authorize payment for the shares they desired to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The purchase price of the shares was determined at the end of the purchase period, at which time the participating employees had the option of having

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

their withholdings applied to purchase shares under the Plan or withdraw from the Plan, in which case their accumulated payroll deductions were refunded. The price at which shares were sold under the Plan was 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever was lower. The Plan expired in 2007 and no additional shares may be sold under the Plan.

For purposes of SFAS 123R, the fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

We used the following weighted average assumptions in estimating the fair value of the options issued in the periods indicated below:

	Three Months Ended
	March 31,
	2008	2007
Stock Option Plans:
Expected volatility	42.0%	46.0%
Risk-free interest rate	2.50%	4.45%
Expected dividend yields	5.50%	3.60%
Expected lives	5 years	4 years
Stock Purchase Plan:
Expected volatility	38.0%	40.0%
Risk-free interest rate	1.74%	4.90%
Expected dividend yields	5.50%	3.60%
Expected lives	1 year	1 year

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yields were based upon the Company’s current dividend policy and the fair market value of the Company’s shares at March 31, 2008 and 2007, respectively. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The following table summarizes stock option activity during the three month periods ended March 31, 2008 and 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	105,000	5.20
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	593,333	$6.28	4.3 years	$272,572

Exercisable at March 31, 2008	208,833	$5.52	4.0 years	$216,472

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	150,000	8.30
Exercised	(12,000)	3.19
Forfeited	—	—

Outstanding at March 31, 2007	575,333	$6.02	5.8 years	$1,023,639

Exercisable at March 31, 2007	216,333	$3.94	3.3 years	$835,649

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2008 and 2007, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2008 and 2007, respectively. There were no options exercised during the three months ended March 31, 2008. The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2007 was $58,950.

The weighted-average grant-date fair values of options granted during the three month periods ended March 31, 2008 and 2007 were $1.34 and $2.58, respectively.

A summary of the status of the Company’s nonvested options as of March 31, 2008 and 2007, and changes during the three month periods ended March 31, 2008 and 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	354,500	$2.44
Granted	105,000	1.34
Vested	(75,000)	2.54
Forfeited	—	—
Nonvested at March 31, 2008	384,500	$2.12

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	248,000	$2.42
Granted	150,000	2.60
Vested	(39,000)	2.92
Forfeited	—	—
Nonvested at March 31, 2007	359,000	$2.44

As of March 31, 2008 and 2007, there was $571,252 and $656,325, respectively, of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. Those costs are expected to be recognized over weighted average periods of 2.1 years measured from March 31, 2008 and 2.6 years measured from March 31, 2007.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

8.	Recent Accounting Pronouncements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 was to have become effective for us as of January 1, 2008. However, at its February 6, 2008 meeting, the FASB decided to defer, for one year, the effective date of SFAS No 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effects on an entity’s earnings of its choice to use fair value measure of its financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of SFAS 159 on January 1, 2008 did not have any material effect on our consolidated financial position, results of operation and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141(R) will change accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a business acquisition transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. SFAS No. 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions that are effectuated after its effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160) Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning or on after December 15, 2008. The Company is currently assessing the impact that the adoption of SFAS No. 160 may have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement will require enhanced disclosures about derivative instruments and hedging activities to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently assessing any impact that adoption of SFAS 161 may have on our financial results.

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

Overview of Operating Results – First Quarter 2008 vs. First Quarter 2007

	Three Months Ended March 31,
	2008	2007	2008 vs. 2007
	Amounts		% change
	(Dollars in thousands, except per share data)
Net sales	$39,468	$43,638	(9.6)%
Gross profit	7,912	8,167	(3.1)%
Selling, general and administrative expenses	8,198	8,343	(1.7)%
Operating loss	(286)	(176)	(62.5)%
Interest expense	402	539	(25.4)%
Loss before income taxes	(837)	(823)	(1.7)%
Net loss	$(850)	$(642)	(32.4)%
Net loss per common share – basic and diluted	$(0.19)	$(0.15)	(26.7)%

As indicated in the table above, we incurred an operating loss of $286,000 and a pre-tax loss of $837,000 for the quarter ended March 31, 2008, as compared to the operating loss and pre-tax loss of $176,000 and $823,000, respectively, in the same quarter of 2007. Both the operating loss and pre-tax loss were attributable to the 9.6% decline in net sales in this year’s first quarter. That decline was primarily attributable to the weakening economy, a decline in discretionary income and confidence among consumers, a tightening in the availability of consumer credit and increases in the price of gasoline to record levels, all of which adversely affected both the volume of purchases and the usage of RVs and boats and, therefore, the demand by consumers for the products that we sell. However, that decline in net sales was partially offset by an improvement in our gross profit margin to 20.0% in the first quarter of 2008 from 18.7% in the first quarter of 2007. That improvement was primarily the result of (i) price increases implemented on selected products in the second half of 2007, (ii) increased sales of products that we source from Asia on which we realize higher margins than on most of the other products we sell, and (iii) a strengthening of the Canadian dollar in relation to the U.S. dollar, which had the effect of reducing the costs of sales incurred by our Canadian subsidiary.

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amounts of available tax loss and tax credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their expected impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased to replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statements of operations in the periods when those allowances are increased. As a result, our judgments and assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid accounts receivable, a review of significant past due accounts and current economic and market trends that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate, adversely affecting their ability to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At March 31, 2008, the aggregate amount of that deferred tax asset was approximately $2.1 million. Under applicable federal and state income tax laws and regulations, tax loss carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements However, if due to future events or circumstances, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset to the amount we believe we will be able to fully utilize. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statements of income, which would have the effect of reducing our income in the fiscal period or periods in which such provisions are recorded.

Long-Lived Assts and Intangible Assets. Long-lived assets, such as property and equipment and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying value. In the event that we were to determine that the fair value of the asset has declined below its carrying value, we would be required to reduce the value at which we record the asset on our balance sheet to its fair value through a charge to earnings.

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

Stock Based Compensation. We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006. SFAS 123R established standards in accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as the options issued under the Company’s Stock Incentive Plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method, we began recognizing compensation cost on January 1, 2006 for the fair value of (i) all share based award grants made on or after such date and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of January 1, 2006, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, in the last quarter of 2005, we began selling a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established a reserve for possible warranty claims on these products the amount of which was $542,000 at March 31, 2008. In the event that the assumptions and estimates on which the amount of the reserve was determined later prove to be incorrect due to increases in the number or amounts of the warranty claims we receive, it could become necessary for us to increase the reserve by means of a charge to our income. Increases in sales of these products in the future also may require us to increase our warranty reserve.

Results of Operations

Net Sales

The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2008 and 2007:

Three Months Ended March 31,
Amounts		% (Decrease)
2008	2007	2008 vs. 2007
$ 39,468	$43,638	(9.6)%

The decline in net sales during the first quarter of 2008 was due to an industry-wide slowdown in purchases and usage of RVs and boats. That slowdown, we believe, was primarily due to the weakening economy, a decline in discretionary income and confidence among consumers, a tightening in the availability of consumer credit and increases in the price of gasoline to record levels, which led consumers to curtail discretionary expenditures and reduce their usage and purchases of RVs and boats.

Gross Margin

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Gross profit	$7,912	$8,167
Gross margin	20.0%	18.7%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The increase in our gross margin in the first quarter of 2008, as compared to the first quarter of 2007, was primarily due to (i) increased sales of products sourced from Asia, on which we realize higher margins than on competing products available from traditional sources; (ii) price increases implemented on selected products in the second half of 2007; and (iii) the strengthening of the Canadian Dollar, which enabled our Canadian subsidiary, which purchases products from suppliers in the United States, to improve its margins. These factors more than offset the effects on our gross margin of increases in freight and shipping costs.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Selling, general and administrative expenses	$8,198	$8,343
As a percentage of net sales	20.8%	19.1%

Our selling, general and administrative (“SG&A”) expenses decreased in absolute dollars in the quarter ended March 31, 2008 by $145,000, or 1.7%, as compared to the corresponding period of 2007. As a percentage of sales, these expenses increased to 20.8% of net sales as compared to 19.1% of net sales in 2007, as a result of the decrease in net sales in this year’s first quarter.

Other Expense

Other expense consists of interest expense that we incur on borrowings and, to a lesser extent, foreign currency gains or losses.

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Other expense
Interest expense	$402	$539
Other	149	108

Total	$551	$647
As a percentage of net sales	(1.4)%	(1.5)%

The decrease in other expense in the three months ended March 31, 2008, as compared to the same three months of 2007, was primarily the result of reductions in our average borrowings and decreases in the rate of interest charged on borrowings under on our bank line of credit during the first quarter this year as compared to the first quarter last year. The interest rate on our bank borrowings is tied to market rates of interest and the interest rate decrease in this year’s first quarter was due to a decline in market rates of interest caused by interest rate reductions implemented by the Board of Governors of the Federal Reserve System in an effort to head off a possible economic recession.

Income Taxes

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Income tax provision (benefit)	$13	$(181)
Effective tax rate	(1.6)%	22.0%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. The provision that we made for income taxes in this year’s first quarter, as compared to the income tax benefit recorded in the first quarter of 2007, was primarily attributable to an increase in the ratio of our non-deductible expenses to our pre-tax loss in this year’s first quarter.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2010, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and from $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.25 percent or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.00 percent.

At May 7, 2008, outstanding bank borrowings totaled $40,050,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the three months ended March 31, 2008 and March 31, 2007, our accounts receivable increased by $14,949,000 and $19,397,000, respectively. These increases were due primarily to the seasonality of our business as customers purchase our products during the first quarter of the year in anticipation of the summer selling months. The decline in accounts receivable at March 31, 2008, as compared to March 31, 2007, was primarily attributable to the decline in net sales during this year’s first quarter.

Our inventories increased by $801,000 in the first three months of 2008 as compared to $1,875,000 for the comparable period in 2007. At March 31, 2008, our inventories were $45,828,000 as compared to $48,517,000 at March 31, 2007. These reductions in inventories were made in response to the decline in demand by consumers for products that we sell. As a result of this reduction in inventory, our accounts payable increased by $2,335,000 in the first quarter of 2008 as compared to an increase of $4,430,000 in the same period in 2007.

We made capital expenditures of $123,000 in the first quarter of 2008 and $253,000 in the first quarter of 2007. These expenditures were primarily for purchases of warehouse, testing and design and computer equipment.

Net borrowings under our credit facility increased by $15,451,000 in the three months ended March 31, 2008 and $17,929,000 in the three months ended March 31, 2007, as we rely more heavily on borrowings to finance the increases in accounts receivable and inventories that occur during the first quarter of the year.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company’s Interim Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, at December 31, 2007:

	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual Obligations at December 31, 2007:
Long-Term debt Obligations	$24,418	$—	$24,418	$—	$—
Capital Lease Obligations	371	125	246
Operating Lease Obligations	24,062	4,227	9,137	1,889	8,809
Purchase Obligations under letters of credit	75	75	—	—	—

Total	$48,926	$4,427	$33,801	$1,889	$8,809

Share Repurchases. In 2005, the Board of Directors approved a stock buyback program which authorizes us to repurchase up to $2,940,000 of our shares of common stock in open market or private purchases. We repurchased less than $500 of our shares in the first quarter of 2008 and approximately $101,000 of our shares in the first quarter of 2007, respectively, pursuant to this program.

Cash Dividends. The Board of Directors has adopted a dividend policy which provides for the payment of quarterly cash dividends to our stockholders in the amount of $0.07 per share. We paid $311,000 in dividends in the first quarter of 2008 as compared to $310,000 in the same period of 2007, due to an increase in the number of shares outstanding. The declaration of cash dividends in the future, pursuant to this dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2008 will be to fund operations, capital expenditures and the payment of cash dividends, and we anticipate that we will be able to fund those cash requirements in 2008 with borrowings under our revolving credit facility and internally generated funds.

We will continue to explore opportunities to increase our sales and our market shares and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in Asia and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from March through August than we do during the remainder of the year when winter weather conditions result in reductions in the purchase and in the usage of RVs and boats and, therefore, also in the demand for our products by consumers. Because a substantial portion of our expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements during the period from September through February when our sales are lower.

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

Our business is seasonal and is subject to various economic and climatic influences which create uncertainties and risks for our business. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats are affected by consumers’ level of discretionary income and their confidence about economic conditions; weather conditions; prevailing interest rates and the availability of consumer credit; and the availability and prices of gasoline. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic recessions, which cause consumers to reduce their purchases and usage of RVs and boats.

•

Increases in interest rates and tightening in credit underwriting standards by lenders which affect the affordability and availability of financing that consumers need to purchase RVs and boats and accessories for their RVs and boats.

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs of using, and the willingness of consumers to purchase and use, RVs and boats.

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

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the interest on our debt. Our existing debt also makes us more vulnerable to general economic downtowns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement and, the interest we have to pay on such debt impacts our operating results.

Risks of relying on sole sources of supply for certain of our products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that s single source supplier (i) encounters quality or other production problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship or reduce, for any other reason, the volume of products they sell to us, our sales and earnings could decline, possibly to a significant extent.

The effects of possible changes in supply relationships in our markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with out product suppliers. As a result, product suppliers are free to change the terms on which they will sell us product or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or because they might choose to establish exclusive supply relationships with other distributors or to begin selling their products to our competitors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and reduced earnings.

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

No assurance that we will be able to pay cash dividends in the future pursuant to our dividend policy. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends of $0.07 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and our available cash resources and the cash requirements of our business and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.07 per share called for by the dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

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

Risks of patent infringement claims. We design, or have independent product design firms or manufacturers, design and engineer many of the proprietary products and foreign sourced products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary right held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted as against us. However, there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

Additional information regarding these risks and information regarding other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 as filed with the Securities and Exchange Commission. Due to the risks and uncertainties described above and in our 2007 Annual Report on Form 10-K, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of its date, or to make predictions about our future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2007 Annual Report on Form 10-K.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2008, we had outstanding approximately $39.9 million of borrowings under our revolving credit facility.

Approximately 20% of our bank debt is denominated in Canadian currency, which also exposes us to market risk associated with exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

Except for any updates set forth in Item 2 of Part I of this Report, under the caption “Forward Looking Information and Risk Factors and Uncertainties that Could Affect Our Future Financial Performance,” there were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended March 31, 2008.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
January 1 to January 31, 2008	—	$—	—	$162,000
February 1 to February 29, 2008	83	$5.40	83	$161,500
March 1 to March 31, 2008	—	$—	—	$161,500

Total	83	$5.40	83

The above shares were purchased pursuant to a stock repurchase program that was publicly announced on June 3, 2005 and at that time authorized up to $1.5 million of share repurchases. On December 9, 2005, the Company publicly announced that its Board of Directors had authorized the Company to make up to an additional $1.2 million of share repurchases under this program. This program does not have an expiration date. However, the Company may elect (i) to suspend share repurchases at any time or from time to time, or (ii) to terminate the program prior to the repurchase of all of the shares authorized for repurchase under this program. Accordingly, there is no assurance that any additional shares will be repurchased under this program.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 14, 2008	By:	/s/ SANDRA A. KNELL
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