Form 10-Q
period 2008-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2008-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

4,445,431 shares of Common Stock as of July 30, 2008

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2008

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2008		December 31, 2007
	(unaudited	)
ASSETS
CURRENT ASSETS
Cash	$1,342		$790
Accounts receivable – net of allowances of $1,489 and $1,504 as of June 30, 2008 and December 31, 2007, respectively	22,185		14,889
Inventories	41,587		45,027
Other current assets	3,208		3,890

Total current assets	68,322		64,596
PROPERTY, PLANT, AND EQUIPMENT, NET	3,176		3,444
OTHER ASSETS	1,277		1,267

	$72,775		$69,307

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$131		$125
Accounts payable	5,727		8,472
Accrued liabilities	3,546		3,424

Total current liabilities	9,404		12,021
LONG-TERM OBLIGATIONS	30,700		24,795
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—		—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,445,431 and 4,439,225 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	16,024		15,865
Accumulated other comprehensive income	1,912		2,157
Retained earnings	14,735		14,469

	32,671		32,491

	$72,775		$69,307

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$41,217	$50,827	$80,685	$94,465
Cost of sales, including distribution costs	32,391	41,077	63,947	76,548

Gross profit	8,826	9,750	16,738	17,917
Selling, general and administrative expenses	6,299	6,884	14,497	15,227

Operating income	2,527	2,866	2,241	2,690
Other income (expense)
Interest	(457)	(699)	(859)	(1,238)
Other	(139)	11	(288)	(97)

	(596)	(688)	(1,147)	(1,335)

Earnings before income taxes	1,931	2,178	1,094	1,355
Income tax provision	370	663	383	482

Net earnings	$1,561	$1,515	$711	$873

Basic earnings per share	$0.35	$0.34	$0.16	$0.20

Diluted earnings per share	$0.35	$0.33	$0.16	$0.19

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2008	2007
Cash flows from operating activities:
Net earnings	$711	$873
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	478	413
Equity in net earnings of affiliated companies, net of distributions	22	22
Stock Based Compensation expense	130	98
(Gain) Loss on sale of property and equipment	81	(3)
Changes in assets and liabilities:
Accounts receivable	(7,296)	(12,952)
Inventories	3,440	(10)
Other current assets	682	1,869
Accounts payable	(2,745)	224
Accrued liabilities	122	(188)

Total adjustments	(5,797)	(11,057)

Net cash used in operating activities	(4,375)	(9,654)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1	7
Capital expenditures	(239)	(859)
Increase in other assets	(44)	(131)

Net cash used in operating activities	(282)	(983)
Cash flows from financing activities:
Borrowings under line of credit agreement	92,781	116,866
Repayments under line of credit agreement	(86,742)	(106,220)
Repayments of long-term debt	(61)	(77)
Issuance of common stock pursuant to employee stock option and purchase plans	30	148
Dividends paid	(445)	(621)
Retirement of common stock	(1)	(108)

Net cash provided by financing activities	5,562	9,988
Effect of exchange rate changes on cash	(353)	984

NET INCREASE IN CASH	552	335
Cash beginning of period	790	721

Cash end of period	$1,342	$1,056

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2008 and the results of its operations and cash flows for the three and six months ended June 30, 2008 and 2007. The accounting policies followed by us are set forth in Note A to, and these condensed consolidated financial statements should be read in conjunction with, our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2.	The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2008, a total of 488,000 and 482,000 shares of common stock, respectively, which were issuable on exercise of stock options, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods; whereas for the three and six months ended June 30, 2007, a total of 340,000 and 280,000 shares of common stock, respectively, which were issuable on exercise of stock options, were excluded from the computation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Net earnings	$1,561	$1,515	$711	$873
Denominator:
Weighted average shares outstanding	4,445	4,426	4,443	4,422
Dilutive effect of stock options	45	111	49	124

Denominator for diluted net income per share	4,490	4,537	4,492	4,546

4.	The Company leases its corporate offices, warehouse facilities and some data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2008 (remaining six months)	2,212
2009	3,970
2010	3,387
2011	2,929
2012	2,298
Thereafter	9,024

$23,820

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
USA	$29,607	$37,890	$57,237	$70,706
Canada	11,601	2,937	23,448	23,759
Other	—	—	—	—

	$41,217	$50,827	$80,685	$94,465

6.	Comprehensive Earnings

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Net earnings	$1,561	$1,515	$711	$873
Change in accumulated foreign currency translation adjustment:	63	675	(245)	742

Comprehensive earnings	$1,624	$2,190	$466	$1,615

7.	Stock Based Compensation. On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This Statement establishes standards to be followed when accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as the options granted under the Company’s Stock Incentive Plans. The Statement provides for, and the Company has elected to adopt the standard using the modified prospective application method under which compensation cost is recognized for the fair value of stock-based award grants made on or after the adoption date of SFAS 123R and the portion of awards that were outstanding at that adoption date for which the requisite service has not been rendered, based on the grant-date fair values of those awards calculated under SFAS 123 for pro forma disclosures. The Company’s stock-based compensation expense was $65,000 and $51,000 for the quarters ended June 30, 2008 and 2007, respectively, and $130,000 and $98,000 for the six months ended June 30, 2008 and 2007 respectively.

The Company has in effect a 2005 Stock Incentive Plan (the “2005 Plan”), which authorizes the granting of options to directors, officers and other key employees, that entitle them to purchase shares of our common stock. A total of 350,000 were authorized for issuance under the 2005 Plan. Options to purchase a total of 325,000 shares of our common tock granted under the 2005 Plan were outstanding at June 30, 2008. We also have in effect a 1999 Stock Incentive Plan (the “1999 Plan”), which authorizes the issuance of options to purchase up to 300,000 shares of our common stock. Options to purchase a total of 200,667 shares of our common stock granted under the 1999 Plan were outstanding at June 30, 2008. The Company had in effect a 1993 Stock Option Plan which authorized the issuance of options to purchase up to 500,000 shares of common stock (the “1993 Plan”). The 1993 Plan has expired and options may no longer be granted under that Plan. However, options to purchase a total of 67,666 shares of our common stock remained outstanding under the 1993 Plan as of June 30, 2008.

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

All of the Company’s stock option plans and the Stock Purchase Plan were approved by the Company’s stockholders.

For purposes of SFAS 123R, the fair value of each option was estimated as of the date of grant using a binomial model. These models incorporate certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

Set forth below are the weighted average assumptions that we used in estimating the fair value of the options that were granted in the six month periods ended June 30, 2008 and 2007. No options were granted in either of the three month periods ended June 30, 2008 and 2007, respectively.

	Six Months Ended June 30,
	2008	2007
Stock Option Plans:
Expected volatility	42.0%	46.0%
Risk-free interest rate	2.50%	4.45%
Expected dividend yields	5.50%	3.60%
Expected lives	5 years	4 years
Stock Purchase Plan:(1)
Expected volatility	N/A	40.0%
Risk-free interest rate	N/A	4.9%
Expected dividend yields	N/A	3.60%
Expected lives	N/A	1 year

(1)	As noted above, the Stock Purchase Plan expired in 2007 and, therefore, no stock based compensation awards were granted under that Plan in 2008.

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk-free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yields were based upon the Company’s current dividend policy and the fair market value of the Company’s shares at the end of each period. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

The following tables summarize stock option activity during the six month periods ended June 30, 2008 and 2007:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	105,000	5.20
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2008	593,333	$6.28	4.3 years	$66,390

Exercisable at June 30, 2008	208,833	$5.52	4.0 years	$66,390

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	150,000	8.30
Exercised	(20,000)	3.19
Forfeited	—	—

Outstanding at June 30, 2007	567,333	$6.06	5.9 years	$868,157

Exercisable at June 30, 2007	208,333	$3.97	3.3 years	$688,157

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock prices of the Company’s common stock on June 30, 2008 and 2007, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2008 and 2007, respectively. There were no options exercised during the six months ended June 30, 2008. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2007 was $85,770.

The weighted-average grant-date fair values of options granted during the six month periods ended June 30, 2008 and 2007 were $1.34 and $2.58, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2008 and 2007, respectively, and changes during the six month periods ended June 30, 2008 and 2007, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	354,500	$2.44
Granted	105,000	1.34
Vested	(75,000)	2.54
Forfeited	—	—

Nonvested at June 30, 2008	384,500	$2.12

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	248,000	$2.42
Granted	150,000	2.60
Vested	(39,000)	2.92
Forfeited	—	—

Nonvested at June 30, 2007	359,000	$2.44

As of June 30, 2008 and 2007, there was $513,200 and $609,383, respectively, of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.3 years measured from June 30, 2008 and 2.7 years measured from June 30, 2007.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which the fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effects on an entity’s earnings of its choice to use fair value measure of its financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of SFAS 159 on January 1, 2008 did not have any material effect on our consolidated financial position, results of operation and cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160) Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning or on after December 15, 2008. The Company is currently assessing the impact that adoption of SFAS No. 160 may have on our consolidated financial statements.

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

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income and credit available to consumers and their confidence about economic conditions, including the availability and prices of gasoline and prevailing interest rates. As a result, recessionary conditions and increases in gasoline prices or in interest rates often lead to declines in the purchase and, to a somewhat lesser extent, in the usage, of RVs and boats, because these conditions increase the consumers’ costs of purchasing, and the costs and difficulties of using, their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, shortages in the supply or increases in the prices of gasoline, increases in interest rates, tightening in the availability of credit to consumers, and unusually adverse weather conditions.

Overview of Operating Results for the Three and Six Months Ended June 30, 2008 and 2007

Set forth below is financial data that provides a comparison of our results of operations for the three and six months ended June 30, 2008 to the results of operations for the same respective periods of 2007. The data is presented in thousands of dollars (except for per share data).

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change 2008 vs. 2007	Amounts		% Change 2008 vs. 2007
	2008	2007		2008	2007
Net Sales	$41,217	$50,827	(18.9)%	$80,685	$94,465	(14.6)%
Gross Profit	8,826	9,750	(9.5)%	16,738	17,917	(6.6)%
Selling, general & administrative exp.	6,299	6,884	(8.5)%	14,497	15,227	(4.8)%
Operating income	2,527	2,866	(11.8)%	2,241	2,690	(16.7)%
Other expense	596	688	(13.4)%	1,147	1,335	(14.1)%
Earnings before income taxes	1,931	2,178	(11.3)%	1,094	1,355	(19.3)%
Net earnings	1,561	1,515	3.0%	711	873	(18.5)%
Earnings per common share – diluted	$0.35	$0.33	6.1%	$0.16	$0.19	(15.8)%

As indicated in the table above, operating income decreased by 11.8% to $2.5 million in the three months ended June 30, 2008 from $2.9 million in the same three months of 2007. In the six months ended June 30, 2008, operating income declined by 16.7%, to $2.2 million from $2.7 million in the same six months of 2007. Those decrease were primarily attributable a substantial decline in purchases and in the usage by consumers of RVs and boats which, in turn, led to declines in their demand for the products we sell. We believe that these declines were primarily due to increases in the price of gasoline to record levels and the downturn in the economy, which has led to declines in consumer confidence and discretionary income and a tightening in the availability of consumer credit for purchases of RVs and boats.

Despite these conditions, we were able to improve our gross profit margins to 21.4% and 20.8%, respectively, in the three and six months ended June 30, 2008, as compared to 19.2% and 19.0%, respectively in the same three and six month periods of 2007. Those gross margin improvements were primarily the result of (i) price increases implemented on selected products in the second half of 2007, (ii) a strengthening of the Canadian dollar in relation to the U.S. dollar, which had the effect of reducing the costs of sales incurred by our Canadian subsidiary, and (iii) a change in the mix of products sold to a greater proportion of higher-margin products that we source from Asia.

Notwithstanding the decline in operating income, net earnings for the three months ended June 30, 2008 increased by $46,000, or 3%, as compared to net earnings in the three months ended June 30, 2007, primarily as a result of a decline in interest expense and a decrease in our effective tax rate in this year’s second quarter. The decline in interest expense was the result of decreases in our borrowings, due primarily to reductions in inventories, and in the average interest rate paid on those borrowings. On the other hand, our net earnings in the six months ended June 30, 2008 declined to $711,000, or $0.16 per diluted share, from $873,000, or $0.20 per diluted share, in the same six months of 2007, primarily due to the decline in net sales, the effects of which more than offset the improvement in our gross profit margin and a decline in other expense in the first six months of the current year.

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

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax loss carryforwards and tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At June 30, 2008, the aggregate amount of that deferred tax asset was approximately $2.1 million. Under applicable federal and state income tax laws and regulations, tax loss carryforwards and tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements However, if due to future events or circumstances, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, it may become necessary for us to create a valuation allowance in order to reduce the amount at which we record the deferred tax asset to the amount we believe we will be able to fully utilize. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statements of income, which would have the effect of reducing our income in the fiscal period or periods in which such provisions are recorded.

Long-Lived Assets and Intangible Assets. Long-lived assets, such as property and equipment and certain types of identifiable intangibles, are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying value. In the event that we were to determine that the fair value of the asset has declined below its carrying value, we would be required to reduce the value at which we record the asset on our balance sheet to its fair value through a charge to earnings.

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

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, in the last quarter of 2005, we began selling a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established a reserve for possible warranty claims on these products and the amount of that reserve was approximately $506,000 at June 30, 2008. In the event that the assumptions and estimates on which the amount of the reserve was determined later prove to be incorrect due to increases in the number or the dollar amounts of the warranty claims we receive, it could become necessary for us to increase the reserve by means of a charge to our income. Increases in sales of these products in the future also may require us to increase our warranty reserve.

Results of Operations

Net Sales

The following table sets forth and compares our net sales (in thousands of dollars) for the three and six month periods ended June 30, 2008 and 2007:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change 2008 vs. 2007	Amounts		% Change 2008 vs. 2007
2008	2007		2008	2007
(Unaudited)
$ 41,217	$50,827	(18.9)%	$80,685	$94,465	(14.6)%

The declines in net sales during the three and six months ended June 30, 2008 were due primarily to a continued slowdown in purchases and in the usage by consumers of RVs and boats. That slowdown, we believe, was primarily due to (i) a further downturn in the economy, which led to declines in consumer confidence and discretionary income and a tightening in the availability of consumer credit, and (ii) increases in the price of gasoline to record levels due primarily to increases in the worldwide cost of crude oil. These conditions led consumers to reduce their purchases and usage of RVs and boats which, in turn, resulted in declines in demand for and purchases of the products that we sell in both the three and six months ended June 30, 2008.

Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including freight charges. Gross margin is gross profits stated as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Gross Profit	$8,826	$9,750	$16,738	$17,917
Gross Margin	21.4%	19.2%	20.8%	19.0%

The increases in our gross margin in the three and six months ended June 30, 2008, as compared to the same respective periods of 2007, were due primarily to (i) price increases implemented on selected products, (ii) the strengthening of the Canadian Dollar, which enabled our Canadian subsidiary, which purchases products from suppliers in the United States, to improve its margins, and (iii) a change in the mix of products sold to a greater proportion of higher-margin products sourced from Asia. These factors more than offset the effect on our gross margin of increases in freight and shipping costs.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Selling, general and administrative expenses	$6,299	$6,884	$14,497	$15,227
As a percentage of net sales	15.3%	13.5%	18.0%	16.1%

Our selling, general and administrative (“SG&A”) expenses decreased, in absolute dollars, by $585,000, or 8.5%, in the quarter ended June 30, 2008 and by $730,000, or 4.8%, in the six months ended June 30, 2008, as compared to the same respective periods of 2007. Despite these declines, as a percentage of net sales those expenses increased to 15.3% in the three months ended June 30, 2008, from 13.5% in the same three months of 2007, and to 18.0% in the six months ended June 30, 2008 from 16.1% in the same six months of 2007 due to the decreases in net sales.

Other Expense

Other expense consists primarily of interest expense that we incur on borrowings and, to a lesser extent, foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Other Expense
Interest Expense	$457	$699	$859	$1,238
Other	139	(11)	288	97

Total	$596	$688	$1,147	$1,335

As a percentage of net sales	1.5%	1.4%	1.4%	1.4%

The decreases in other expense in the three months and six months ended June 30, 2008, as compared to the same respective periods of 2007, were primarily the result of reductions in our average outstanding borrowings and a decrease in the average rate of interest charged on borrowings under on our bank line of credit during the first six months of this year, as compared to the same period last year. The interest rate on our bank borrowings is tied to market rates of interest and that interest rate decrease was due to a decline in market rates of interest caused by interest rate reductions implemented by the Board of Governors of the Federal Reserve System in an effort to head off a possible economic recession. The decreases in interest expense more than offset other expenses consisting of a foreign currency exchange loss and a loss on the disposition of software that we had used in the past in managing product shipments.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Income tax provision	$370	$663	$383	$482
Effective tax rate	19.2%	30.4%	35.0%	35.6%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. The provision that we make for income taxes in interim periods is based upon our estimate of taxable income for the entire year. If our estimate of our taxable income changes during the year due to changes in our financial performance or in the mix between deductible and non-deductible expenses, we make corresponding adjustments in the provision for income taxes that will cause our effective tax rate to change.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2010, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and from $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate plus 0.25 percent or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.00 percent. Our revolving credit line agreement requires us to maintain certain financial covenants. At June 30, 2008 we were in compliance with all such covenants.

Generally, due to the seasonality of our business, we build inventories during the months leading up to, and as sales increase during, the summer selling season. As a result, we rely more heavily on borrowings during the first six months of the year than we do during the remainder of the year, primarily to fund increases in inventories and accounts receivables. Consequently, net borrowings under our credit facility were $6.0 million in the six months ended June 30, 2008 and $10.6 million in the six months ended June 30, 2007. The decrease in net borrowings during the first six months of 2008, as compared to the same six months of 2007, reflects the decline in purchases and usage of RVs and boats by consumers, which led our customers, which consist of principally of retail dealers and service centers, to reduce their purchases of the products we sell.

At June 30, 2008, our bank borrowings totaled $30.4 million. During July 2008 we were able to reduce our bank borrowings and, as a result, at July 31, 2008, our outstanding bank borrowings totaled $22.8 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the six months ended June 30, 2008, our accounts receivable increased by $7.3 million as compared to an increase of $13.0 million in the same period of 2007. This decline was due primarily to the decrease in net sales during the first six months of this year as compared to the same six months of 2007.

Our inventories decreased by $3.4 million in the first six months of 2008 as compared to an increase of $10,000 for the comparable period in 2007. At June 30, 2008, our inventories were $41.6 million as compared to $46.7 million at June 30, 2007. This reduction in inventories was made in response to the decline in demand by consumers for products that we sell. As a result of that reduction, our accounts payable decreased by $2.7 million in the six months ended June 30, 2008 as compared to an increase in accounts payable of $224,000 in the same period in 2007.

We made capital expenditures of $239,000 in the six months ended June 30, 2008 and $859,000 in the same period of 2007. These expenditures were primarily for purchases of warehouse, testing and design and computer equipment.

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

Contractual Obligations at December 31, 2007:	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-Term debt Obligations	$24,418	$—	$24,418	$—	$—
Capital Lease Obligations	371	125	246
Operating Lease Obligations	24,062	4,227	9,137	1,889	8,809
Purchase Obligations under letters of credit	75	75	—	—	—

Total	$48,926	$4,427	$33,801	$1,889	$8,809

Share Repurchases. In 2005, the Board of Directors approved a stock buyback program which authorized us to repurchase up to $2,940,000 of our shares of common stock in open market or private purchases. We repurchased $1,000 of our shares during the first six months of 2008 and approximately $108,000 of our shares in the first six months of 2007, respectively, pursuant to this program.

Cash Dividends. The Board of Directors has adopted a dividend policy which provides for the payment of quarterly cash dividends to our stockholders. In May 2008, the Board of Directors reduced the quarterly dividend from $0.07 per share to $0.03 per share. The Board of Directors concluded that the reduction was prudent in order to enable the Company to preserve its cash resources for and reduce its reliance on borrowings to fund operations, in response to the economic difficulties that are adversely affecting the Company’s markets. Because of that reduction, we paid $445,000 in dividends in the first six months of 2008 as compared to $621,000 in the same period of 2007. The declaration of cash dividends in the future, pursuant to this dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and its available cash resources.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2008 will be to fund operations, capital expenditures and the payment of cash dividends, and we anticipate that we will be able to fund those cash requirements in 2008 with borrowings under our revolving credit facility and internally generated funds.

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins. We plan to establish new product supply relationships, including relationships that will enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from March through August than we do during the remainder of the year when winter weather conditions result in reductions in the purchase and in the usage of RVs and boats and, therefore, also in the demand for our products, by consumers. Because a substantial portion of our expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements during the period from September through February when our sales are lower.

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

Forward Looking Information and Risk Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements contain estimates or predictions of future financial performance or financial condition, or are statements about financial or market trends that may affect our future results of operations, which are based upon current information and which are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, although they are not limited to, the following:

Our business is seasonal and is subject to various economic and climatic influences which create uncertainties and risks for our business. Our sales are affected directly by the purchase and usage levels of RVs and boats. The purchase and usage of RVs and boats are affected by consumers’ level of discretionary income and their confidence about economic conditions; weather conditions; prevailing interest rates and the availability of consumer credit; and the availability and prices of gasoline. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic downturns or recessions, which cause consumers to reduce their purchases and usage of RVs and boats.

•

Increases in interest rates and tightening in credit underwriting standards by banks and other lenders which affect the affordability and availability of financing that consumers need to purchase RVs and boats and accessories for their RVs and boats.

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

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and the interest we pay on such borrowings impacts our operating results. Our existing bank debt also makes us more vulnerable to general economic downtowns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement and could adversely affect our financial condition and performance.

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

No assurance that we will continue to pay cash dividends in the future. Although the Board of Directors has adopted a cash dividend policy that provides for regular quarterly cash dividends, currently in the amount of $0.03 per share, the payment of cash dividends in the future will depend on a number of factors, including, but not limited to, our future financial performance and economic conditions in our markets that can affect our sales and operating results, our available cash resources and the cash requirements of our business, and possibly also, the consents of third parties, such as the lender under our revolving credit facility. As a result, there can be no assurance that future quarterly dividends will be equal to the $0.03 per share called for by our current dividend policy or that we will not find it necessary to suspend or even terminate the payment of cash dividends in the future.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2008, we had outstanding approximately $30.4 million under our revolving credit facility.

We sometimes enter into forward exchange agreements to reduce the effect of foreign currency fluctuations on a portion of our inventory purchases in Canada for our Canadian operations. The gains and losses on these contracts are reflected in earnings in the period during which the transactions being hedged are recognized. We believe that these types of agreements do not subject us to significant market risk from exchange rate movements because the agreements offset gains and losses on the balances and transactions being hedged. As of June 30, 2008, there were no such agreements outstanding.

At June 30, 2008 approximately 10% of our bank debt was denominated in Canadian currency, which also exposes us to market risk associated with currency exchange rate movements. Historically, we have not used derivative financial instruments to manage our exposure to foreign currency rate fluctuations since the market risk associated with our foreign currency denominated debt has not been considered significant.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

Except for any updates set forth in Item 2 of Part I of this Report, under the caption “Forward Looking Information and Risk Factors that Could Affect Our Future Financial Performance,” there were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases.

The following table sets forth information regarding our share repurchases in each of the months during the quarter ended June 30, 2008.

	(a)	(b)	(c)	(d)
	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1 to April 30, 2008	—	$—	—	$161,500
May 1 to May 31, 2008	165	$5.44	165	$160,600
June 1 to June 30, 2008	—	$—	—	$160,600

Total	165	$5.44	165

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2008	By:	/s/ SANDRA A. KNELL
Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1