Form 10-Q
period 2008-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2008-11-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of Indicate “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act, (Check one):

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

4,449,431 shares of Common Stock as of November 3, 2008

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2008		December 31, 2007
	(unaudited	)
ASSETS
CURRENT ASSETS
Cash	$3,255		$790
Accounts receivable – net of allowances of $1,375 and $1,504 as of September 30, 2008 and December 31, 2007, respectively	12,211		14,889
Inventories – net of allowances of $1,795 and $2,570 as of September 30, 2008 and December 31, 2007, respectively	35,540		45,027
Other current assets	4,656		3,890

Total current assets	55,662		64,596
PROPERTY, PLANT, AND EQUIPMENT, NET	3,017		3,444
OTHER ASSETS	1,326		1,267

	$60,005		$69,307

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$134		$125
Accounts payable	3,472		8,472
Accrued liabilities	4,079		3,424

Total current liabilities	7,685		12,021
LONG-TERM OBLIGATIONS	20,543		24,795
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—		—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,449,431 and 4,439,225 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	16,081		15,865
Accumulated other comprehensive income	1,384		2,157
Retained earnings	14,312		14,469

	31,777		32,491

	$60,005		$69,307

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

Three and Nine Months Ended September 30,

(Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$34,683	$43,173	$115,368	$137,638
Cost of sales, including distribution costs	28,486	34,757	92,433	111,305

Gross profit	6,197	8,416	22,935	26,333
Selling, general and administrative expenses	6,808	6,582	21,305	21,809

Operating income (loss)	(611)	1,834	1,630	4,524
Other income (expense)
Interest	(323)	(485)	(1,182)	(1,723)
Other	33	(5)	(255)	(102)

	(290)	(490)	(1,437)	(1,825)

Earnings (loss) before income taxes	(901)	1,344	193	2,699
Income tax provision (benefit)	(611)	510	(228)	992

Net earnings (loss)	$(290)	$834	$421	$1,707

Basic earnings (loss) per share	$(0.07)	$0.19	$0.09	$0.39

Diluted earnings (loss) per share	$(0.07)	$0.18	$0.09	$0.38

Dividends per common share	$0.03	$0.07	$0.13	$0.21

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

Nine months ended September 30,

(Unaudited)

(Dollars in thousands)

	2008	2007
Cash flows from operating activities:
Net earnings	$421	$1,707
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	721	667
Stock-based Compensation expense	175	153
Equity in net earnings of affiliated companies, net of distributions	34	34
Gain (Loss) on sale of property and equipment	81	(3)
Changes in assets and liabilities:
Accounts receivable	2,678	(593)
Inventories	9,487	1,782
Other current assets	(766)	2,205
Accounts payable	(5,000)	(3,621)
Accrued liabilities	655	390

Total adjustments	8,065	1,014

Net cash provided by operating activities	8,486	2,721
Cash flows from investing activities:
Capital expenditures	(345)	(1,443)
Proceeds from sale of property and equipment	1	10
Change in other assets	(117)	141

Net cash used in investing activities	(461)	(1,292)
Cash flows from financing activities:
Borrowings under notes payable and line-of-credit agreements	134,761	170,239
Repayments under notes payable and line-of-credit agreements	(138,988)	(171,819)
Issuance of common stock pursuant to employee stock option and purchase plans	42	430
Dividends paid	(578)	(930)
Retirement of common stock	(1)	(485)

Net cash used in financing activities	(4,764)	(2,565)
Effect of exchange rate changes on cash	(796)	1,290

NET INCREASE IN CASH	2,465	154
Cash beginning of period	790	721

Cash end of period	$3,255	$875

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2008 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007. The accounting policies followed by us are set forth in Note A to, and these condensed consolidated financial statements should be read in conjunction with, our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2.	The Company’s business is seasonal and its results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2008 all 597,333 of the Company’s outstanding options were excluded from the computation of diluted earnings per share because the Company incurred a loss for the period and the inclusion of those options would be anti-dilutive. For the nine months ended September 30, 2008 482,000 options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s stock during that period. For the three and nine months ended September 30, 2007, 342,000 and 286,000 shares of common stock issuable on exercise of stock options were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during those periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Numerator:
Net earnings (loss)	$(290)	$834	$421	$1,707
Denominator:
Weighted average shares outstanding	4,448	4,431	4,445	4,425
Dilutive effect of stock options	—	93	39	113

Denominator for diluted net income (loss) per share	4,448	4,524	4,484	4,538

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2008 (remaining three months)	$1,118
2009	4,230
2010	3,652
2011	3,189
2012	2,531
Thereafter	9,660

$24,380

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
USA	$25,383	$31,843	$82,620	$102,549
Canada	9,300	11,330	32,748	35,089
Other	—	—	—	—

	$34,683	$43,173	$115,368	$137,638

6.	Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Net earnings (loss)	$(290)	$834	$421	$1,707
Change in accumulated foreign currency translation adjustment	(528)	746	(773)	1,488

Comprehensive earnings (loss)	$(818)	$1,580	$(352)	$3,195

7.	Stock Based Compensation. Effective January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement 123R, Share-Based Payment (“SFAS 123R”) which requires entities that grant stock options or other equity compensation awards to employees to recognize, for financial reporting purposes, the fair value of those options and shares as compensation cost over their respective service (vesting) periods. SFAS 123R provides for, and the Company has elected to adopt, the modified prospective application method of recognizing such compensation costs, pursuant to which equity compensation is comprised of (i) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, based on their grant date fair values estimated in accordance with the original provisions of SFAS No. 123, and (ii) compensation cost for all share-based awards granted subsequent to December 31, 2005, based on their grant date fair values estimated in accordance with the provisions of SFAS 123(R). The Company’s stock option compensation expense was $45,000 and $55,000 for the quarters ended September 30, 2008 and 2007, respectively and $175,000 and $153,000 for the nine months ended September 30, 2008 and 2007, respectively.

In 1997 the Company adopted an Employee Stock Purchase Plan to encourage employees to purchase shares of our common stock and, thereby, become stockholders of the Company. A total of 400,000 shares of the Company’s common stock were reserved for issuance under this Plan. The Plan was available to all full-time employees (other than employees that own 5% or more of our outstanding shares of common stock) and participation was voluntary. Employees who desired to participate in that Plan could elect to do so at the beginning of an annual “purchase” period, at which time they were required to authorize payment for the shares they desired to purchase under the Plan by payroll deductions to be made ratably over the annual purchase period. The price at which shares were sold under the Plan was 85% of the market price of the Company’s shares, either at the beginning of the purchase period, or at the end of the purchase period, whichever was lower which was determined at the end of the purchase period. At that time the participating employees had the option of having their withholdings applied to purchase shares under the Plan or withdrawing from the Plan, in which case their accumulated payroll deductions would be refunded. The Plan expired in 2007 and no additional shares may be sold under the Plan.

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

We used the following weighted average assumptions in estimating the fair value of the options issued in the periods indicated below:

	Nine Months Ended September 30,
	2008	2007
Stock Option Plans:
Expected volatility	42%	46%
Risk free interest rates	2.6%	4.5%
Expected dividend yields	5.4%	3.6%
Expected lives	3 years	4 years
Stock Purchase Plan(1)
Expected volatility	N/A	40%
Risk free interest rates	N/A	4.90%
Expected dividend yields	N/A	3.6%
Expected lives	N/A	1 year

(1) As noted above, the Stock Purchase Plan expired in 2007 and, therefore, no stock based compensation awards were granted under the Plan in 2008.

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

In August 2008, the Company’s shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which set aside 300,000 shares of Common Stock for the grant of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock; plus an additional 41,500 shares, which number was equal to the number of shares then available for the grant of new options under the Company’s existing stock incentive plans. At the same time, those 41,500 shares ceased to be issuable. Options to purchase a total of 8,000 shares of our common stock granted under the 2008 Plan were outstanding at September 30, 2008. Options to purchase 589,333 shares of our common stock granted under previous plans were outstanding at September 30, 2008.

The following table summarizes stock option activity during the nine month periods ended September 30, 2008 and 2007:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	113,000	5.05
Exercised	(4,000)	3.13
Forfeited	—	—

Outstanding at September 30, 2008	597,333	$6.26	4.4 years	$52,723
Exercisable at September 30, 2008	237,833	$5.27	4.2 years	$52,723

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	158,000	8.16
Exercised	(93,000)	3.19
Forfeited	(14,000)	5.06

Outstanding at September 30, 2007	488,333	$6.51	5.2 years	$444,365
Exercisable at September 30, 2007	133,833	$4.35	4.6 years	$331,705

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on September 30, 2008 or 2007, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2008 or 2007, respectively. The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $0 and $276,878, respectively.

The weighted average grant-date fair value of options granted during the nine month periods ended September 30, 2008 and 2007 was $1.33 and $2.57 respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2008 and 2007, and changes during the nine month periods ended September 30, 2008 and 2007, is presented below:

	Shares	Weighted Average Exercise Price
Nonvested at December 31, 2007	354,500	$2.44
Granted	113,000	1.33
Vested	(108,000)	2.37
Forfeited	—	—

Nonvested at September 30, 2008	359,500	$2.11

	Shares	Weighted Average Exercise Price
Nonvested at December 31, 2006	248,000	$2.42
Granted	158,000	2.58
Vested	(39,000)	2.92
Forfeited	(12,500)	2.18

Nonvested at September 30, 2007	354,500	$2.44

As of September 30, 2008 and 2007, there was $465,429 and $575,322, respectively, of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 2.4 years in 2008 and 2.8 years in 2007.

8.	Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 was to have become effective for us as of January 1, 2008. However, at its February 6, 2008 meeting, the FASB decided to defer, for one year, the effective date of SFAS No 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually).

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effect on an entity’s earnings of its choice to use fair value measure of its financial assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of SFAS 159 on January 1, 2008 did not have any material effect on our consolidated financial position, results of operation and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS NO. 141R”), Business Combinations. SFAS No. 141 (R) will change accounting for business combinations. Under SFAS 141(R) , an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a business acquisition transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141® applies prospectively to business combinations for which the acquisition date is on or after the beginning g of the first annual reporting period beginning on or after December 31, 2008. SFAS No. 141(R) will have an impact on accounting for business combination once adopted, but the effect is dependent upon acquisitions that are effectuated after its effect date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160) Noncontrolling Interests in Consolidated Financial Statements —An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently assessing the impact that adoption of SFAS No. 160 may have on our consolidated financial statements.

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

In June 2008, the FASB issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (FSP EITF 03-06-1). This FSP addresses whether instruments granted in Share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service FSP EITF 03-06-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 14,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales are affected primarily by (i) usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for an purchases of replacement parts, repair services and supplies, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income and credit available to consumers, the availability and prices of gasoline, prevailing interest rates and their confidence about economic conditions. As a result, recessionary conditions, a tightening of available credit or increases in prevailing interests rates and increases in gasoline prices often lead to declines in the purchase and, to a somewhat lesser extent, in the usage, of RVs and boats, because these conditions increase the consumers’ costs of purchasing, and the costs and difficulties of using, their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, shortages in the supply or increases in the prices of gasoline, tightening in the availability of credit to consumers, increases in interest rates, and unusually adverse weather conditions. A combination of worsening economic conditions, increases in the prices of gasoline, and a tightening of consumer credit resulted in a significant decline in consumer confidence and adversely affected our operating results in fiscal 2008.

Overview of Operating Results –Three and Nine Months Ended September 30, 2008 vs. Three and Nine Months Ended September 30, 2007

Set forth below is financial data that provides a comparison of our results of operations for the three and nine months ended September 30, 2008 to the results of operations for the same respective periods of 2007. The data is presented in thousands of dollars (except for per share data).

	Three Months Ended September 30,		Nine Months Ended September30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Net Sales	$34,638	$43,173	$115,368	$137,638
Gross profit	6,197	8,416	22,935	26,333
Selling, general and administrative expenses	6,808	6,582	21,305	21,809
Operating income (loss)	(611)	1,834	1,630	4,524
Earnings (loss) before income taxes	(901)	1,344	193	2,699
Income tax provision (benefit)	(611)	510	(228)	992
Net earnings (loss)	(290)	834	421	1,707
Net earnings (loss) per common share –diluted	$(0.07)	$0.18	$0.09	$0.38

The operating and net losses, and the net loss per diluted share, in the three months ended September 30, 2008, and the declines in operating income and net earnings and net earnings per diluted share in the nine months ended September 30, 2008, were primarily attributable to a substantial decline in purchases and in the usage by consumers of RVs and boats which, in turn, led to declines in the demand for the products we sell. We believe that these declines were primarily due to increases in the price of gasoline to record levels, a worsening of economic conditions and a tightening in the availability of consumer credit for purchases of RVs and boats, which has led to declines in consumer confidence and discretionary income.

Critical Accounting Policies and Estimates

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

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. Shipping and handling costs that are billed to our customers are included in revenue in accordance with EITF No. 00-10. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns which reduces the amounts of our reported sales. We estimate the allowanced based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit product returns.

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

Inventory and Reserve for Excess and Obsolete Inventory. We are a wholesale distributor, and not a manufacturer of products and, therefore, all of our inventory consist of finished good. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning future economic and market conditions and estimates of future sales. If there is an economic downtown or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers, however, due to the relative maturity of the markets in which the company operates, usually theses are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. At September 30, 2008 and December 31, 2007, our reserve for excess and obsolete inventory was $1,795,000 and $2,570,000, respectively.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet tax deductions that can be applied in future periods to offset or reduce our future income tax liability. At September 30, 2008, the aggregate amount of that deferred tax asset was approximately $2.3 million. Under applicable federal and state income tax laws and regulations, tax deductions will expire if not used within specified periods of time. Accordingly, the ability to use this deferred tax asset depends on the taxable income that we are able to generate during those time periods. We have made a judgment, based on historical experience and current and anticipated market and economic conditions and trends, that it is more likely than not that we will be able to generate taxable income in future years sufficient to fully use the deferred tax asset that is recorded in our financial statements However, if due to future events or circumstances, such as an economic downturn that might adversely affect our operating results, we subsequently come to a different conclusion regarding our ability to fully utilize this asset, we would create a valuation allowance in order to reduce the amount at which we record the deferred tax asset. The creation of such an allowance would be effectuated by an increase in the provision (or a reduction in the credit) for income taxes in our statement of income, which would have the effect of reducing our income in the fiscal period in which such provision is recorded. We have determined that, as of September 30, 2008, no valuation allowance was required.

Long-lived Assets. Long-lived assets are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

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

Stock Based Compensation. We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006. SFAS 123R established standards in accounting for transactions in which an entity exchanges its equity instruments for goods or services, such as the options issued under the Company’s Equity Incentive Plan. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method, we began recognizing compensation costs on January 1, 2006 for the fair value of (i) all share based award grants made on or after such date and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of January 1, 2006, in each case based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we began selling a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established a reserve for possible warranty claims on these products, the amounts of which were approximately $555,000 at September 30, 2008 and $553,000 at December 31, 2007. In the event that the assumptions and estimates on which the amount of the reserve was determined later prove to be incorrect due to increases in the number or the dollar amounts of the warranty claims we receive, it could become necessary for us to increase the reserve by means of a charge to our income. Increases in sales of these products in the future also may require us to increase our warranty reserve.

Results of Operations

Net Sales

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change	Amounts		% Change 2008 vs. 2007
2008	2007	2008 vs. 2007	2008	2007
(Unaudited)
$ 34,683	$43,173	(19.7)%	$115,368	$137,638	(16.2)%

The decreases in net sales during the three and nine months ended September 30, 2008 were due primarily to a continuing slowdown in purchases and usage for RVs and boats and, therefore, also in purchases of the products we sell. That slowdown, we believe, was primarily attributable to a further downturn in the economy, a tightening in the availability of consumer credit needed to purchase RVs and boats, and record-high gasoline prices, all of which led to declines in consumer confidence and discretionary spending in both the three and nine months ended September 30, 2008.

Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Gross Profit	$6,197	$8,416	$22,935	$26,333
Gross Margin	17.9%	19.5%	19.9%	19.1%

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, inbound freight charges, merchandise receiving, handling and storage costs, and out-bound freight charges. Gross margin is gross profit stated as a percentage of net sales.

As the table above indicates, in the quarter ended September 30, 2008 our gross margin declined as compared to the same quarter months of 2007. That decrease was primarily due to the effect of fixed warehouse costs on reduced sales levels and higher out-bound freight costs. On the other hand, in the nine months ended September 30, 2008, our gross margin increased as compared to the same nine months of 2007. That increase was due primarily to (i) prices increases implemented on selected products, (ii) the strengthening of the Canadian dollar, which enabled our Canadian subsidiary, which purchases products from suppliers in the Untied States, to improve its margins, and (iii) a change in the mix of products sold to a greater proportion of higher-margin products sourced from Asia. These factors more than offset the effect on our gross margin of increase in freight and warehouse costs in the nine months ended September 30, 2008.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Selling, general and administrative expenses	$6,808	$6,582	$21,305	$21,809
As a percentage of net sales	19.6%	15.2%	18.5%	15.8%

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, administrative labor and other administrative expenses, professional fees, insurance premiums, provisions made for uncollectible accounts and stock based compensation expense. SG&A expenses, expressed as a percentage of net sales, increased in both the three and nine month periods ended September 30, 2008 primarily as a result of the decline in net sales in each of those periods. In absolute dollars, SG&A expenses increased by $226,000 or 3.4% in the three months ended September 30, 2008, due primarily to (i) provisions made, in the third quarter of 2008, to increase the allowance for uncollectible accounts in response to worsening economic and market conditions that have increased the risk of customer payment defaults, and (ii) the incurrence of cancellation fees as a result of a decision by the Company to cancel its annual dealer trade show, scheduled for February 2009, in order to reduce trade show related selling and marketing expenses that would otherwise have to be incurred in the fourth quarter of 2008 and the first quarter of 2009. The decision to cancel the dealer trade show was made in furtherance of the Company’s objective to bring costs more into line with revenues. However, in its place, the Company will be conducting a “virtual” online dealer trade show in the first quarter of 2009. In the nine months ended September 30, 2008, SG&A expenses decreased, in absolute dollars, by $504,000 or 2.3%, as compared to the same nine months of 2007, due primarily to cost reductions implemented during the first six months of 2008, which more than offset the increase in SG&A expenses in this year’s third quarter.

Other Expense

Other expense consists primarily of interest expense that we incur on borrowings and, to a lesser extent, foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Other Income (Expense)
Interest income (expense)	$(323)	$(485)	$(1,182)	$(1,723)
Interest income (expense)	33	(5)	(255)	(102)

Total	$(290)	$(490)	$(1,437)	$(1,825)
As a percentage of net sales	0.8%	1.1%	1.3%	1.3%

The decreases in other expense in the three months and nine months ended September 30, 2008, as compared to the same respective periods of 2008, were primarily the result of reductions in our average outstanding borrowings and a decrease in the average rate of interest charged on borrowings under our bank line of credit during the first nine months of this year, as compared to the same period last year. The interest rate on our bank borrowings is tied to market rates of interest and the decrease in that interest rate was due to a decline in market rates of interest that were primarily attributable to interest rate reductions implemented by the Board of Governors of the Federal Reserve System in an effort to head off the downturn in the economy and increase the availability of credit. The increase in other expense to $255,000 in the nine months ended September 30, 2008 was primarily due to a foreign currency exchange loss and, to a lesser extent, a loss on the disposal of software, in that nine month period.

Income Tax Provision (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)
Income tax provision (benefit)	$(611)	$510	$(228)	$992

The amount of income tax that we pay is affected primarily by the amount of our expenses that are not deductible for income tax purposes and by the fact that income generated by our foreign subsidiaries is subject to varying rates of tax that differ from the tax rate that determines our U.S. income taxes. The income tax benefits of $611,000 and $228,000 for the three and nine months ended September 30, 2008, respectively, were primarily attributable to a $319,000 California income tax credit we received, under a state jobs program, due to the relocation of one of our distribution centers to an area experiencing a relatively high rate of unemployment.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds. Under the terms of that revolving credit facility, which expires in May 2010, we may borrow up to the lesser of (i) $50,000,000 during the period from March through July, and from $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. Interest on the revolving credit facility is payable at the bank’s prime rate or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate, plus 2.00 percent. Our revolving credit line agreement requires us to maintain certain financial covenants. At September 30, 2008 we were in compliance with all such covenants.

Our outstanding bank borrowings at September 30, 2008 totaled $20,268,000. During October 2008 we used internally generated funds to reduce our bank borrowings and, as a result, at November 5, 2008, outstanding bank borrowings totaled $18,582,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

We generally use cash for, rather than generate cash from, operations during the first nine months of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below. However, during the nine months ended September 30, 2008, we generated $8.5 million of cash from operations due primarily to decreases in accounts receivable and inventories of $2.7 million and $9.5 million respectively. Those decreases were primarily attributable to the decline in our sales, as the economic downturn, record-high gasoline prices and the tightening in the availability of consumer credit reduced the use and purchases of RVs and boats by consumers that, in turn, resulted in a decline in the demand for the products we sell.

In response to that decline in our net sales, we reduced inventories to $35.5 million at September 30, 2008, from $44.9 million at September 30, 2007. As a result of that reduction, our accounts payable decreased by $5.0 million in the nine months ended September 30, 2008 as compared to a decline of $3.6 million in the same period in 2007.

We made capital expenditures of $345,000 in the nine months ended September 30, 2008 and $1,443,000 in the comparable period in 2007. These expenditures were primarily for purchases of warehouse, testing and design and computer equipment.

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

	Total of Contractual Obligations	Maturities of Contractual Obligations
Contractual Obligations at December 31, 2007:		Less than One year	Two to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations	$24,418	$—	$24,418	$—	$—
Capital lease obligations	371	125	246		--
Operating lease obligations	24,062	4,227	9,137	1,889	8,809
Purchase obligations under letters of credit	75	75	—	—	—
Other	750	400	350	—	—

Totals	$49,676	$4,827	$34,151	$1,889	$8,809

Our long term debt obligations consist primarily of borrowings under our long term revolving bank line of credit. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often does fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change form year to year. Set forth above, in the first paragraph under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2008.

We made net repayments of long-term debt of $4,227,000 in the nine months ended September 30, 2008 and $1,580,000 in the nine months ended September 30, 2007.

Share Repurchases. In 2005, our Board of Directors approved a share buyback program which authorized us to repurchase up to $2,940,000 of our shares of common stock in open market or private purchases. We repurchased $1,000 of our shares during the first nine months of 2008 and approximately $485,000 of our shares in the first nine months of 2007, respectively, pursuant to this program. We did not, however, purchase any shares under this program in the three months ended September 30, 2008. As of that date, $160,600 remained available for the purchase of shares under that program. However, the Company is not obligated to purchase any additional shares under this program and the number of shares that the Company purchases, if any, will depend on the Company’s available cash resources and the number of shares that become available for purchase. Additionally, the Company is free to suspend or discontinue such purchases at any time in its discretion.

Cash Dividends. The Board of Directors has adopted a dividend policy which provides for the payment of quarterly cash dividends to our stockholders. In May 2008, the Board of Directors reduced the quarterly dividend from $0.07 per share to $0.03 per share due to a determination that the reduction was prudent in order to enable the Company to preserve its cash resources for and reduce its reliance on borrowings to fund operations, in response to the economic difficulties that are adversely affecting the Company’s markets. Because of that reduction, we paid $578,000 in dividends in the first nine months of 2008 as compared to $930,000 in the same period of 2007. The declaration of cash dividends in the future, pursuant to this dividend policy, is subject to determination each quarter by the Board of Directors based on a number of factors, including the Company’s financial performance and available cash resources and market and economic conditions.

Expected Uses and Sources of Funds. We expect our principal uses for cash during the 12 months ending September 30, 2009 will be to fund operations and the capital expenditures, pay cash dividends and make share repurchases, as described above, and we anticipate that we will be able to fund those cash requirements during that period with borrowings under our revolving credit facility and internally generated funds.

We will continue to explore opportunities to introduce new products, increase our product sales and market share and improve our profit margins by establishing new product supply relationships, including with lower cost, high quality, overseas suppliers in the Far East and in other countries and to invest in tooling needed for the manufacture of such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes.

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

Forward Looking Information and Risk Factors that Could Affect Our Future Financial Performance

Other than statements of historical fact, all statements in this Report and, in particular, any statements about our expectations or beliefs regarding our future financial performance or future financial condition or about trends in our business or in our markets, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Our business, and the performance of the markets in which we operate, are subject to a number of important risks and uncertainties that could cause our actual results of operations or financial condition in the future to differ, possibly materially, from our predicted or anticipated results of operation or financial condition discussed in the forward looking statements contained in this Report. Those risks and uncertainties include, although they are not limited to, the following:

Our business is seasonal and is subject to various economic and climatic influences which create uncertainties and risks for our business. Our sales are affected directly by the purchase and usage levels of RVs and boats, which depend on consumers’ level of discretionary income and their confidence about economic conditions and are affected by prevailing interest rates and the availability of consumer credit, the availability and prices of gasoline and weather conditions. As a result, our future sales and earnings can be, and in the past have been, adversely affected by the following:

•	Loss of confidence among consumers regarding economic conditions and the onset of economic downturns or recessions, which can cause consumers to reduce their purchases and usage of RVs and boats.

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

We rely heavily on bank borrowings in the operation of our business. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and the interest we pay on such borrowings impacts our operating results. Our existing bank debt also makes us more vulnerable to general economic downtowns and competitive pressures, which could adversely affect our financial condition and performance and cause us to fail to meet financial covenants in our bank loan agreement.

Risks of relying on sole sources of supply for certain of our products. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other production problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with a competing distributor, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship or reduce, for any other reason, the volume of products it sells to us, our sales and earnings could decline, possibly to a significant extent.

The effects of possible changes in supply relationships in our markets. As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they will sell us product or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to after-market dealers or establish exclusive supply relationships with other distributors or begin selling their products to our competitors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on the RVs and boats at the time of manufacture that, historically, were sold to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and reduced earnings.

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

Risks of patent infringement claims. We design, or have independent product design firms or manufacturers, design and engineer many of the proprietary products and foreign sourced products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary right held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, despite our precautions there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

Additional information regarding these risks and information regarding other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 (the “2007 10-K”) as filed with the Securities and Exchange Commission. Due to the risks and uncertainties described above and in our 2007 10-K, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of its date, or to make predictions about our future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2007 10-K.

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

In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of September 30, 2008, we had outstanding approximately $20.3 million under our revolving credit facility.

The assets and liabilities of our foreign subsidiaries are measured using local currency. For financial reporting purposes, the value of those assets and liabilities are then translated into U.S. dollars at the rate of exchange in effect at end of each reporting period. Additionally, due to our operations in Canada a portion of our bank debt is sometimes denominated in Canadian currency, in amounts that fluctuate during the year and can be as high as 30% during the spring season. As a result, we are exposed, in varying degrees, to market risk arising from changes in currency exchange rates. Accordingly, we sometimes use foreign currency option contracts, foreign currency forward exchange contracts or other similar hedging instruments or transactions in order to mitigate this foreign currency exchange risk. We do not utilize hedging transactions for trading or other speculative purposes and we did not enter into any such hedging transactions in the three or nine month periods ended September 30, 2008 or 2007.

However, in October 2008 we purchased a $5 million (Canadian) foreign currency option to hedge against the risk that changes in the exchange rate of the Canadian dollar, relative to the U.S. dollar, could result in a decrease of the net investment in our Canadian subsidiary. This hedge transaction qualifies for hedge treatment under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” We recorded a net of $265,000 in our assets to recognize the fair value of this foreign currency option. Since there generally is a high correlation between these types of hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. However, if this hedging transaction were to prove to be ineffective, any resulting loss would be recorded as an item of other expense in our consolidated statement of operations.

In the future, we may enter into additional hedging transactions. Any decision to do so would depend on, among other things, the relative significance of our operations in foreign countries, actual and perceived movements in the currency markets and our assessment of the risks and benefits associated with entering into any such hedging transactions.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of September 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to the Company, including its consolidated subsidiaries, is made known to management, including Chief Executive Officer and Chief Financial Officer, on a timely basis.

There was no change in our internal control over financial reporting that occurred during the nine month period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A	RISK FACTORS

There were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007, except as follows:

Due to our operations in foreign countries, fluctuations in currency exchange rates may affect our operating results. Although a substantial portion of our business operations are conducted in the United States, we do have foreign subsidiaries that conduct business in other countries. The assets and liabilities of those subsidiaries are measured in local currency and then are translated into U.S. dollars for financial reporting purposes. Therefore, we are exposed, in varying degrees, to market risk from changes in currency exchange rates as between the local foreign currencies and the U.S. dollar. As a result, we sometimes use foreign currency option and foreign currency exchange contracts, and other similar hedging instruments or transactions, in order to mitigate our exposure to these currency exchange rate fluctuations. We use these hedging instruments as risk management tools and not for trading or speculative purposes. Moreover, since there generally is a high correlation between such hedging instruments and the underlying exposures, the gains and losses on these underlying exposures are generally offset by reciprocal changes in the value of the hedging instruments. Management regularly reviews our foreign currency exchange exposure and will make adjustments as it deems appropriate. Nevertheless, there can be no assurance that any such foreign currency hedging transactions will prove to be successful or that we will not incur foreign currency exchange losses or losses on such transactions.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2008 Annual Meeting of Stockholders was held on August 28, 2008. The matters voted on by stockholders at that Meeting consisted of (i) the election of two Class II Directors to the Company’s Board of Directors to serve for a term of three years and until their successors are elected; (ii) a proposal to approve the 2008 Equity Incentive Plan, which sets aside an additional 400,000 shares for the grant of stock options, restricted rights to purchase shares and stock appreciation rights to officers, other key employees and directors, and (iii) the ratification of the selection of Burr Pilger & Mayer LLP as the Company’s independent registered public accounting firm for fiscal 2008.

Election of Directors. The Board of Directors of the Company nominated John W. Casey and Jim Musbach for election to the Board of Directors as the Company’s Class II Directors to serve for a term of three years and until their successors are elected. Messrs. Casey Throop and Musbach were the only persons nominated for election as Class II Directors at the Annual Meeting and, accordingly, their election was uncontested. Set forth below is information regarding the results of the voting on the election of the Class I Directors:

NOMINEES	VOTES CAST
	For	Percent(1)	Withhold	Percent(1)

John W. Casey	4,162,579	99.6%	16,874	0.4%

Jim Musbach	3,494,044	83.6%	685,409	16.4%
(1) As a percentage of the total number of shares voted in the election of directors.

Approval of 2008 Equity Incentive Plan. Approval of the 2008 Equity Incentive Plan required the affirmative vote of the holders of a majority of the shares voted on that proposal at the Annual Meeting. Abstentions were counted, whereas broker non-votes were not, but the number of abstentions and broker non-votes did not affect the outcome of the vote. The 2008 Equity Incentive Plan was approved by the Company’s stockholders by the following vote:

VOTES CAST
For	Percent(1)	Against	Percent(1)	Abstain	Percent(1)

2,874,727	92.6%	158,341	5.1%	70,039	2.3%
(1) As a percentage of the total number of shares voted on this proposal.

There were a total of 1,076,346 broker non-votes with respect to this proposal.

Ratification of Selection of Independent Registered Public Accounting Firm. The selection of Burr Pilger & Mayer LLP as the Company’s independent registered public accounting firm for fiscal 2008 was ratified by the Company’s stockholders by the following vote:

VOTES CAST
For	Percent(1)	Against	Percent(1)	Abstain	Percent(1)

4,175,579	99.9%	3,048	0.1%	826	0.0%
(1) As a percentage of the total number of shares voted on this proposal.

There were no broker non-votes with respect to this proposal.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Chief Executive Officer certification under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Chief Financial Officer certification under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2008	By:	/s/ SANDRA A. KNELL
Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1