Form 10-K
period 2008-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2009-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of Registrant as of June 30, 2008, the last day of the second quarter of fiscal 2008, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $11,281,000.

As of March 21, 2009, a total of 4,449,431 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2009.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations, beliefs or views regarding our future financial condition or performance or trends in our business or markets that are set forth in the forward-looking statements contained in this Report are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A in Part I of this Report in the Section entitled “RISK FACTORS” and some of the factors and uncertainties that can affect our business and results of operations also are set forth in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

Due to these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may otherwise be required by applicable law or the rules of the American Stock Exchange.

PART I

ITEM 1. BUSINESS

References in this Annual Report to “Coast,” “we,” “us,” or “our” or to the “Company” shall mean The Coast Distribution System, Inc and its subsidiaries taken as a whole.

Overview of Our Business

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply almost 12,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Our customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“After-Market Customers”), which resell the products they purchase from us, at retail, to consumers that own or use RVs or boats. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers. We market these products (which are referred to in this Annual Report as either “proprietary products” or “Coast branded products”) under our own brand-names in competition with products from traditional suppliers of RV and boating parts, supplies and accessories. We are able to obtain the proprietary products at prices that generally are below those we would have to pay for those competing products. For additional information regarding our proprietary products, see “Products — Proprietary Products Strategy and Sales” below.

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

The market for RV parts, supplies and accessories distributed by the Company is comprised of both RV dealers and RV supply stores and service centers. The RV products that we sell include optional equipment and accessories, such as trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for the boating parts, supplies and accessories that we sell is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers primarily purchase replacement parts, boating supplies and smaller accessories from the Company.

Products

General. We carry a full line of almost 12,000 RV and boating parts, supplies and accessories which we purchase from more than 400 manufacturers. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, outdoor furniture, mirrors and compressors. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment that are designed primarily for use on trailer-towable boats.

Proprietary Products Strategy and Sales. We have introduced into the RV and boating aftermarkets a growing number of proprietary products, which are products that are manufactured specifically for us, often on an exclusive basis, by a number of different independent manufacturers, based primarily, but not exclusively, in China and other countries in Asia. The proprietary products primarily include products that are needed or used by RV and boating customers on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. These products have been designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of different distributors and sometimes into other markets.

Generally, the costs to us of purchasing proprietary products are lower than the costs of purchasing competitive products from traditional suppliers based in the United States. As a result, our proprietary products strategy has enabled us, over the years, to offer our customers lower-priced products, without compromising quality, and at the same time has enabled us to increase our gross profit margins. We believe, moreover, that our Coast-branded proprietary products are gaining greater acceptance among users of RVs and boats. However, the costs of marketing our proprietary products generally are greater than for established brand-name products, which can offset some of the margin advantage we gain on sales of those products.

During the past several years we have begun to source from overseas manufacturers, and market and sell in the United States and Canada, products that have applications not only in the RV and boating markets, but also in other markets. We intend to continue our efforts to source additional products from independent manufacturers, primarily in China, that we can sell into multiple markets domestically, in order to increase our sales and gross margins and reduce our dependence on the RV and boating markets. It is too early to predict if this strategy will prove to be successful. Among other things, if we do introduce products into new markets, we are likely to face competition in those markets from manufacturers and distributors of competing products. Some of those manufacturers and distributors will be larger and will have more marketing and capital resources than we do and will be better known in those markets than we are.

Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these products to consumers and, in some instances, for providing warranty service for such products, the costs of which could offset the margin advantage we enjoy on sales of these products.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for as much as 5% of our sales in 2008, 2007 or 2006.

We have begun to market and sell generators and certain other of our proprietary products to national and regional home improvement and home accessories chains, catalogue stores, hardware stores, lumber yards and contractors’ and agricultural equipment outlets, which operate within the outdoor power equipment market. However, to date, our sales to those customers have not been material in relation to our sales of such products to RV and boating After-Market customers and there is no assurance that we will be successful in penetrating that market.

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

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 12,000 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on their historical product sales to customers in their regions. We rely primarily on independent freight companies to ship our products to our customers.

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

Suppliers. The following table identifies and provides certain information with respect to each of the suppliers from which Coast obtained more than 5% of the products that Coast purchased in any of the fiscal years ended December 31, 2008, 2007 or 2006:

		Percent of Products Purchased by Coast
		Year Ended December 31,
Supplier	Products Purchased	2008	2007	2006
Airexcel, Inc.	Coleman® brand RV air conditioners	15%	10%	10%
Thule Towing Systems(1)	Towing Products	6%	6%	7%
Kipor	Portable and Standby Generators	6%	6%	13%

(1)	Formerly known as Valley Industries.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, the manufacturers generally warrant those products and allow us to return defective products, including those that have been returned to us by our customers. In the last quarter of 2005, we began selling a line of Kipor portable and standby generators under a product supply arrangement with Kipor which provides for us to share in the costs of providing warranty services for these products. The warranty period is 24 months following the sale of a Kipor generator to a retail customer. At December 31, 2008 and 2007, we had established reserves of $418,000 and $553,000, respectively, for potential warranty claims with respect to those products. However, there is no assurance that warranty claims in the future will not exceed these amounts.

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

As discussed earlier in this Report, we have begun selling a line of portable generators, not only in the RV and boating markets, but also in other markets in which we have not previously sold products. We also intend to seek additional products that we can source from overseas suppliers for resale into other markets in the United States and Canada. We expect to encounter intensive competition from manufacturers and distributors of competing products in those other markets. Many of those companies will be larger and have greater marketing and financial resources than we do and are likely to be better known in these markets than we are. Therefore, there is no assurance that we will be successful in competing against those companies.

Seasonality

Sales of RV and boating parts, supplies and accessories are seasonal. Generally, we have significantly higher sales during the six-month period from March through August than we do during the remainder of the year when winter weather conditions result in reductions in the purchase and in the usage of RVs and boats and, therefore, also in the demand for our products, by consumers. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incurs losses and must rely more heavily on borrowings to fund our operations in the winter months when sales are lower.

Employees

At December 31, 2008, we had approximately 300 full-time employees, which include employees in Canada, as compared to 405 employees as of December 31, 2007. The workforce reduction during 2008 was implemented as part of a cost reduction program that we commenced in the third quarter of 2008 in response to the decline in our sales as a result of the economic recession and the credit crisis, which worsened considerably in the second half of 2008. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Item 7 of Part II of this Report.

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

ITEM 1A. RISK FACTORS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or trends in our business or markets constitute “forward-looking statements.” Forward-looking statements contain estimates or predictions about our future financial performance or future financial condition, or are statements about our views regarding financial or market trends that may affect our future results of operations. Such statements are based on current information and our business is subject to a number of risks, market conditions and uncertainties that could cause our actual operating results or our financial performance or financial condition in future periods to differ, possibly significantly, from our current expectations and beliefs that are set forth in the forward looking statements contained in this report. Those risks and uncertainties include, although they are not limited to, the following:

Our business and financial performance are affected by economic conditions.

Our sales are affected directly by the level of purchases and the usage by consumers of RVs and boats which, in turn, is dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs and boats. As a result, our sales are affected primarily by (i) the discretionary income that consumers have to spend, (ii) their confidence about economic conditions which determines the willingness of consumers to spend their discretionary income, (iii) the availability of and the interest rates payable on borrowings, including credit card debt, to help consumers finance their purchases of and the costs of using RVs and boats, and (iv) the availability and prices of gasoline, which affect the ability and cost of operating and using their RVs and boats. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

•

Economic downturns and recessions, which result in declines in discretionary income of and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs and boats;

•

A tightening in the availability and increases in the costs of borrowings and consumer credit on which consumers rely to supplement their own funds when purchasing new and used RVs and boats and paying to maintain and purchase supplies and accessories for their RVs and boats; and

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs and sometimes even the ability and, therefore, the willingness of consumers to purchase and use RVs and boats.

Our results of operations in 2008 illustrate the impact that adverse economic and market conditions can have on our business and financial performance. The current economic recession, which is reported to have begun in late 2007, became quite severe in the second half of 2008 and has had wide-ranging consequences for the economy as a whole and has created serious and unprecedented difficulties for the RV and boating industries in particular. The recession began with dramatic declines in home prices and increases in mortgage loan delinquencies and home foreclosures that, in turn, led banks and other lending institutions to significantly curtail the availability of credit to both businesses and consumers. Those conditions resulted in a considerable decline in economic activity throughout the country and sharp and rapid drops in the prices of stocks and bonds, which led to rapid increases in unemployment and significant declines in the retirement savings of consumers that significantly reduced their discretionary income and caused them to lose confidence in the economy and in their own economic security. As a result, consumers significantly curtailed their purchases and usage of RVs and boats which, in turn, significantly reduced their need for and purchases of the products we sell.

Due to these conditions and circumstances, our sales declined by 19.5% and we incurred a net loss of $1.8 million in, and the price of our shares (as well as the shares price of other RV and boating companies) declined significantly during, the fiscal year ended December 31, 2008. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II of this Report. These conditions also adversely impacted other companies in the RV and boating markets and led to the bankruptcies of well-known RV manufacturers, such as Fleetwood Enterprises and Monaco Coach, and the sale by Coachmen Industries of its RV manufacturing business, during the first quarter of 2009 and significant declines in sales during 2008 of other RV and boating products companies such as Winnebago and West Marine.

There still are considerable uncertainties with respect to the ultimate duration and severity of the current economic recession and credit crisis. As a result, we expect that consumers will continue to be reluctant to increase their spending generally or their purchases and usage of RVs and boats, in particular, at least during the first half of 2009. Consequently, we have been implementing programs designed to enable us to gain market share, increase our profit margins and reduce our costs in order to offset the effects that these economic and market conditions could have on our results of operations during 2009. However, due those uncertainties, it is not possible to predict, with any degree of accuracy, whether or not these programs will enable us to achieve improvements in our results of operations in 2009, as compared to 2008.

For a more detailed discussion of how these economic conditions affected our results of operation and financial condition in 2008, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” below, in Part II of this Report.

The current economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance.

The current economic recession and credit crisis have led to the closure or bankruptcies of many RV and boating dealers and a number of well-known RV manufacturers which could significantly reduce the size of the RV and boating markets and the number of our After-Market Customers and, therefore, adversely affect our business, sales, gross profit margins and future financial performance. In addition, the spending habits of consumers who purchase and use RVs and boats may change as a result of the current economic recession and credit crisis, because consumers may choose, even after the economy recovers, to reduce their spending and use of consumer credit, which could result in a decline in their purchases and usage of RVs and boats and, therefore, in their need for and purchases of the products we sell. Also, owners of RVs and boats may increasingly choose to purchase RV and boating parts, supplies and accessories from lower cost sellers, such as mass merchandisers and web-based retailers, instead of from independent dealers, supply stores and service centers that purchase products from us, which could adversely affect our market share, pricing, and sales revenues and, as a result, our future financial performance.

Our business is seasonal and our financial performance can be adversely affected by unusual weather conditions.

Our business is seasonal, because consumers generally increase their purchases and usage of RVs and boats and, therefore, increase their purchases of the products we sell, primarily in the spring and summer months, which coincide with our second and third fiscal quarters; whereas, such purchases and usage declines in the late fall and in the winter months, which coincide with the fourth and first quarters of our fiscal year. As a result, as a general rule our sales are higher and our financial performance is better in our second and third fiscal quarters than in our fourth and first fiscal quarters, during which we often incur losses.

However, the occurrence of unusually severe or extended winter weather conditions can adversely affect our operating results in our second and third fiscal quarters, and can lead to more severe swings in our sales and financial performance, because such conditions can have the effect of reducing the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions.

We rely heavily on bank borrowings in the operation of our business, which makes us more vulnerable to adverse changes in economic conditions.

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

Due to the loss we incurred in 2008, we failed to meet the tangible net worth covenant as of December 31, 2008 applicable to our revolving bank line of credit. As a condition to the bank’s waiver of the default that would have resulted from such failure, we entered into an agreement with the bank which amended our bank loan agreement. That amendment (i) reduces the maximum amount of our borrowings that may be outstanding at any one time under our revolving credit facility to a maximum of $25 million or 50% of our eligible inventory and 80% of our eligible accounts receivable, whichever is less, (ii) provides that the bank may reduce the respective percentages of eligible inventory and eligible accounts receivable that will determine the maximum amount of our borrowings that may be outstanding under the credit facility at any one time, (iii) substitutes, for the annual tangible net worth covenant, a quarterly pre-tax income covenant that will require us to generate profits during at least one quarter of fiscal 2009 and to reduce our net loss in 2009 as compared to 2008, and (iv) increases the rate at which interest is payable on borrowings under that credit line from prime plus 0.25% per annum to prime plus 2.25% per annum, or Libor plus 4% per annum, which will increase our borrowing costs. These amendments will make us more vulnerable to economic downturns and competitive pressures, as we will have less borrowing capacity to meet our working capital requirements in the event that internally generated cash flow declines as a result of the economic recession or other adverse conditions. In such an event, we could be forced to reduce our purchases of inventory and tighten the payment terms we extend to our customers, or shut down some of our distribution centers, which would adversely affect our results of operations in 2009. Moreover, there is no assurance that we will be able to meet the new pre-tax income covenant in the amendment agreement with the bank. A failure to meet that covenant could have a material adverse effect on our financial condition and results of operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” in Part II of this Report for additional information regarding the amendments to the terms of our revolving bank line of credit.

Risks of our reliance on sole sources of supply for certain of our products.

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

Our financial results can be and sometimes have been adversely affected by changes in supply relationships in our markets.

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

Our financial performance is subject to risks arising out of our proprietary products strategy.

In order to increase our sales and reduce our costs of sales and, thereby increase our profitability, we have introduced into the RV and boating markets a growing number of proprietary products, which are manufactured specifically for us, generally on an exclusive basis, by a number of different manufacturers, primarily based in Asia. More recently, we have begun sourcing and purchasing, from overseas suppliers, and marketing and selling a number of new products, such as portable and standby generators, into new markets. We do not have experience in marketing and selling such products, and there is no assurance that these products will gain acceptance among customers, in those markets. We also have encountered stiff competition from companies that manufacture or sell competing products for those same markets. Many of those companies are larger, more established and better known and have greater financial and marketing resources than we have. Also, we have greater responsibilities in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV or boating markets. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims related to these products.

Our financial performance can be adversely affected due to our increased reliance on foreign product suppliers.

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

We are subject to product liability risks.

Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the manufacturers of the products we sell. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. We also conduct quality control testing, at our own product testing laboratories in the United States, of proprietary products that we import from Asia. However, although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained either by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have and which, as a result, could adversely affect our results of operations or financial condition. Moreover, the risks of incurring liabilities for product defects has increased as a result of our proprietary products strategy, because many of the suppliers of those products are located overseas, making us a more attractive target for product liability claims.

Risks of patent infringement claims.

We design, or have independent product design firms or manufacturers, design and engineer, many of the proprietary products and other foreign sourced products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion suits have been brought against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review all new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary rights held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

We face substantial competition that could lead to declines in net sales or reductions in our gross profits.

We face significant competition in each of our markets which can adversely affect our sales, profit margins and operating results. In our RV and boating products markets we face competition not only from other wholesale distributors, but also from mass merchandisers, web retailers, catalog houses and national and regional retail chains that sell RV or boating parts, supplies and accessories and, due to their size and financial resources, are able to purchase such products directly from manufacturers at prices comparable to the prices at which we are able to purchase such products from those same or competing manufacturers. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV and boating dealers, supply stores and service centers that purchase products from us and, therefore, their pricing decisions and the breadth of the products they sell can affect both the volume of our sales and the prices we are able to charge our customers for the same or competing products. Moreover, price competition, particularly from such mass merchandisers and national chains, has been increasing as they seek to maintain and increase their market shares in this difficult economy. As a result, in order to remain competitive it could become necessary for us to reduce our prices, including the prices at which we sell our proprietary and brand name products, in which event we could lose the price advantages that we have gained from the sale of those products. On the other hand, if we match our competitors’ price reductions, our gross profits and gross margin could be adversely affected. Additionally, we face stiff competition in the sale of our line of portable and standby power generators in the outdoor power equipment market from manufacturers and suppliers of competing products, some of which are larger, have greater marketing and capital resources and are better-known in that market, which could force us to reduce our prices for or prevent us from increasing our sales of those products.

Risk that our deferred tax asset may not be fully realized.

We have recorded, on our balance sheet, a “deferred tax asset” which consists of tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to reduce income taxes that we would otherwise have to pay on our taxable income that we generate in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire at various dates in the future if not used to offset taxes on taxable income by such dates. Accordingly, our ability to fully use this deferred tax asset to reduce our tax liabilities in the future depends on the amount of taxable income that we are able to generate prior to such expiration dates. If we determine that it is no longer more likely than not that we will be able to fully utilize the deferred tax asset, SFAS No. 109, Accounting for Income Taxes (SFAS 109”), requires us to establish a non-cash valuation allowance to reduce the recorded amount of the deferred tax asset to the amount of the tax benefits we believe we will be able to use prior to their expiration dates. Such an allowance is established by an operating charge which will have the effect of increasing our provision for income taxes or reducing any income tax benefit in the fiscal period in which that allowance is established. During 2008, we established such a valuation allowance in the amount of nearly $1.2 million which reduced the carrying value of our deferred tax asset to $3.0 million at December 31, 2008. There is no assurance, however, that we will be able to fully utilize this deferred tax asset as that will depend on our future operating results.

However, because our future income can be affected by events, conditions and circumstances outside of our control (as is discussed in the above risk factors), there is no assurance that we will generate taxable income in the future that will enable us to fully utilize this deferred tax asset. As a result, it may become necessary for us to increase the valuation allowance in future periods, which would have the effect of increasing our income tax provision or reducing any income tax benefit that we would record in our statements of operations.

Other risks and uncertainties.

Additional risks and uncertainties that could affect our future financial performance or future financial condition are discussed below in Part II of this Report in the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and you are urged to read that section as well.

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We also disclaim any obligation to update forward-looking information contained in this Report, whether as a result of new information, future events or otherwise, except as may otherwise be required by applicable law or the rules of the American Stock Exchange.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

Locations	Square Footage	Lease Expiration Dates
United States:
Wilsonville, Oregon	57,000	December 31, 2011
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	90,670	April 30, 2010(1)
San Antonio, Texas	27,300	October 31, 2013
Denver, Colorado	50,000	January 31, 2011(1)
Elkhart, Indiana	109,000	January 31, 2017
Lancaster, Pennsylvania	54,900	December 31, 2011(1)
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2013
Gilbert, Arizona	36,500	March 31, 2012
Salt Lake City, Utah	30,400	October 31, 2013
Johnstown, New York	52,500	November 30, 2012
Eau Claire, Wisconsin	36,000	December 31, 2009

Canada:
St. Bruno, Quebec	59,640	January 31, 2021
Orillia, Ontario	36,360	December 1, 2011
Calgary, Alberta	41,168	January 31, 2016
Langley, British Columbia	22,839	May 31, 2009

(1)	These leases were extended, subsequent to December 31, 2008, to the respective expiration dates shown in this table.

As indicated above, the leases for our distribution centers in Langely, British Columbia and in Eau Claire, Wisconsin are scheduled to expire on May 31, 2009 and December 31, 2009, respectively. We have not yet decided whether to seek new leases for these distribution centers, as this will depend on economic conditions in the markets they serve, the rental terms we are able to negotiate with the landlords and the ability to serve customers in those markets from our other distribution centers. In the event that we decide not to seek new leases for either or both of those distribution centers, we might decide to shut down, rather than to relocate, one or both of them.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
Thomas R. McGuire	65	Executive Chairman and Chairman of the Board of Directors

James Musbach	58	President, Chief Executive Officer and a Director

Sandra A. Knell	51	Executive Vice President, Chief Financial Officer and Secretary

David A. Berger	54	Executive Vice President — Operations

Dennis A. Castagnola	61	Executive Vice President — Proprietary Products

Set forth below is certain information regarding the Company’s executive officers.

THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been its Chairman of the Board since the Company’s inception in 1977. Mr. McGuire also served as the Company’s Chief Executive Officer from 1997 until April 2008, when he relinquished that position upon Mr. Musbach’s promotion to Chief Executive Officer. Mr. McGuire retains the position of Executive Chairman of the Company and continues as Chairman of the Board of Directors.

JAMES MUSBACH. Mr. Musbach, who had served as President of Coast from 1994 to 1995, rejoined the Company in September 2006 as its President and Chief Operating Officer. Mr. Musbach was promoted to the position of Chief Executive Officer of the Company effective April 7, 2008. Between 1995 and his return to Coast, Mr. Musbach held various management positions with Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems, most recently serving as an Executive Vice President of Raytek and the General Manager of Raytek’s Portable Products Division.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and trade on the American Stock Exchange under the trading symbol “CRV.”

The following table sets forth, for the calendar quarters indicated, (i) the range of the high and low per share sales prices of our common stock as reported by the American Stock Exchange and (ii) the cash dividends per share that we paid to our stockholders.

	Sales Prices per Share		Cash Dividends
	High	Low	per Share
2008
First Quarter	$6.20	$4.90	$0.07
Second Quarter	5.90	2.85	0.03
Third Quarter	4.09	2.60	0.03
Fourth Quarter	3.05	0.75	0.00

2007
First Quarter	$9.05	$7.72	$0.07
Second Quarter	7.97	6.44	0.07
Third Quarter	7.40	5.25	0.07
Fourth Quarter	6.76	4.90	0.07

On March 20, 2008 the closing price per share of our shares of common stock on the American Stock Exchange was $0.95 and there were approximately 700 holders of record of the Company’s shares.

Dividend Policy

In January 2005, our Board of Directors adopted a cash dividend policy that provided for the payment of quarterly cash dividends, each in the amount of $0.04 per common share. In January 2006, our Board of Directors increased the regular quarterly cash dividend to $0.05 per share and, in August 2006, our Board of Directors further increased that cash dividend to $0.07 per share per quarter.

In June 2008, our Board of Directors modified the dividend policy to reduce the quarterly cash dividends to $0.03 per share and, in November 2008, the Board decided to suspend the payment of cash dividends entirely in order to preserve cash for the Company’s operations in response to the economic recession and the credit crisis. In addition, the recent amendments to the terms of our revolving bank credit facility prohibit us from paying any cash dividends. As a result, we do not expect to pay cash dividends at least for the foreseeable future.

Cash dividends paid to our stockholders in 2008, 2007 and 2006 totaled $578,000, $1,240,000 and $1,064,000, respectively.

Repurchases of Common Stock

On June 3, 2005, we publicly announced the adoption, by our Board of Directors, of a stock repurchase program which, at that time, authorized the Company to repurchase, in the aggregate, up to of $1,740,000 of shares of our common stock in open market or private transactions in accordance with the applicable rules of the Securities and Exchange Commission. On December 9, 2005, we publicly announced that our Board of Directors had authorized a $1.2 million increase in the dollar amount of shares that could be repurchased under this program. Pursuant to that program we purchased a total of 248 shares of our common stock in 2008, a total of 78,183 shares in 2007 and a total of 150,585 shares in 2006, the purchase prices for which totaled approximately $1,681,000.

We did not make any share repurchases during the fourth quarter of 2008 and the recent amendments to our revolving bank line of credit agreement prohibit us from making any additional purchases of shares.

Preferred Stock Rights Dividend

On February 1, 2006, a Special Committee of the Board of Directors, comprised solely of independent directors who also constituted a majority of the Board, approved the adoption of a Stockholder Rights Plan and declared a dividend distribution of one right (a “Right”) for each outstanding share of the Company’s common stock to stockholders of record at the close of business on February 15, 2006. The Stockholder Rights Plan was approved by the Company’s stockholders at the Annual Meeting held in August 2006.

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

The Rights expired, by their terms, at the close of business on February 15, 2009. We are considering whether or not to extend the existing Stockholder Rights Plan or adopt a new Plan, which requires Board action. If the Board decides to take such action, the term of any such Plan would be one year, subject to extension for up to two additional years if the Plan is approved by the stockholders.

Stock Price Performance Graph

The following graph presents a five-year comparison of cumulative total returns for (i) Coast, (ii) an index comprised of companies within the recreational products markets that were selected by us (the “Peer Group”), and (iii) the American Stock Exchange composite index (the “AMEX Composite”). The Peer Group consists of Brunswick Corporation, Coachmen Industries Inc., Fleetwood Enterprises, Inc., and Winnebago Industries, Inc., which, during the past five years, were manufacturers of recreational vehicles or boats, and West Marine Inc. which sells boating parts, supplies and accessories both at wholesale and at retail. The data for the graph was obtained from Morningstar, Inc.

The stock performance graph assumes that $100 was invested, at the end of fiscal 2003, in Coast’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the performance graph are not necessarily indicative of future stock performance.

	At December 31,
	2003	2004	2005	2006	2007	2008
Coast Distribution	100.00	135.74	141.93	168.84	118.61	21.43
Peer Group Index	100.00	135.98	111.64	94.95	55.41	14.41
AMEX Market Index	100.00	114.51	126.29	141.39	158.74	94.93

Equity Compensation Plans

Certain information, as of December 31, 2008, with respect to our equity compensation plans that is set forth in Item 12, in Part III, of this Report is incorporated herein by this reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2008, 2007 and 2006, and the selected balance sheet data at December 31, 2008 and 2007, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” set forth in Item 7 of this Report. The selected operating data for the fiscal years ended December 31, 2005 and 2004, and the selected balance sheet data at December 31, 2006, 2005 and 2004, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Operating Data:
Net Sales	$132,237	$164,293	$179,103	$176,341	$171,833
Cost of sales (including distribution costs)(1)	107,625	133,578	145,501	143,732	138,792

Gross margin	24,612	30,715	33,602	32,609	33,041
Selling, general and administrative expenses	26,559	28,065	27,160	24,932	24,502

Operating income (loss)	(1,947)	2,650	6,442	7,677	8,539
Equity in net earnings of affiliated companies	147	179	147	90	52
Other income (expense)
Interest expense	(1,409)	(2,098)	(1,617)	(1,308)	(1,117)
Other	(8)	(156)	(141)	30	(35)

	(1,417)	(2,254)	(1,758)	(1,278)	(1,152)

Earnings (loss) before income taxes	(3,217)	575	4,831	6,489	7,439
Income tax provision (benefit)	(1,378)	360	1,858	2,732	3,033

Net earnings (loss)	$(1,839)	$215	$2,973	$3,757	$4,406

Net earnings (loss) per diluted share(2)	$(0.41)	$0.05	$0.64	$0.79	$0.91

Shares used in computation of net earnings (loss) per share	4,446	4,526	4,616	4,745	4,855

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Balance Sheet Data:
Working capital	$40,394	$52,575	$52,704	$46,888	$49,212
Total assets	52,459	69,307	69,494	63,533	67,236
Long-term obligations (3)	17,078	24,665	24,350	19,746	23,444
Stockholders’ equity	28,220	32,491	31,847	30,421	28,446

Book value per share	$6.35	$7.18	$6.90	$6.41	$5.86
Dividends per share	$0.13	$0.28	$0.24	$0.16	$0.12

(1)	Distribution costs consist primarily of warehouse rent, labor and supply costs and product shipping costs.

(2)	See Note I to the Company’s Consolidated Financial Statements.

(3)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”) and boats in North America. We supply more than 12,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States 4 regional distribution centers in Canada. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”).

Factors Generally Affecting Sales of RV and Boating Products

Our sales are affected primarily by (i) the usage of RVs and boats by the consumers to whom After-Market Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new and used RVs and boats, because consumers often “accessorize” their RVs and boats at or shortly after the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about economic conditions (which affects their willingness to use and purchase RVs and boats) and the availability and the cost of credit that consumers often use to finance their purchases of RVs and boats. As a result, recessionary conditions and a tightening in the availability or increases in the costs of borrowings to consumers often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increase in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the consumers’ costs and the difficulties of using their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, tightening in the availability and increases in the costs of consumer and business financing, shortages in the supply and increases in the prices of gasoline and unusually adverse weather conditions. See “RISK FACTORS” in Item IA, in Part I, of this Report.

Overview of Fiscal 2008 Operating Results

The following table provides information comparing our results of operations in the fiscal year ended December 31, 2008 to our results of operation in fiscal 2007 and fiscal 2006. Dollars are in thousands, except per share data.

	Year Ended December 31,
	2008	2007	2006	Increase (Decrease) 2008 vs. 2007		Increase (Decrease) 2007 vs. 2006
	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net Sales	$132,237	$164,293	$179,103	$(32,056)	(19.5)%	$(14,810)	(8.3)%
Gross profits	24,612	30,715	33,602	(6,103)	(19.9)	(2,887)	(8.6)
Selling, general & administrative expenses	26,559	28,065	27,160	(1,506)	(5.4)	905	3.3
Operating income (loss)	(1,947)	2,650	6,442	(4,597)	(173.5)	(3,792)	(58.8)
Interest expense	1,409	2,098	1,617	(689)	(32.8)	481	29.7
Earnings (loss) before income taxes	(3,217)	575	4,831	(3,792)	(659.5)	(4,256)	(88.1)
Income tax provision (benefit)	(1,378)	360	1,858	(1,738)	(482.8)	(1,498)	(80.6)
Net earnings (loss)	(1,839)	215	2,973	(2,054)	(955.3)	(2,758)	(92.8)
Net earnings (loss) per share-diluted	(0.41)	0.05	0.64	(0.46)	(920.0)	(0.59)	(92.2)

As the above table indicates, we incurred a loss from operations of $1.9 million and a net loss of $1.8 million in fiscal 2008. Those losses were due primarily to the worsening of the economic recession and the credit crisis in the United States during the second half of 2008, which adversely affected our net sales and our gross profits and more than offset costs savings we realized as a result of a cost reduction program we implemented beginning in the third quarter of 2008 in response to these conditions. Set forth below is a summary of the conditions and circumstances that led to the operating loss and net loss we incurred in 2008:

•

Decrease in Net Sales. Net sales declined by $32.1 million, or 19.5%, in 2008 as compared to 2007, primarily as a result of reductions in purchases and in the usage by consumers of RVs and boats and, therefore, in their need for and their purchases of the products we sell, due to the worsening of the economic recession and a credit crisis that significantly reduced the availability of consumer credit. These conditions led to (i) a significant reduction in economic activity, (ii) sharp declines in the value of residential real estate which wiped out a substantial amount of the equity that many consumers had in their homes, (iii) sharp and rapid increases in unemployment, (iv) decreases in discretionary income, and (v) steep and rapid decreases in stock and bond prices which significantly reduced the retirement savings of many consumers, all of which combined to cause a significant decline in the confidence of consumers not only about the economy in general, but also about their own financial security and futures and led them to significantly curtail their spending, particularly during the second half of 2008. Also contributing to the decline in our net sales were sharp increases in gasoline prices, which affected the willingness of consumers to use their RVs and boats particularly during the second and third quarters of 2008.

•

Gross Margin and Gross Profits. We were able to maintain our gross margin in 2008 at 18.6%, down only slightly from 18.7% in 2007, primarily as a result of (i) price increases implemented on selected products; (ii) the strengthening of the Canadian dollar during the first half of 2008, which enabled our Canadian subsidiary, which purchases products from suppliers in the United States, to improve its margins during that period, (iii) a change in the mix of products sold to a greater proportion of higher-margin products sourced from Asia and (iv) reductions in warehouse labor and other distribution costs. Nevertheless, gross profits declined by $6.1 million, or 19.9%, in 2008, as compared to 2007, due primarily to the decline in net sales in 2008.

•

Operating Expenses. We implemented a program to reduce not only warehouse and other distribution costs, but also selling, general and administrative (“SG&A”) expenses, beginning in the third quarter of 2008, when it became apparent that the economic recession had become more severe and would continue well into 2009. Among other things, we implemented staff reductions and a 10% across-the-board reduction in executive and management salaries. As a result, we were able to reduce SG&A expenses by $1.5 million, or 5.4%, in 2008, as compared to 2007. However, those costs savings were more than offset by the decrease in net sales and, as a result, as a percentage of net sales, such expenses increased to 20.1% in 2008 from 17.1% in 2007.

•

Income Tax Benefit. Our net loss for 2008 reflects an income tax benefit of nearly $1.4 million, which resulted primarily from the pre-tax loss incurred in 2008. The amount of that income tax benefit was net of a non-cash charge recognized to establish a valuation allowance to reduce the amount of our deferred tax asset on our balance sheet (which consists of tax credit and tax loss carryforwards and tax deductions that are available to reduce taxes on income we generate in future years) to the amount of such income tax benefits we believe is fully realizable. See “—Critical Accounting Policies and Use of Estimates — Our Critical Accounting Policies — Deferred Tax Asset and Valuation Allowance” in this Section below.

Outlook for 2009

The continued lack of available consumer and business credit and the worsening of and concerns and uncertainties among businesses and consumers regarding the ultimate severity and duration of the economic recession, have continued into 2009. We expect these economic and other conditions to continue to adversely affect the purchase and usage by consumers of RVs and boats and, therefore, their need for and purchases of the products that we sell, during 2009. Moreover, in the past few months, the Canadian dollar has weakened against the U.S. dollar, as Canada is also suffering through an economic recession and, as a result, our Canadian subsidiary is experiencing increases in its costs of products sold, thereby adversely affecting our consolidated operating results.

In addition, our bank loan agreement was recently amended, largely due to the tightening of available business credit and the impact of the economic recession on our operating results. That amendment reduces the maximum amount of borrowings we can obtain under our revolving bank credit line and increases the costs to us of such borrowings. These amendments also may adversely affect our net sales because we may not be able to purchase as much inventory of the products we sell, which could adversely affect our service levels to our customers, and we may have to tighten the credit that we can extend to our customers in connection with their purchases of products from us.

Our strategic goals for 2009 are to capture additional market share in order to offset declines in net sales attributable to these difficult economic conditions, and to improve our gross margin, despite these conditions, primarily by continuing to increase our sales of proprietary products and other foreign sourced products. In addition, in response to this difficult economic climate, we are continuing to reduce our SG&A expenses by implementing additional staff reductions and negotiating price concessions from our suppliers. As a result, we believe that we can achieve a modest improvement in our operating results in 2009, as compared to 2008, assuming that economic and market conditions in the United States and Canada stabilize and the availability of credit to businesses and consumers increases. On the other hand, if such conditions do not begin to improve in 2009, it may become necessary for us to take additional cost-cutting measures, which could include the closing of one or more of our distribution centers.

However, due to the risks in the economy and in our business and the uncertainties that exist regarding future economic and market conditions, it is not possible to predict with any degree of accuracy whether we will succeed in achieving our goals for 2009. See “RISK FACTORS” in Item 1A of Part I of this Report for a discussion of some of those risks and uncertainties.

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

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset that we believe we are likely to be able to use to reduce our income tax liability in future periods. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends and any other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased to replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statement of operations in the periods when those allowances are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as economic slowdowns or a recession, or increasing gasoline prices or interest rates, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, management makes such estimates based upon the information available at that time and reevaluates and adjusts its reserves and allowances for potential write-downs on a quarterly basis.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible amounts or receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts, and current economic and market trends that can affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events that require such increases become known. For example, if the financial condition of some of our customers or economic or market conditions were to deteriorate, adversely affecting their ability to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor, and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning future economic and market conditions and estimates of future sales. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which the Company operates, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves for excess and obsolete inventory declined in absolute dollars to $2,341,000 at December 31, 2008 from $2,570,000 at December 31, 2007. However, the reserves at December 31, 2008 grew as a percentage of total inventories to approximately 7.5% from approximately 5.7% at December 31, 2007 as a result of (i) a decrease in our total inventories to $30.7 million at December 31, 2008 from $45.0 million at December 31, 2007 and (ii) a decision to leave the reserves substantially unchanged despite that decrease due primarily to the economic recession and the credit crisis which have led to lower demand for and a slowing of sales of the products we sell.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to us to offset or reduce our income tax liability in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time to reduce income taxes on taxable income that we generate during those periods. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we are able to generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely that than not that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize, by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. During 2008 we became eligible for a targeted jobs tax credit that had the effect of significantly increasing the amount of our deferred tax asset. Due primarily to that increase in tax benefits, however, we determined that as of December 31, 2008 it was no longer more likely than not that we would be able to fully utilize our deferred tax asset. Accordingly, at December 31, 2008 we established a valuation allowance primarily related to a targeted jobs tax credit to reduce the deferred tax asset on our balance sheet to approximately $3.0 million.

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

Stock Based Compensation. We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006. This statement establishes accounting standards for recording in a company’s financial statements transactions in which an entity exchanges its equity instruments for goods or services. In the case of the Company, SFAS 123R applies primarily to transactions in which we obtain employee services for share-based payments, such as the options issued under our stock incentive plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method, we began recognizing compensation costs on January 1, 2006 for the fair value of (i) all share based award grants made on or after such date, and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of January 1, 2006, in each case based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. Our stock option compensation expense in the years ended December 31, 2008 and 2007 totaled $231,000 and $214,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we began selling a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $418,000 and $553,000 at December 31, 2008 and 2007, respectively. In the event that the assumptions or estimates on which the amount of the reserves were determined later prove to be incorrect due to increases in the number or the dollar amounts of the warranty claims we receive, it could become necessary for us to increase the reserve by means of a charge to our income. Increases in sales of these products in the future also may require us to increase our warranty reserve from time to time.

Recent Accounting Pronouncements

Fair Value Measurement of Financial Assets and Liabilities. The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 applies primarily to financial assets and liabilities that are measured and reported on a fair value basis. It requires new disclosures regarding those fair value measurements that are designed to enable the reader of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. More specifically, SFAS 157 requires that assets and liabilities carried at fair value to be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities;

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data; and

Level 3: Unobservable inputs that are not corroborated by market data.

In February 2008, the FASB issued FSP 157-2, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities (other than those that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually) until, in the case of the Company, January 1, 2009.

We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of our operations.

The following table summarizes, as of December 31, 2008, the fair value measurement (in thousands of dollars), in accordance with SFAS 157, of our financial assets, which consisted of a derivative instrument which we purchased to hedge our foreign currency risk in Canada:

	At December 31, 2008
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Derivative Asset	$286	$ —	$ 286

We used the income approach to value this financial instrument, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, using the assumption that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rate and credit risk. We have used mid market pricing as a practical expedient for fair value measurements. Key inputs for this currency derivative are the spot rate, option strike, interest rates, volatilities, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet currency translations at the measurement date and were sourced from the Wall Street Journal.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Although the Company has adopted SFAS 159, it has not elected to have any financial assets or liabilities presented or disclosed under the fair value option.

In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the adoption of FSP 142-3 to be material to our financial position, results of operations or cash flows.

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

In June 2008, the FASB issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-01, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (FSP EITF 03-06-01). This FSP addresses whether instruments granted in Share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service FSP EITF 03-06-01 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarch of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAPP hierarchy). SFAS No. 162 became effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.4	81.3	81.2
Gross profit	18.6	18.7	18.8
SG&A expenses	20.1	17.1	15.2
Operating income (loss)	(1.5)	1.6	3.6
Interest expense	1.1	1.3	0.9
Earnings (loss) before taxes	(2.4)	0.3	2.7
Income tax provision (benefit)	(1.0)	0.2	1.0
Net earnings (loss)	(1.4)%	0.1%	1.7%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the decreases in our net sales in fiscal 2008 and 2007. Dollars in the table are in thousands.

2008	2007	% Change 2008 vs. 2007	2006	% Change 2007 vs. 2006
$132,237	$164,293	(19.5)%	$179,103	(8.3)%

The decline in net sales in 2008, as compared to 2007, was primarily attributable to worsening of the economic recession and the tightening in the availability of credit and the steep and rapid decline in stock and bond market prices, which significantly reduced the retirement savings of so-called “baby-boomers” that are most likely to purchase and use RVs and boats. These conditions led consumers to curtail both their purchases and usage of RVs and boats which had the effect of reducing the demand for and sales of the products we sell. Higher gasoline prices during the first eight months of 2008 also contributed to the reductions in the usage of RVs and boats and, therefore, to the decline in our net sales in 2008.

The decline in net sales in 2007, as compared to 2006, was primarily attributable to an industry-wide decline in the purchase and usage of RVs and boats by consumers and the consequent decline in sales of the RV and boating products we sell. We believe that this decline was primarily attributable to higher gasoline prices and, to a lesser extent, a tightening of available financing for the purchase of RVs and boats and uncertainties and concerns about the direction of the economy, particularly during the fourth quarter of 2007, which led consumers to begin curtailing their discretionary spending.

Gross Margin

Gross profit is calculated by subtracting the costs of sales from net sales. Costs of sales consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, inbound freight charges, merchandise receiving, handling and storage costs, and out-bound freight charges. Gross margin is gross profits stated as a percentage of net sales.

	2008	2007	2006
	(Dollars in thousands)
Gross profit	$24,612	$30,715	$33,602
Gross margin	18.6%	18.7%	18.8%

Due to the worsening of the economic recession and its impact on our sales revenues, gross profits declined by $6.1 million or 19.9% in 2008, as compared to 2007. Notwithstanding that decline, however, we were still able to maintain our gross margin at 18.6% in 2008, almost unchanged from our gross margin in each of the prior two years, as a result of (i) price increases that we implemented on selected products; (ii) a change in the mix of products sold to a greater proportion of higher-margin products sourced primarily from Asia and (iii) the strengthening of the Canadian dollar, which enabled our Canadian subsidiary, which purchases products from suppliers in the United States, to improve its margins during the first three quarters of 2008.

During the fourth quarter of 2008 and continuing into the first quarter of 2009, the Canadian dollar has declined in value in relation to the U.S. dollar and, as a result, during those periods we have experienced a decline in the gross margin and gross profits generated by our Canadian subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, selling and administrative labor and other administrative costs, professional fees, insurance and the provision made for uncollectible accounts.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
SG&A expenses	$26,559	$28,065	$27,160
As a percentage of net sales	20.0%	17.1%	15.2%

Our SG&A expenses decreased, in absolute dollars, by $1,506,000 or 5.4% in 2008 as compared to 2007, primarily as a result of a cost reduction program that we commenced in the third quarter of 2008 in response to the worsening of the economic recession and credit crisis that resulted in the decline in our sales in 2008. Pursuant to that program, we made reductions in staffing and reduced salaries, across the board, by 10%. However, the full effects of these cost reductions will not be fully reflected in our results of operations until 2009. As a result, as a percentage of net sales, those expenses rose to 20.0% in 2008 as compared to 17.1% in 2007.

In 2007, SG&A expenses increased by $905,000 or 3.3%, as compared to 2006, due primarily to increases in labor costs associated with sales, design, engineering and quality control personnel for our proprietary and foreign sourced products. Also contributing to that increase were legal expenses, and expenses relating to the documentation and testing of the Company’s internal control systems as required by Section 404 of the Sarbanes Oxley Act of 2002, which became applicable to the Company effective as of December 31, 2007.

The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income (loss)

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating income (loss)	$(1,947)	$2,650	$6,442
As a percentage of net sales	(1.5)%	1.6%	3.6%

The loss from operations in 2008 was due primarily to the above described declines in net sales and gross profits, which more than offset the reduction in SG&A expenses in 2008.

The decrease in operating income in 2007, as compared to 2006, was due primarily due to the declines in net sales and gross profits, and an increase in SG&A expenses.

Other Income (Expense)

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Other (income) expense
Interest expense	$1,409	$2,098	$1,617
Other (income) expense	8	156	141

Total	$1,417	$2,254	$1,758
As a percentage of net sales	1.1%	1.3%	0.9%

The largest component of other (income) expense is the interest expense that we incur on borrowings. To a much lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets. Interest expense decreased by $689,000, or 33%, in 2008. This decrease was primarily the result of reductions in our average outstanding borrowings and a decrease in the average rate of interest charged on borrowings under our revolving bank line of credit during 2008. The interest rate on our bank borrowings is tied to market rates of interest and that interest rate decrease was primarily the result of interest rate reductions implemented by the Board of Governors of the Federal Reserve System, which led most banks (including our bank lender) to reduce their prime interest rates.

The increase in interest expense in 2007 was due primarily to increases in our average outstanding borrowings under our long-term revolving credit line and, to a lesser extent, increases during the first half of 2007 in prevailing market rates of interest, on which the interest rate on our borrowings is based.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Income tax provision (benefit)	$(1,378)	$360	$1,858
As a percentage of net sales	(1.0)%	0.2%	1.0%
Effective tax rate	42.8%	62.6%	38.5%

Our effective income tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes, such as stock based compensation expense, and by varying tax rates on income generated by our foreign subsidiaries.

Due to the pre-tax loss we incurred in 2008, we recorded a tax credit or benefit of nearly $1.4 million for 2008, as compared to a provision for income taxes of $360,000 for 2007. See “Critical Accounting Policies and Use of Estimates — Our Accounting Policies — Deferred Tax Asset and Valuation Allowance.”

The decrease in the amount of the income tax provision in 2007, as compared to 2006, was primarily attributable to decreases in taxable income in 2007. The increase in the effective tax rate in 2007, as compared to 2006, was due to the proportionally higher percentage of non-deductible expenses to our pre-tax earnings in 2007 as compared to 2006.

Liquidity and Capital Resources

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving line of credit from a bank and internally generated funds. During 2008, under the terms of the revolving line of credit, we were able to borrow up to the lesser of (i) $50,000,000 during the period from March through July, and $40,000,000 during the period from August through February, of each year, or (ii) an amount equal to 80% of eligible accounts receivable and between 50% to 55% of eligible inventory. During 2008, interest on our borrowings under the revolving line of credit was payable at the bank’s prime rate plus 0.25% or, at the Company’s option but subject to certain limitations, at LIBOR plus 2.00% per annum.

The revolving line of credit agreement with the bank contains certain restrictive covenants, including a tangible net worth covenant. Due to the loss we incurred in 2008, we failed to meet that tangible net worth covenant as of December 31, 2008. As a condition to the bank’s waiver of the default that would have resulted from such failure, we entered into an agreement with the bank which amended our bank loan agreement. Among other things, in addition to waiving the default of the tangible net worth covenant, that amendment (i) reduces the maximum amount of our borrowings that may be outstanding at any one time under our revolving credit facility to a maximum of $25 million or 50% of eligible inventory and 80% of eligible accounts receivable, whichever is less, (ii) provides that the bank may reduce the respective percentages of eligible inventory and eligible accounts receivable that will determine the maximum amount of our borrowings that may be outstanding at any one time under the line of credit, (iii) substitutes, for the annual tangible net worth covenant, a quarterly pre-tax income covenant that will require us to generate profits during at least one quarter of fiscal 2009 and to reduce our net loss in 2009 as compared to 2008, and (iv) increases the rate at which interest is payable on borrowings under that credit line from prime plus 0.25% per annum to prime plus 2.25% per annum, or Libor plus 4% per annum, which will increase our borrowing costs. The amendment also prohibits us from paying cash dividends or repurchasing our shares. The maturity date of the line of credit, which is May 2010, remains unchanged.

These amendments will make us more vulnerable to economic downturns and competitive pressures, because we will have less borrowing capacity to meet our working capital requirements in the event that internally generated cash flow declines as a result of the economic recession or other adverse conditions. In such an event, we could find it necessary to reduce our purchases of inventory and shut down some of our distribution centers, which would adversely affect our results of operations and we may not be able to meet our loan covenants. See “RISK FACTORS-We rely heavily on bank borrowings in the operation of our business that makes us more vulnerable to adverse changes in economic conditions” in Item 1A of Part I of this Report.

At March 23, 2008, outstanding borrowings under the revolving credit facility totaled $20,439,000. Our bank borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 2%, 10 day, net 30-day terms. During late fall and in winter, however, we sometimes provide our most creditworthy customers with payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and fourth quarters of each year than during other parts of the year. However, the amount of credit we provided to our customers on such extended payment terms declined substantially during the fourth quarter of 2008, as compared to prior years, because customers reduced their product purchases due, we believe, to the effect of the economic recession on their sales and their concerns about how long the economic recession would continue and, therefore, how their sales during the upcoming spring months might be affected. As a result, we did not have to rely as much on bank borrowings to fund our working capital requirements during the fourth quarter of 2008.

Sources and Uses of Cash

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

Cash Provided by Operations in 2008. During 2008, our operations provided cash of $12.0 million, comprised of a $14.3 million reduction in inventory and $5.6 million reduction in accounts receivable and net of cash used by operations consisting of a $4.9 million reduction in accounts payable million, a $1.5 million increase in prepaid expenses, a $0.9 million increase in deferred taxes, and a net loss of $1.8 million (partially offset by $1.2 million of non-cash operating expenses).

Cash Used by Financing Activities in 2008. During 2008, we used nearly $8.1 million of cash for financing activities, consisting of $0.6 million of cash to fund the payment of cash dividends to our stockholders and $7.5 million to fund the repayment of long term debt under our revolving bank line of credit.

Cash Flows Used in Investing Activities in 2008. We used $0.8 million of cash in investing activities in 2008, principally to fund capital expenditures, primarily for warehouse, testing and design and computer equipment.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2008, rent expense under all operating leases totaled approximately $4,492,000. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2008:

Year Ending December 31,
2009	$4,152
2010	3,715
2011	3,252
2012	2,596
2013	2,305
Thereafter	6,909

Total	$22,929

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2008:

		Maturities of Contractual Obligations
Contractual Obligations at December 31, 2008:	Total of Contractual Obligations	Less than One Year	More than One and Less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$16,966	$—	$16,966	$—	$—
Capital lease obligations	247	135	112		—
Operating lease obligations	22,929	4,152	6,967	4,901	6,909
Purchase obligations under letters of credit	—	—	—	—	—

Totals	$40,142	$4,287	$24,045	$4,901	$6,909

(1)	Consists primarily of borrowings under our bank credit facility, which matures in May 2010.

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often does fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2009.

Dividend Policy and Dividend Payments. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends to our stockholders in the amount of $0.04 per share, which was increased to $0.05 per share in 2006. In 2007, our Board of Directors approved a further increase in the quarterly dividend to $0.07 per share. In 2008, 2007 and 2006 we paid total cash dividends of $578,000, $1,241,000 and $1,064,000, respectively. In November 2008, our Board of Directors suspended the payment of cash dividends in order to preserve cash for operations in response to the worsening of the economic recession and the tightening of credit by banks and other lending institutions to businesses, as well as consumers. Additionally, the amendment agreement recently entered into with respect to the terms of the revolving bank line of credit prohibits us from paying cash dividends in the future. See “Working Capital, Liquidity and Cash Flows” above. As a result, we do not anticipate paying cash dividends at least for the foreseeable future.

Share Repurchases. In 2005, our Board of Directors adopted share repurchase programs authorizing us to repurchase up to an aggregate of $2,940,000 of our shares of common stock in open market or private transactions. During 2008, 2007 and 2006, we made share repurchases pursuant to those programs totaling $1,000, $485,000 and $1,195,000 respectively. We funded the share repurchases with a combination of internally generated funds and borrowings under our revolving credit facility. The amendment agreement recently entered into with respect to the terms of the revolving bank line of credit prohibits us from repurchasing any of our shares in the future. See “Working Capital, Liquidity and Cash Flows” above. As a result, we do not anticipate resuming purchases of our shares at least for the foreseeable future.

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2009 that we estimate will range from $300,000 to $500,000. We expect that these expenditures will be of a recurring nature, for such purposes as the replacement and upgrading of warehouse or computer equipment in the ordinary course of our business.

We expect to be able to fund these expenditures and our working capital requirements with borrowings under our revolving bank line of credit and internally generated funds, assuming that there is not a further worsening of the economic recession in 2009. See Item 1A above, entitled “RISK FACTORS — Our business and financial performance are affected by economic conditions — We rely heavily on bank borrowings in the operation of our business, which makes us more vulnerable to adverse changes in economic conditions” in Part I of this Report.

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in Asia, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes. There is no assurance, however, that, if required, we will be able to obtain bank borrowings for these purposes.

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

The following table presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2008 and 2007. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Revenues	$39,468	$41,217	$34,683	$16,869
Gross profit	7,912	8,826	6,197	1,677
Net earnings (loss)	(850)	1,561	(290)	(2,260)
Net earnings (loss) per share — diluted	(0.19)	0.35	(0.07)	(0.51)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Unaudited)
Revenues	$43,638	$50,827	$43,173	$26,655
Gross profit	8,167	9,750	8,416	4,382
Net earnings (loss)	(642)	1,515	834	(1,492)
Net earnings (loss) per share — diluted	(0.15)	0.33	0.18	(0.34)

As the above table indicates, the worsening of the economic recession, the tightening in the availability of business and consumer credit and the steep and rapid declines in stock and bond prices, which shook consumer confidence and led them to significantly curtail their spending, had a particularly adverse effect on our business and results of operations in the third and fourth quarters of 2008. Our results of operations in the fourth quarter of 2007 and the first eight months of 2008 also were adversely affected by significant increases in gasoline prices as a result of the world wide increases in the prices of crude oil.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2008, we had outstanding borrowings under our revolving bank line of credit of $17.0 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, it is our policy to hedge the net investment of our foreign operations in Canada by sometimes purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. We account for such derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of December 31, 2008 we held foreign currency derivatives maturing in approximately six months.

On the other hand, we do not use financial instruments for trading or other speculative purposes.

Net Investment Hedges. As described above, we hedge certain portions of our net investment in our Canadian subsidiary against currency exchange risks and, for that purpose we held derivatives, in the form of foreign currency purchased option contracts, with a notional value of $4,180,000 as of December 31, 2008. We have elected to designate those contracts for special hedge accounting treatment under SFAS 133 as net investment hedges. Accordingly, those contracts are held at fair value on our balance sheet with the effective portion of the hedge recorded in Accumulative Other Comprehensive Income. In fiscal 2008, we recorded $21,000 in Accumulated Other Comprehensive Income in fiscal 2008 in respect of the effective portion of that hedge. There were no material amounts of ineffectiveness recorded during fiscal 2008 and the hedge relationship is expected to be highly effective throughout the remaining life of the hedge. The counterparties associated with those derivative contracts are large creditworthy commercial banking institutions and the derivatives transacted with these institutions are relatively short in duration. As a result, we do not consider counterparty non-performance to be a material risk.

The following table summarizes our open foreign currency purchased option contracts to hedge portions of our net investment in our Canadian subsidiary as of December 31, 2008. All data, except contract rates, are in thousands.

Foreign Currency	Purchased Put Sell CAD
Notional Amount	$5,000
Weighted Average Strike Price	$1.196
U.S. Dollar Equivalent	$4,180
Weighted Average Maturity	6/30/2009

All cash flows resulting from these derivative contracts are expected to be generated within 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Coast Distribution System, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows in each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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
March 27, 2009

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2008	2007
ASSETS
Current Assets
Cash	$1,860	$790
Accounts receivable (less allowance for doubtful accounts of $1,399 in 2008 and $1,504 in 2007)	9,333	14,889
Inventories	30,710	45,027
Prepaid expenses	766	829
Deferred income taxes	2,301	2,279
Income tax refunds receivable	2,299	782
Derivative financial instrument	286	—

Total current assets	47,555	64,596
Property, Plant and Equipment	2,785	3,444
Other Assets	2,119	1,267

	$52,459	$69,307

LIABILITIES
Current Liabilities
Accounts payable	$3,557	$8,472
Accrued liabilities	3,469	3,424
Current maturities of long-term obligations	135	125

Total current liabilities	7,161	12,021
Long-Term Obligations	17,078	24,665
Deferred income taxes	—	130
Commitments
Stockholders’ Equity
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,449,431 and 4,439,225 issued as of December 31, 2008 and 2007, respectively	16,137	15,865
Accumulated other comprehensive earnings	31	2,157
Retained earnings	12,052	14,469

Total Stockholders Equity	28,220	32,491

	$52,459	$69,307

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Net sales	$132,237	$164,293	$179,103
Cost of products sold (including distribution costs)	107,625	133,578	145,501

Gross margin	24,612	30,715	33,602
Selling, general and administrative expenses	26,559	28,065	27,160

Operating income (loss)	(1,947)	2,650	6,442
Equity in net earnings of affiliated companies	147	179	147
Other Income (expense)
Interest expense	(1,409)	(2,098)	(1,617)
Other	(8)	(156)	(141)

Earnings (loss) before income taxes	(3,217)	575	4,831
Income tax provision (benefit)	(1,378)	360	1,858

Net earnings (loss)	$(1,839)	$215	$2,973

Basic earnings (loss) per share	$(0.41)	$0.05	$0.67

Diluted earnings (loss) per share	$(0.41)	$0.05	$0.64

Dividends paid per share	$0.13	$0.28	$0.24

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings (loss)	$(1,839)	$215	$2,973
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	941	881	777
Amortization	22	42	19
(Gain) Loss from sale of property and equipment	82	(1)	(24)
Equity in net earnings of affiliated companies, net of distributions	(102)	(134)	(102)
Stock based compensation expense	231	214	132
Deferred income taxes	(865)	(145)	58
Change in assets and liabilities:
Accounts receivable	5,556	(696)	2,832
Inventory	14,317	1,615	(9,097)
Prepaids and income tax refunds receivable	(1,454)	406	(547)
Accounts payable	(4,915)	(759)	(342)
Accrued liabilities	45	(293)	283

	13,549	273	(6,871)

Net cash provided by (used in) operating activities	12,019	1,345	(3,038)
Cash flows from investing activities:
Proceeds from sale of property and equipment	1	13	37
(Increase) decrease in other assets	(118)	69	(316)
Capital expenditures	(428)	(1,790)	(617)
Cash paid for derivative instrument	(265)	—	—

Net cash used in investing activities	(810)	(1,708)	(896)
Cash flows from financing activities:
Borrowings under notes payable and line-of credit agreements	164,273	209,049	200,222
Repayments under notes payable and line-of credit agreements	(171,725)	(208,609)	(195,482)
Repayments of long-term debt	(125)	(138)	(154)
Issuance of common stock under employee stock purchase and stock option plans	42	434	696
Retirement of common stock	(1)	(485)	(1,195)
Dividends paid	(578)	(1,241)	(1,064)

Net cash provided by (used in) financing activities	(8,114)	(990)	3,023
Effect of exchange rate changes on cash	(2,025)	1,422	(112)

Net increase (decrease) in cash	1,070	69	(1,023)
Cash beginning of year	790	721	1,744

Cash end of year	$1,860	$790	$721

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,394	$2,063	$1,600
Income taxes	1,163	75	2,155

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2006	4,416,760	$16,069	$13,586	$766	$30,421
Net earnings for the year	—	—	2,973	—	2,973
Foreign currency translation adjustments	—	—	—	(116)	(116)

Comprehensive earnings for the year					2,857

Issuance of common stock under employee stock purchase and option plans	148,372	696	—	—	696
Retirement of common stock	(150,585)	(1,195)	—	—	(1,195)
Dividends paid	—	—	(1,064)	—	(1,064)
Stock Based Compensation	—	132	—	—	132

Balance at December 31, 2006	4,414,547	15,702	15,495	650	31,847
Net earnings for the year	—	—	215	—	215
Foreign currency translation adjustments	—	—	—	1,507	1,507

Comprehensive earnings for the year					1,722

Issuance of common stock under employee stock purchase and option plans	102,831	434	—	—	434
Retirement of common stock	(78,153)	(485)	—	—	(485)
Dividends paid	—	—	(1,241)	—	(1,241)
Stock Based Compensation	—	214	—	—	214

Balance at December 31, 2007	4,439,225	15,865	14,469	2,157	32,491
Net loss for the year	—		(1,839)	—	(1,839)
Foreign currency translation adjustments	—	—	—	(2,147)	(2,147)

Comprehensive earnings for the year					(3,986)

Derivative — change in fair value				21	21
Issuance of common stock under employee stock purchase and option plans	10,454	42	—	—	42
Retirement of common stock	(248)	(1)	—	—	(1)
Dividends paid	—	—	(578)	—	(578)
Stock Based Compensation	—	231	—	—	231

Balance at December 31, 2008	4,449,431	$16,137	$12,052	$31	$28,220

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

2. Inventories. We are a wholesale distributor, and not a manufacturer or products and, therefore, all of our inventory consists of finished goods. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. Inventories consist primarily of replacement parts, supplies and accessories held for resale. At December 31, 2008 and 2007, our reserve for excess and obsolete inventory was $2,341,000 and $2,570,000, respectively.

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

5. Segment Reporting. We have one operating segment, which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. We distribute our recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2008, 2007 or 2006.

6. Long-Lived Assets. Long-lived assets are reviewed for possible impairment at least annually or, more frequently, if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. The functional currency of our Canadian subsidiary is the Canadian dollar.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Derivative Financial Instruments. The Company uses derivatives to partially offset its exposure to fluctuations in certain foreign currencies. The Company does not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value under SFAS 133 on the balance sheet and gains or losses resulting from changes in fair value of the derivative are recorded based on the derivative’s hedge designation under SFAS 133.

Net Investment Hedges. As a part of our risk management policy we hedge certain portions of our net investment in our foreign operations. We have elected to designate those hedges for special hedge accounting treatment under SFAS 133 as net investment hedges. The derivatives are held at fair value on the balance sheet with the effective portion of the hedge, including the time value of holding the investment, is accounted for as an offset to the foreign currency translation effects accounted for as adjustments to Accumulative Other Comprehensive Income. We recorded $20,615 in Accumulated Other Comprehensive Income in fiscal 2008 as a result of the change in fair value of these instruments during fiscal 2008. We did not enter into any hedges prior to fiscal 2008. There were no material amounts of ineffectiveness recorded during fiscal 2008 and the hedge relationship is expected to be highly effective throughout the life of the hedge. As of December 31, 2008 we held derivative contracts to buy Canadian Dollars at fixed strike prices with a notional value of $4,180,000 United States Dollars. The counterparties associated with our foreign currency option contracts are large credit worthy commercial banking institutions and the derivatives transacted with these institutions are relatively short in duration, therefore, we do not consider counterparty non-performance a material risk.

The following table summarizes our open foreign currency purchased option contracts to hedge portions of our net investment in foreign subsidiaries as of December 31, 2008. All data, except contract rates, are in thousands:

Foreign Currency	Purchased Put Sell CAD
Notional Amount	$5,000
Weighted Average Strike Price	$1.196
USD Equivalent	$4,180
Weighted Average Maturity	6/30/2009

All cash flows resulting from the derivative contracts are expected to be generated within 12 months.

The Company uses foreign exchange put option contracts to hedge its net investment in its Canadian foreign subsidiary from changes in Canadian Dollar exchange rate movements. These foreign exchange option contracts, carried at fair value, usually have a maturity of 12 months or less.

The Company documented all hedging relationships at the inception of the hedge and has ensured that hedges are highly effective in offsetting changes in the value of net investment of its foreign subsidiaries. The Company records all changes in the value of these net investment hedges in Accumulated Other Comprehensive Income until such time that there is a substantial liquidation of the subsidiary, at which time the amounts recorded in Accumulated Other Comprehensive Income would be recognized currently in income.

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

11. Earnings (loss) per Share. Basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

securities consist of the incremental common shares issuable upon exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 597,333 shares in 2008 were excluded from the computation of diluted earnings per share because the Company incurred a loss for 2008 and the inclusion of the shares would be anti-dilutive. Options to purchase 278,000 shares in 2007 and 8,000 shares in 2006 were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during each of those periods.

12. Fair Value Measurement of Financial Assets and Liabilities. We adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157”) on January 1, 2008. There was no material impact to the results of operations, cash flows or financial position for the year ended December 31, 2008. SFAS 157 applies to all assets and liabilities that are being measured and reported on a fair value basis. SFAS 157 requires new disclosures that establish a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarch for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

Fair Value Measurement of Financial Assets and Liabilities

The following table summarizes the fair value measurement classification as of December 31, 2008 (in thousands):

	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Derivative Asset	$286	$—	$286

We use the income approach to value the derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rate and credit risk. We have used mid market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rate, option strike, interest rates, volatilities, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from the Wall Street Journal. Six month credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets all of which have tenors less than 12 months. When applicable, we discount derivative liabilities to reflect the potential credit risk to counterparties and have used the spread over LIBOR on the most recent corporate borrowing rate. Both the counterparty and us are expected to perform under the contractual terms of the instruments.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This statement establishes standards in accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services for share-based payments, such as the options issued under the Company’s Stock Incentive Plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method compensation cost is recognized on or after the Adoption Date for the fair value of (i) all share based award grants made on or after such date and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of the Adoption Date, in each case based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. Our stock option compensation expense was $231,000 and $214,000 for the years ended December 31, 2008 and 2007, respectively.

15. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we are selling a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The warranty period for these products is for 24 months following the sale of the product to a retail customer Accordingly, we established a warranty reserve for these products of $418,000 and $553,000 at December 31, 2008 and 2007, respectively. The actual amounts that we may become obligated to pay with respect to warranty claims on these products may differ from the amounts that were set aside in those reserves, because the reserves established on the basis not only of experience, but also on estimates that we have made regarding expected warranty returns and costs in the future.

We do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

16. Recent Accounting Pronouncements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that will help investors and other financial statements users to understand the effect of an entity’s choice to use fair value on its earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Although the Company has adopted SFAS 159, it has not elected to have any financial assets or liabilities presented or disclosed under the fair value option.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all non-financial assets and non-financial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

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

In June 2008, the FASB issued a FASB Staff Position (FSP) on the FASB’s Emerging Issues Task Force (EITF) Issue No. 03-06-01, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, (FSP EITF 03-06-01). This FSP addresses whether instruments granted in Share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in SFAS No. 128, Earnings Per Share. It affects entities that accrue or pay nonforfeitable cash dividends on share-based payment awards during the awards’ service FSP EITF 03-06-01 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will require a retrospective adjustment to all prior period EPS. We are currently evaluating the impact this FSP will have on our calculation and presentation of EPS.

In May 2008, the FASB issued SFAS No. 162, “The Hierarch of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAPP hierarchy). SFAS No. 162 became effective November 15, 2008, 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2008	2007
	(In thousands)
Warehouse equipment	$5,441	$5,563
Office equipment	5,971	7,068
Leasehold improvements	1,570	1,614
Automobiles	209	174

	13,191	14,419
Less accumulated depreciation and amortization	(10,406)	(10,975)

	$2,785	$3,444

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2008	2007
	(In thousands)
Secured notes payable to bank due May 31, 2010	$16,966	$24,418
Capital lease obligations	247	372

	17,213	24,790
Current portion	135	125

	$17,078	$24,665

Subsequent to 2009, annual maturities of long-term obligations are $17,078,000 in 2010.

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which are collateralized by substantially all of our assets. The expiration date on the revolving credit facility is May 2010. The Company may borrow up to the lesser of (i) $50,000,000 with a seasonal reduction to $40,000,000 each year, or (ii) an amount equal to 80% of the value of its eligible accounts receivable and between 50% and 55% of the value of its eligible inventory. Interest is payable at the bank’s prime rate (3.25% at December 31, 2008) plus .25% or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (.46125% at December 31, 2008) plus 2%.

The revolving credit agreement with the bank contains certain restrictive covenants, including a tangible net worth covenant. Due to the loss we incurred in 2008, we failed to meet that tangible net worth covenant as of December 31, 2008. As a condition to the bank’s waiver of the default that would have resulted from such failure, we entered into an agreement with the bank which amended our revolving credit agreement. Among other things, in addition to waiving the default of the tangible net worth covenant, that amendment (i) reduces the maximum amount of our borrowings that may be outstanding at any one time under our revolving line of credit to a maximum of $25 million or 50% of eligible inventory and 80% of eligible accounts receivable, whichever is less, (ii) provides that the bank may reduce the respective percentages of eligible inventory and eligible accounts receivable that will determine the maximum amount of our borrowings that may be outstanding at any one time under the line of credit, (iii) substitutes, for the annual tangible net worth covenant, a quarterly pre-tax income covenant that will require us to generate profits during at least one quarter of fiscal 2009 and to reduce our net loss in 2009 as compared to 2008, and (iv) increases the rate at which interest is payable on borrowings under that credit line from prime plus 0.25% per annum to prime plus 2.25% per annum, or Libor plus 4% per annum, which will increase our borrowing costs. The amendment also prohibits us from paying cash dividends or repurchasing our shares. The maturity date of the line of credit, which is May 2010, remains unchanged.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2008, in thousands of dollars, are as follows:

Year Ending December 31,
2009	$4,152
2010	3,715
2011	3,252
2012	2,596
2013	2,305
Thereafter	6,909

$22,929

Rent expense charged to operations amounted to $4,492,000 in 2008, $4,445,000 in 2007, and $4,035,000 in 2006.

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

NOTE E: STOCK OPTIONS AND STOCK PURCHASE PLANS

We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006 (the “Adoption Date”). This statement establishes standards in accounting for transactions in which an entity exchanges its equity instruments for goods or services. The statement focuses primarily on accounting for transactions in which an entity obtains employee services for share-based payments, such as the options issued under the Company’s Stock Incentive Plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method compensation cost is recognized on or after the Adoption Date for the fair value of (i) all share based award grants made on or after such date and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of the Adoption Date, in each case based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. Our stock option compensation expense was $231,000 and $214,000 for the years ended December 31, 2008 and 2007, respectively.

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

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2008	2007	2006
Stock Option Plans:
Expected volatility	42.0%	46.0%	48.0%
Risk free interest rates	2.6%	4.5%	4.6%
Expected dividend yields	5.4%	3.6%	2.9%
Expected lives	3 years	4 years	5 years

Stock Purchase Plan(1)
Expected volatility	N/A	40.0%	47.0%
Risk free interest rates	N/A	4.9%	4.8%
Expected dividend yields	N/A	3.6%	2.7%
Expected lives	N/A	1 year	1 year

(1)	As noted above, the Stock Purchase Plan expired in 2007, and, therefore, no stock based compensation awards were granted under the Plan in 2008.

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s dividend policy and the fair market value of the Company’s shares at the time of grant. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The following table summarizes stock option activity during the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	113,000	5.05
Exercised	(4,000)	3.13
Forfeited	—	—

Outstanding at December 31, 2008	597,333	$6.26	4.4 years	$800

Exercisable at December 31, 2008	237,833	$5.27	4.2 years	$800

	Year Ended December 31, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	437,333	$5.16
Granted	158,000	8.16
Exercised	(93,000)	3.19
Forfeited	(14,000)	5.06

Outstanding at December 31, 2007	488,333	$6.51	5.2 years	$369,612

Exercisable at December 31, 2007	133,833	$4.35	4.6 years	$285,772

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2008 or 2007, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2008 or 2007, respectively. The options that were exercised in 2008 were exercised at a time when their strike price equaled their fair market value, according, there was no pre-tax intrinsic value recognized upon their exercise. The total pre-tax intrinsic value of options exercised during the year ended December 31, 2007 was $276,200.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The weighted-average grant-date values of options granted during the years ended December 31, 2008 and 2007 were $1.33 and $2.57, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2006 and changes during the years ended December 31, 2008 and 2007 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	354,500	$2.44
Granted	113,000	1.33
Vested	(108,000)	2.37
Forfeited	—	—

Nonvested at December 31, 2008	359,500	$2.11

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2006	248,000	$2.42
Granted	158,000	2.58
Vested	(39,000)	2.92
Forfeited	(12,500)	2.18

Nonvested at December 31, 2007	354,500	$2.44

As of December 31 2008, there was $407,328 of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.6 years.

Stock Option and Incentive Plans. In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which set aside 300,000 shares of Common Stock for the grant of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock; plus an additional 41,500 shares, which number was equal to the number of shares then available for the grant of new options under the Company’s existing stock incentive plans. At the same time, those 41,500 shares ceased to be issuable from other plans. Options to purchase a total of 8,000 shares of our common stock granted under the 2008 Plan were outstanding at December 31, 2008. Options to purchase 589,333 shares of our common stock granted under previous plans were outstanding at December 31, 2008.

A summary of the Company’s stock option plans is presented below:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	488,333	$6.51	437,333	$5.16	453,066	$3.92
Granted	113,000	5.05	158,000	8.16	132,000	7.68
Exercised	(4,000)	(3.13)	(93,000)	(3.19)	(141,733)	(4.38)
Forfeited	—	$—	(14,000)	$(5.06)	(6,000)	$(5.98)

Outstanding at end of year	597,333	$6.26	488,333	$6.51	437,333	$5.16

Exercisable at end of year	237,833	$5.27	133,833	$4.35	189,333	$3.10

Weighted average fair value per option granted	$1.33		$2.57		$2.84

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following information applies to options outstanding at December 31, 2008:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $3.50	109,333	$2.56	3	101,333	$2.51
$4.75 – $9.80	488,000	$7.09	5	136,500	$7.31

$0.63 – $9.80	597,333	$6.26	4	237,833	$5.27

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

The weighted average per share fair values of the awards under the Employee Stock Purchase Plan were $1.13 and $2.17 for the years ended December 31, 2007 and 2006, respectively.

NOTE F: EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company contributed $65,000 to the plan in 2006; but made no contributions to the plan in 2007 or 2008.

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2008	2007	2006
	(In thousands)
Sales to external customers
United States	$95,788	$121,889	$138,351
Canada	36,449	42,404	40,752
Other	—	—	—
Operating income
United States	$(3,116)	$(366)	$3,363
Canada	978	3,012	2,850
Other	191	4	229
Identifiable assets
United States	$42,258	$54,993	$57,252
Canada	9,784	13,463	11,419
Other	417	851	823

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE H: INCOME TAXES

Pretax income for the years ending December 31 2008, 2007 and 2006 was taxed under the following jurisdictions:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Domestic	$(4,222)	$(1,969)	$2,134
Foreign	1,005	2,544	2,697

	$(3,217)	$575	$4,831

The provision for income taxes is summarized as follows for the year ended December 31:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Current:
Federal	$(726)	$(519)	$707
State	(111)	42	167
Foreign	318	980	927

	$(519)	$503	$1,801
Deferred:
Federal	$(517)	$(73)	$17
State	(422)	13	25
Foreign	80	(83)	15

	$(859)	$(143)	$57

Income tax provision	$(1,378)	$360	$1,858

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2008	2007
	(In Thousands)
Deferred tax assets
Inventory	$1,507	$1,490
Bad debt provision	402	340
Property, plant and equipment	50	36
Deferred credits	1,280	—
Loss carryforwards	729	81
Rent	179	179
Other	280	336

Gross deferred tax assets	4,427	2,462
Less valuation allowance	(1,166)	(66)

	$3,261	$2,396

Deferred tax liabilities
Investment in affiliates	$(20)	$(22)
Property, plant and equipment	(157)	(152)
Unremitted earnings of foreign affiliates	(70)	(73)

Gross deferred tax liabilities	(247)	(247)

Net deferred tax assets(1)	$3,014	$2,149

(1)	Of the total deferred tax assets, $2,301,000 is included in current assets and $713,000 of long term deferred income taxes is included in other long term assets.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation between actual tax expense for the year and expected tax expense is as follows:

	2008	2007	2006
	(In thousands)
Earnings before income taxes	$(3,217)	$575	$4,831

Expected income tax expense at 34%	(1,094)	196	1,643
Difference in rates on earnings of foreign operations	63	55	41
Stock based compensation and other nondeductible expenses	173	172	91
State taxes and credits (net of federal benefit)	(1,571)	(41)	85
Change in valuation allowance	1,100	—	(1)
Unremitted earnings of foreign subsidiaries	(3)	12	—
Exclusion of earnings of foreign affiliates	(38)	(49)	(39)
Other	(8)	15	38

Income tax provision	$(1,378)	$360	$1,858

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

The total of the operating loss carryforwards available for federal and state income tax purposes at December 31, 2008 were $1,330,000 and $3,406,000, respectively. The earliest carryforwards begin to expire in 2012. At December 31, 2008, foreign tax credit carryforwards available for federal income tax purposes totaled $66,000, which expire in 2015. State targeted tax area credit carryforwards of $1,245,000 and federal AMT minimum tax credit carryforwards of $35,000 are available with no expiration dates.

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

At December, 31, 2008 the Company had $208,000 of unrecognized tax benefits of which $29,000 impacted the effective tax rate. Interest and penalties were $75,000 as of December 31, 2008, of which $61,000 was included in the balance sheet and $14,000 was included as an expense in the current year income statement as unrecognized tax benefits.

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, the Company is no longer subject to tax examinations by taxing authorities for years before 2004. The Company does not anticipate total unrecognized tax benefits will change significantly during the year ending December 31, 2009 due to the expiration of statutes of limitations.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):	2008	2007
Balance as of January 1,	$179	$159
Additions for tax positions related to the current year	29	20
Additions for tax positions related to prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance as of December 31,	$208	$179

NOTE I: EARNINGS PER SHARE

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Numerator:
Net earnings (loss)	$(1,839)	$215	$2,973

Denominator:
Weighted average shares outstanding	4,446	4,429	4,425
Dilutive effect of stock options	—	97	191

Denominator for diluted earnings per share	4,446	4,526	4,616

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2008	2007
	(In thousands)
Payroll and related benefits	$704	$707
Rent	483	478
Income and other taxes	373	328
Other	1,909	1,911

	$3,469	$3,424

NOTE K: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase air conditioners from Airxcel, Inc. (“Airxcel”). Those purchases accounted for approximately 15%, 10%, and 10% of our total product purchases in 2008, 2007, and 2006, respectively. We purchase generators from WUXI Kipor Power Co. Ltd. These purchases accounted for 6%, 6% and 13% of our total product purchases in 2008, 2007 and 2006, respectively. We purchase towing products from Thule Towing Systems, LLC., (“Thule”), formerly known as Valley Industries, Inc. Those purchases amounted to 6%, 6% and 7% of our total product purchases in 2008, 2007, and 2006, respectively.

Concentration of Credit Risk. We maintain bank accounts with high quality financial institutions to minimize credit risk. However, our deposit balances may periodically exceed federal deposit insurance limits.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE L: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Revenues	$39,468	$41,217	$34,683	$16,869
Gross profit	7,912	8,826	6,197	1,677
Net earnings (loss)	(850)	1,561	(290)	(2,260)
Net earnings (loss) per share — diluted	(0.19)	0.35	(0.07)	(0.51)

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Unaudited)
Revenues	$43,638	$50,827	$43,173	$26,655
Gross profit	8,167	9,750	8,416	4,382
Net earnings (loss)	(642)	1,515	834	(1,492)
Net earnings (loss) per share — diluted	(0.15)	0.33	0.18	(0.34)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2006, 2007 and 2008

Description	Balance at Beginning of Period	Additions	Deductions-	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2006	$1,210,000	$728,800	$562,800	$1,376,000
Year Ended December 31, 2007	$1,376,000	$499,556	$371,556	$1,504,000
Year Ended December 31, 2008	$1,504,000	$601,506	$706,506	$1,399,000

(1)	Adjustments to reserve for accounts written off

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2006	$2,537,000	$693,000	$470,000	$2,760,000
Year Ended December 31, 2007	$2,760,000	$236,000	$426,000	$2,570,000
Year Ended December 31, 2008	$2,570,000	$130,000	$359,000	$2,341,000

(1)	Write-off of slow-moving or obsolete inventory.

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2006	$40,000	$26,000	$—	$66,000
Year Ended December 31, 2007	$66,000	$—	$—	$66,000
Year Ended December 31, 2008	$66,000	$1,100,000	$—	$1,166,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A (T). CONTROLS AND PROCEDURES

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

Our management, under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures in effect as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information, relating to the Company and its consolidated subsidiaries, required to be included in our Exchange Act reports, including this Annual Report on Form 10-K, is made known to management, including the Chief Executive Officer and Chief Financial Officer, on a timely basis.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management determined that The Coast Distribution System, Inc. maintained effective internal control over financial reporting as of December 31, 2008.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2009 for the Company’s annual stockholders’ meeting.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2009 for the Company’s annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2009 for the Company’s annual stockholders’ meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2008:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option plans	597,333	$6.26	333,500
Equity compensation plans not approved by stockholders	—	—	—

	597,333	$6.26	333,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before on or before April 29, 2008 for the Company’s annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2009 for the Company’s annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 27 of this Report.

(2)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts is set forth at page 50 of this Report. All other schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits. See Index to Exhibits, elsewhere in this Report, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 31, 2009	By:	/s/ JAMES MUSBACH
James Musbach
President and Chief Executive Officer

POWER OF ATTORNEY

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

Signature	Title	Date

/s/ JAMES MUSBACH James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ THOMAS R. MCGUIRE	Executive Chairman and Chairman of the Board of Directors	March 31, 2009

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2009

/s/ JOHN W. CASEY John W. Casey	Director	March 31, 2009

/s/ LEONARD P. DANNA Leonard P. Danna	Director	March 31, 2009

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	March 31, 2009

/s/ ROBERT S. THROOP Robert S. Throop	Director	March 31, 2009

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2	Bylaws of the Company as adopted on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2A	Amendment to Article II of the Company’s Bylaws, adopted November 15, 2006, which establishes certain notice requirements for Board nominations and proposals made by stockholders. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2006.)

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006).

10.18	Agreement of Purchase and Sale dated June 25, 1985, between Coast R.V., Inc. and Coachmen Industries, Inc. (Incorporated by reference to the same numbered exhibit in the Company’s Current Report on Form 8-K dated June 28, 1985).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.33	Second Amended and Restated Loan Agreement between the Company and Mellon Bank, together with First Amendment thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.35	1997 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-55933) filed with the Commission on June 3, 1998.

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.38	Asset Purchase Agreement dated December 31, 2002 between the Company and SHURflo Manufacturing Co., relating to the sale of the Polar Aire Assets. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 31, 2002).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.42	Description of Coast Distribution System, Inc. 2007 Management Bonus Plan. (Incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 8, 2007.)

10.43	The Coast Distribution System, Inc. 2008 Annual Executive Officer Performance Bonus Plan (incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 6, 2008).

10.44	The Company’s 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line.

E-1

Exhibit Number	Description of Exhibits
21	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2