Form 10-K/A
period 2008-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2009-04-30
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2009 The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) with the Securities Exchange Commission (the “SEC”). This Amendment No. 1 is being filed to add, into Part III of the 2008 10-K, the information that was to have been incorporated by reference therein from the Company’s proxy statement for its 2009 Annual Meeting of Stockholders.

This Amendment No. 1 does not reflect any events that may have occurred during the period that began on April 1, 2009 and will end on the date of the filing of this Amendment No. 1 on Form 10-K/A with the SEC and does not modify or update any disclosures in the originally filed 2008 10-K that may have been affected by any such subsequent events.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

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

Directors of Registrant

The Board of Directors is divided into three classes. The Directors in each Class stand for election in successive years, for a term of three-years. Robert S. Throop and Leonard P. Danna are the Class I Directors; John W. Casey and James Musbach are the Class II Directors; and Thomas R. McGuire and Ben A. Frydman are the Class III Directors. Set forth below is information regarding the Company’s Directors:

Name	Age	Position	Director Since	Current Term Expires
Class I Directors:

Robert S. Throop	71	Director	1995	2010

Leonard P. Danna	56	Director	2003	2010

Class II Directors:

John W. Casey	67	Director	1998	2011

James Musbach	59	President, Chief Executive Officer and Director	2007	2011

Class III Directors:

Thomas R. McGuire	65	Executive Chairman and Chairman of the Board	1977	2009

Ben A. Frydman	62	Director	1988	2009

Class I Directors

Robert S. Throop has served as a director of the Company since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc., which is a national distributor of semiconductor and computer products and was, during Mr. Throop’s tenure as its Chairman and CEO, a New York Stock Exchange listed company. Mr. Throop served as a director of the Manitowoc Company, a publicly traded company that is a leading manufacturer of industrial cranes, until he retired from its board in 2007. Mr. Throop also is a director of Azerity, which is a privately owned business.

Leonard P. Danna has served as a director of the Company and Chairman of the Audit Committee of the Board of Directors since November 2003. Mr. Danna is, and since April 1999 has been, an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999, Mr. Danna was an audit partner with Grant Thornton LLP.

Class II Directors

John W. Casey has served as a director of the Company since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles and soft drink dispensing machines. Mr. Casey also serves as a trustee of the Deschutes Land Trust.

James Musbach is and since April 2008 has been the Chief Executive Officer of the Company. From September 2006 until his promotion to CEO, Mr. Musbach was the Company’s President and Chief Operating Officer and since November 2007 has been a member of the Board of Directors. Prior to joining the Company in September 2006, Mr. Musbach was employed as Executive Vice President of Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems, from 1995 until 2004. From 1994 until 1995, Mr. Musbach was the President of the Company.

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

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than the past five years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2008 and is providing legal services to the Company in 2009.

Executive Officers of Registrant

Information regarding the Executive Officers of the Registrant is set forth in Part I of this Report.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

Audit Committee and Financial Experts

The members of the Audit Committee are Leonard P. Danna, its Chairman, Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the AMEX listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Our Board of Directors also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the SEC. The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can obtain a copy of that charter at our Internet website at www.coastdistribution.com. To ensure independence, the Audit Committee meets separately with our outside auditors and with members of management, respectively.

Code of Business Conduct

We have adopted a Code of Business Conduct for our officers and employees. The Code also sets forth specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business and Ethical Conduct is posted on our Internet website at www.coastdistribution.com. We also intend to disclose, on our Internet website, any amendments to the Code and any waivers of its requirements that may be granted to our Executive Chairman, our Chief Executive Officer or our Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 , as amended (the “Exchange Act”), requires each of our directors and executive officers and any person who owns more than 10% of our common stock (a “10% Stockholder”) to file reports, with the Securities and Exchange Commission, containing information regarding such person’s ownership and changes in ownership of our shares of common stock and of options to purchase shares of our common stock. Our directors and executive officers and 10% Stockholders are required by SEC regulations to furnish us with copies of all forms that each has filed pursuant to Section 16(a) of the Exchange Act.

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us during 2008 or written representations that no other reports were required to be filed pursuant to Section 16(a) of the Exchange Act, all of our executive officers and directors, and any 10% Stockholders complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

The Compensation Committee

The members of our Compensation Committee in 2008 were John W. Casey, its Chairman, Robert Throop and Leonard P. Danna, all of whom are independent directors as defined in the rules of the American Stock Exchange (the “AMEX”). The Compensation Committee operates pursuant to a written charter that outlines its duties and responsibilities. The charter is accessible in the Investors section of our website at www.coastdistribution.com.

The principal responsibilities of the Compensation Committee are (i) to determine the nature and amounts of the compensation to be paid to the Company’s Chief Executive Officer (the “CEO”), who is James Musbach, and the next four highest paid executive officers of the Company who are Thomas R. McGuire, the Company’s Executive Chairman, Sandra A. Knell, the Company’s Executive Vice President and Chief Financial Officer (“CFO”), Dennis A. Castagnola Executive Vice President – Proprietary Products, and David A. Berger, Executive Vice President – Operations (collectively, the “Named Executive Officers” or the “NEOs”), and (ii) to establish the principles, policies and objectives pursuant to which those determinations are made.

What follows is a discussion and analysis of those principles, policies and objectives, the Committee’s decisions with respect to the compensation that was paid to our NEOs for their service in 2008 and the factors and considerations on which those decisions were based.

Compensation Philosophy

Our Compensation Committee believes that attracting and retaining superior management employees is one of the key determining factors to the success of our business and to the creation of long-term stockholder value. Therefore, in determining the salaries, incentive compensation and benefits to be paid to our NEOs, as well as other key management employees, the Compensation Committee’s primary objectives are to enable us to retain our existing officers and other key management employees, to attract additional officers and other key management personnel when the need to do so arises, and to create incentives for and reward performance that results in improvements in our operating results, builds a foundation for the future growth and success of the Company and increases stockholder value. The Compensation Committee seeks to accomplish these objectives primarily by:

•	Offering meaningful and competitive salaries and employee benefits to our NEOs;

•

Establishing incentive compensation plans or programs that create opportunities for our NEOs to earn additional compensation and, thereby, reward NEOs for performance that enables the Company to achieve annual financial goals established by the Compensation Committee or that helps position the Company to achieve future growth and future financial success; and

•

Aligning the financial interests of our NEOs with those of our stockholders, primarily through the grant of stock options that reward our NEOs for performance that results in increases in the market price of our common stock, which directly benefits our stockholders.

It is the Compensation Committee’s policy, as well, (i) to submit all equity incentive compensation plans for approval by our stockholders, (ii) to place limits on the number of shares for which options or other equity incentives may be granted under those plans, and (iii) generally to provide for stock-based compensation awards to become exercisable (i.e., vest) in installments over multi-year periods as a means of creating incentives for NEOs to focus on achieving longer term corporate objectives and to remain in our employ.

Although the market for talented and experienced management personnel is competitive nationally, and particularly in the San Francisco Bay Area where the Company is headquartered, there is no single factor that, by itself, is determinative in setting compensation structure, allocating among principal elements or components of executive compensation or making specific compensation decisions. Therefore, the Committee (i) periodically evaluates NEO compensation in terms of its competitiveness and its consistency with our overall management compensation philosophy and objectives and (ii) considers available information with respect to trends in executive compensation and uses its business judgment in making compensation decisions that are designed to appropriately compensate our NEOs and ensure that we have appropriate human resources to execute on our business plans.

Elements of NEO Compensation

NEO compensation generally is made up of three elements or categories: (i) base salary; (ii) annual non-equity incentive compensation generally in the form of cash bonuses the payment and amounts of which depend on the Company’s financial performance or, in some cases, on the individual performance of the NEOs; and (iii) equity compensation awards, which have historically been in the form of stock option grants. We believe that the combination of these three elements enhances the Company’s ability to retain existing and attract new key management employees in the competitive local and national markets and to balance their motivation to execute on immediate goals while remaining conscious of our strategic objectives and longer term goals.

The allocation of NEO compensation among those elements is based on a number of factors, including competitive market conditions and the positions of the NEOs in terms of their ability to influence our financial performance. Generally, the percentage of compensation at risk, either in the form of non-equity incentives or equity compensation, is greater for more senior executives. As a result, among management employees, our NEOs have the highest percentage of their total compensation at risk and a higher percentage of total compensation allocated to equity compensation. We believe that this is appropriate, because our NEOs have more influence over whether or not we achieve our strategic imperatives and longer-term goals.

NEO Compensation Review and Determination Process

Early in the first quarter of the fiscal year, the Executive Chairman prepares and submits to the Compensation Committee, for its consideration, his recommendations with respect to the compensation of the other NEOs (including the CEO) for the year, including with respect to (i) their annual base salaries, (ii) the amount of the bonus pool to be established and the threshold, target and maximum earnings goals which will determine the amounts (if any) of annual non-equity incentive compensation awards they can earn, and (iii) the granting of stock options to them.

The Committee takes the recommendations under advisement and makes its own decisions with respect to the compensation that each of those NEOs will receive or, in the case of non-equity incentive compensation awards, will have the opportunity to earn during such year based on the principles and policies described above and an evaluation of the potential impact that its compensation decisions will have on the Company’s financial performance and on its ability to retain its NEOs.

Determinations with respect to the Executive Chairman’s compensation follow the same methodology as that of other NEOs; however, his performance is evaluated and any changes in his compensation are independently determined and voted on by the Compensation Committee, without his participation.

Salaries and Employee Benefits

In order to retain our NEOs and other key management employees, and to be able to attract additional well-qualified executives when the need arises, we strive to offer salaries and health care and other employee benefits to our NEOs and other key management employees which are competitive with those offered by comparable businesses. In establishing salaries for our NEOs, the Compensation Committee reviews (i) their historical performance; and (ii) available information regarding prevailing salaries offered by comparable businesses. Another factor which is considered in establishing salaries and employee benefits of our executive officers are the costs of living in the San Francisco Bay Area where the Company is headquartered, as such costs generally are higher than in other parts of the country.

Effective September 1, 2008, the Compensation Committee approved: (i) an increase of 3% in the annual base salary of Ms. Knell, the Company’s Executive Vice President and CFO, to $206,000 and (ii) increases of approximately 9% in the annual base salaries of Messrs. Castagnola and Berger, who are the other Executive Vice Presidents of the Company, to $185,000 and $170,000, respectively. The purposes of these salary increases were to make their annual base salaries more competitive, and to recognize and reward them for their past service and individual performance as executive officers of the Company, which the Compensation Committee believes is important to the ability of the Company to retain these officers in the Company’s employ, particularly in the face of an increasingly difficult and challenging economic and market environment. Additionally, in deciding to approve those salary increases, the Committee took into account that the aggregate amount of those increases would be more than offset by voluntary reductions by Messrs. McGuire and Musbach in their annual base salaries, which are described under the caption “Compensation of Executive Chairman and Chief Executive Officer” below.

In January 2009, however, each of the NEOs agreed to reduce their annual base salaries by 10% in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. As a result, the 2009 annual base salaries of Ms. Knell and Messrs. Castagnola and Berger are now $185,400, $166,500 and 153,000, respectively, which are less than their respective annual base salaries that were in effect immediately preceding their salary increases in September 2008.

Non-Equity Incentive Compensation

The Compensation Committee believes that, as a general rule, annual non-equity compensation, in excess of base salaries, should be made dependent primarily on the Company’s financial performance for, or the individual performance of the NEOs during, the year for which the non-equity incentive compensation is being paid. Accordingly, the Committee has followed the practice of establishing, early in each fiscal year, an annual non-equity incentive compensation plan for our NEOs. For 2008, the plan established a “threshold” pre-tax earnings goal and provided that if that goal was achieved, a bonus pool would be established from which incentive compensation awards would be paid to our NEOs. Moreover, the plan provided for increases in the bonus pool, and in the amounts of the incentive compensation awards that would become payable therefrom, if and to the extent that the “threshold” pre-tax earnings goal was exceeded, subject to a ceiling on the amount of the non-equity compensation award that each NEO could receive under the plan.

The earnings goal for each year’s non-equity incentive compensation plan has been established on the basis of the annual operating plan for that year, which is initially developed by management and then is submitted to the Board of Directors for its review, possible modification and approval. The annual operating plan is designed to maximize the profitability of the Company within the constraints of prevailing economic and market conditions. In establishing the annual operating plan, the Board reviews prevailing economic and market conditions and trends and other factors which, based on historical experience, can be expected to affect the Company’s revenues and profitability, including, for example, consumer confidence, the availability and prices of gasoline and interest rates, all of which affect the demand for our products and, hence, our sales and profitability. Other factors considered in the development of the annual operating plan include historical operating costs, as adjusted for anticipated increases in costs resulting from pricing changes by vendors or changes in economic conditions, cost savings that management or the Board believe can be realized during the fiscal year, and competitive conditions in the Company’s markets. The Compensation Committee believes that, by taking all of these factors into account, the earnings goals for the non-equity incentive compensation plan can be established at what are believed to be realistic levels so as to make the incentives under the plan relevant and meaningful to the NEOs and to avoid unduly penalizing them for conditions outside of their control.

At the time or shortly after the Compensation Committee establishes the earnings goal under the annual non-equity incentive compensation plan, it also provides to each NEO a schedule of the potential plan awards that the NEO can earn on the basis of the Company’s earnings for the fiscal year for which the plan is adopted. The amount of the potential plan awards are based on each plan participant’s position and responsibilities with the Company and the Committee’s assessment of their likely contributions to the achievement of the annual earnings goal.

On occasion, discretionary bonuses are awarded by the Compensation Committee on the basis of the achievement by an NEO of specific objectives within his or her area of responsibility. For example, an NEO may receive a bonus award for his or her efforts in achieving greater than anticipated cost savings, or establishing new or expanding existing markets for the Company’s products. No such awards were made for 2008.

2008 Non-Equity Incentive Compensation Plan

The 2008 Non-Equity Incentive Compensation Plan (the “2008 Plan”) provided that if the Company generated pre-tax earnings (before any accrual for incentive compensation that might be awarded under the Plan) of at least $1.8 million in 2008 (the “Earnings Threshold”), a bonus pool would be established for the NEOs under the Plan in an amount of approximately 6% of such pre-tax earnings, and each NEO would have received an incentive compensation award in an amount approximately equal to 10% of his or her annual base salary for 2008. The Plan further provided that, if 2008 pre-tax earnings were to exceed the Earnings Threshold, then the bonus pool would have been increased to an amount equal to approximately 7% of the Company’s pre-tax earnings for the year, and the

Committee would have had the discretion to determine the amount of each NEO’s non-equity incentive compensation award under the 2008 Plan based on such factors as the Committee deemed to be relevant, which could have included, in addition to the amount of the Company’s 2008 pre-tax earnings, the NEO’s position and level of responsibilities with the Company, salary level and individual performance. However, the maximum incentive compensation award that any NEO could receive under 2008 Plan would have been the lesser of $300,000 or 80% of the NEO’s annual base salary for 2008. Under the 2008 Plan, pre-tax earnings were to be determined in accordance with the same generally accepted accounting principles that are used to prepare the Company’s annual financial statements that are filed with the SEC.

In 2008, however, the Earnings Threshold was not achieved and, accordingly, none of the NEOs was granted a non-equity incentive compensation award under the 2008 Plan. See “Summary Compensation Table” below.

Stock Option and Equity-Based Compensation Plans

In order to align the financial interests of our NEOs with those of our stockholders and to provide incentives that reward NEOs based on the longer-term financial performance of the Company and the market price performance of our shares, the Committee grants options to purchase shares of our common stock to the NEOs on a periodic basis. In the view of the Compensation Committee, stock option grants, in particular, reward senior executives and other key management employees for performance that results in increases in the market price of our common stock, which directly benefits all stockholders. Moreover, options generally are granted on terms which provide that they will become exercisable in cumulative annual installments over a three-to-five year period. The Compensation Committee believes that this feature of the option grants provides an incentive for NEOs and other key management employees to remain in the employ of the Company.

Timing of Option Grants

It is the Compensation Committee’s policy to grant options only at regularly scheduled meetings of the Committee except that stock options are sometimes granted upon the employment of newly hired executive officers. All of the option grants to the NEOs and other key management employees in 2008 were made at the first regularly scheduled meeting of the Compensation Committee held in the first quarter of that year.

Perquisites and Other Compensation

During 2008, Messrs. McGuire, Musbach and Castagnola each received an automobile allowance in the amount of approximately $6,000 to reimburse them for their personal expenses resulting from their use of their own automobiles on Company business. No other perquisites, or “perks” were provided to our NEOs in 2008.

Compensation of Executive Chairman and Chief Executive Officer

Thomas R. McGuire. Mr. McGuire was the Company’s Chief Executive Officer until April 2008, when he relinquished that position to make it possible for the Board to promote Jim Musbach to the position of CEO pursuant to the Board’s management succession program. At the same time, Mr. McGuire was appointed the Executive Chairman of the Company, which is a full time management position with the Company. In 2008, Mr. McGuire’s annual base salary was $360,000. However, Mr. McGuire voluntarily reduced his annual base salary on two occasions in 2008, as his contribution to a cost reduction program adopted by the Board in response to the economic recession and credit crisis which were adversely affecting the Company’s results of operations and cash flows (the “Cost Reduction Program”): (i) a $50,000 reduction, effective June 1, 2008, bringing his annual base salary from $360,000 to $310,000 and (ii) an additional $60,000 reduction, effective December 1, 2008, bringing his annual base salary from $310,000 to $250,000, which is 30% lower than the amount of his annual base salary at the beginning of 2008. As a result, the salary paid to Mr. McGuire in 2008 totaled approximately $331,000, as compared to $360,000 in 2007. Moreover, the full benefits to the Company, in terms of cost savings, of these salary reductions will be reflected in 2009.

In January 2009, Mr. McGuire agreed to reduce his annual base salary by an additional 10% in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. As a result, Mr. McGuire’s 2009 annual base salary is now $225,000.

Mr. McGuire did not receive any non-equity incentive or bonus compensation for 2008, because the Company failed to achieve the “Earnings Threshold required for NEOs to receive any incentive compensation under the 2008 Non-Equity Incentive Compensation Plan (the “2008 Incentive Plan”).

In 2008, the Compensation Committee granted Mr. McGuire a stock option to purchase up to 20,000 shares of Company common stock at an exercise price equal to 100% of the closing price of the Company’s shares on the American Stock Exchange on the date of its grant. The option will vest (that is, becomes exercisable) in three approximately equal cumulative annual installments, of approximately 6,666 shares each, commencing on the first anniversary of the date of grant. The stock option will expire, if not exercised, by the fifth anniversary of the date of grant, unless sooner terminated as a result of a cessation of Mr. McGuire’s service with the Company. In all other respects, the terms of the option are governed by the Company’s stockholder-approved 2008 Equity Incentive Plan.

As noted above, the only perquisite received by Mr. McGuire in 2008 was an automobile allowance of approximately $500 per month as reimbursement to him for the personal expenses he incurred in using his own automobile on Company business.

Chief Executive Officer. Mr. Musbach served as the Company’s President and Chief Operating Officer until April 2008, when he was promoted to Chief Executive Officer. He also retains the position of President of the Company. Although, the Compensation Committee approved an increase in Mr. Musbach’s base annual salary from $250,000 to $300,000 in conjunction with his promotion to CEO, he declined to accept that increase as his contribution to the Company’s Cost Reduction Program. As a result, his base annual salary in 2008 was $250,000, unchanged from his base annual salary in 2007 and 2006.

In January 2009, Mr. Musbach agreed to reduce his annual base salary by 10% in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. As a result, Mr. Musbach’s 2009 annual base salary is now $225,000.

Like the other NEOs, Mr. Musbach did not receive a non-equity incentive compensation award under the 2008 Incentive Plan, because the Company was unable to achieve the 2008 Earnings Threshold under that Plan. In 2008, the Compensation Committee granted Mr. Musbach a stock option to purchase up to 20,000 shares of Company common stock at an exercise price equal to 100% of the closing price of the Company’s shares on the AMEX on the date of its grant. In all other respects the terms of that option, including the terms of vesting, were identical to the terms of the option granted to Mr. McGuire in 2008, as described above.

The only perquisite received by Mr. Musbach in 2008 was an automobile allowance of approximately $500 per month as reimbursement to him for the personal expenses he incurred in using his own automobile on Company business.

Employment, Severance and Change of Control Agreements

We do not have any employment agreements, severance agreements or change of control agreements with any of our NEOs, except that Mr. Musbach would become entitled to receive severance compensation in an amount equal to one year’s annual base salary, if a change of control of the Company were to be consummated prior to September 25, 2009 and his employment was terminated in connection with or as a result of the change of control.

Accounting and Tax Considerations

Tax and accounting implications are taken into consideration in the design and implementation of our management compensation programs. In accordance with SFAS No. 123R, we recognize a charge to earnings for financial reporting purposes when stock options are granted.

In addition, Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), provides that a company cannot deduct, for federal income tax purposes, compensation in excess of $1,000,000 paid in any year to the Company’s CEO and any of the next three highest paid executive officers. However, in determining whether any of those officers have received compensation in excess of $1,000,000 in any year, “qualified performance-based compensation” (as defined in Section 162(m) of the Code), such as the value of any stock option grants under our stockholder approved stock incentive plans, would be excluded from each such officer’s compensation for purposes of Section 162(m) of the Code. To date, none of those NEOs has received compensation that would trigger the deductibility limitation of

Section 162(m). However, if any of our executive compensation decisions were to implicate Section 162(m) of the Code, we would consider the potential effects of Section 162(m) on the Company when making those decisions. Moreover, it is our intention that substantially all executive compensation be designed to constitute “qualified performance-based compensation” and, therefore, tax deductible under Section 162(m), for so long as doing so is consistent with our overall compensation objectives. All 2008 executive compensation expense was deductible for income tax purposes (other than stock option grants, the taxability, and hence the deductibility, of which is deferred under the tax laws at least until the options are exercised). However, to maintain flexibility in compensating our executive officers in a manner designed to promote our compensation goals and objectives, our policy does not require that all executive compensation be deductible for income tax purposes.

Compensation Committee Interlocks and Insider Participation

In fiscal 2008, each of the members of the Compensation Committee qualified as an independent director (within the meaning of applicable AMEX rules). No executive officer of the Company served on the board of directors or compensation committee of any corporation or other entity which has one or more executive officers serving as members of the Company’s Board of Directors or of its Compensation Committee.

Compensation Committee Report

The Compensation Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis set forth above, and, based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the year ended December 31, 2008, as hereby amended, and in our proxy statement for the 2009 annual meeting of stockholders to be held later this year.

Submitted by the Compensation Committee of the Board of Directors:

John W. Casey, Chairman
Robert S. Throop
Leonard P. Danna

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2008, 2007 and 2006 by the Company’s Chief Executive Officer, and the other executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2008 exceeded $100,000 (collectively, the “NEOs” or “Named Executive Officers”):

Name and Principal Position	Year	Salary	Option Awards(3)	Non-Equity Incentive Plan Compensation(4)	All Other Compensation(5)	Total

Thomas R. McGuire(1)	2008	$330,770	$22,780	$—	$5,980	$359,530
Executive Chairman and CEO	2007	360,000	18,540	—	5,980	384,520
	2006	306,950	10,730	85,000	6,450	409,130

James Musbach(2)	2008	$250,000	$40,800	$—	$5,980	$296,780
President, CEO and Chief	2007	250,000	36,560	—	2,180	288,740
Operating Officer	2006	62,500	3,604	—	—	66,104

Sandra A. Knell	2008	$201,340	$21,560	$—	$—	$222,900
EVP and Chief Financial Officer	2007	200,000	18,540	—	—	218,540
	2006	187,020	9,910	58,000	450	255,380

Dennis A. Castagnola	2008	$173,350	$21,560	$—	$5,980	$200,890
EVP – Proprietary Products	2007	166,670	18,540	—	9,770	194,980
	2006	154,230	9,800	43,000	12,570	219,600

David A. Berger	2008	$159,120	$21,560	$—	$—	$180,680
EVP – Operations	2007	151,380	18,540	—	—	169,920
	2006	139,610	9,800	43,000	450	192,860

(1)	Effective April 7, 2008, Mr. McGuire was appointed as Executive Chairman, a full time management position with the Company, in conjunction with the promotion of Mr. Musbach as CEO in furtherance of the Board’s management succession plan. There was no change made to Mr. McGuire’s compensation in connection with that change in his position. However, effective June 1, 2008, Mr. McGuire voluntarily reduced his annual base salary by $50,000 to $310,000 and effective December 1, 2008, he voluntarily reduced his annual base salary further, by $60,000, to $250,000 as his contributions to a Company cost reduction program.

(2)	Effective April 7, 2008, Mr. Musbach was promoted to the position of CEO. Although, as a result of that promotion, the Compensation Committee approved an increase in his annual base salary to $300,000, Mr. Musbach declined to accept that increase as his contribution to a Company cost reduction program. Mr. Musbach joined the Company as its President and Chief Operating Officer in September 2006. As a result, he received approximately 3-1/2 months of his annual base salary (which was paid at a rate of $250,000 per year) for 2006 and he was not eligible to participate in the 2006 Non-Equity Incentive Compensation Plan.

(3)	The amounts in this column represent the compensation expense recognized by the Company for financial reporting purposes pursuant to SFAS No. 123R during 2008, 2007 and 2006 in connection with grants of equity-based compensation awards in those years and the vesting in each of those years of equity awards granted in previous years. Pursuant to applicable SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Information regarding the assumptions on which such expense was determined is contained in Note E to the Company’s Consolidated Financial Statements contained in Item 8 of this Report.

(4)	None of the NEOs received any non-equity incentive compensation awards for 2008 or 2007, as the Company failed to achieve the Earnings Thresholds established under the Non-Equity Incentive Compensation Plans that were adopted by the Compensation Committee for those years. Information regarding the Committee’s determinations under the 2008 Plan is contained in the Compensation Discussion and Analysis set forth above. The Company’s 2006 earnings exceeded the Earnings Threshold established under the 2006 Non-Equity Incentive Compensation Plan and, as a result, the NEOs received the respective non-equity incentive compensation awards shown in above table for 2006.

(5)	The other compensation received by Messrs. McGuire, Musbach and Castagnola in 2008 consisted solely of automobile allowances as reimbursements to them of the expenses they incurred in using their personal automobiles on Company business.

Narrative to Summary Compensation Table

Additional information regarding the determinations made by the Compensation Committee with respect to the compensation paid to the NEOs for 2008 is contained in the Compensation Discussion and Analysis set forth above.

Grants of Plan-Based Awards in 2008

The following table sets forth information regarding the 2008 Non-Equity Incentive Compensation Plan and the equity incentive awards granted to each of the NEOs in 2008.

	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards($)(1)			Equity Incentive Awards
Named Executive Officers	Threshold	Target(2)	Maximum	Grant Date	All Other Option Awards: # of Shares underlying Options(3)	Exercise or Price of Option Awards ($/Share)(4)	Grant Date Fair Value of Option Awards($)

Thomas R. McGuire	$36,000	$50,000	$288,000	3/6/08	20,000	$5.20	$1.34

James Musbach	$25,000	$38,000	$200,000	3/6/08	20,000	$5.20	$1.34

Sandra A. Knell	$20,000	$34,000	$160,000	3/6/08	10,000	$5.20	$1.34

Dennis A. Castagnola	$17,300	$25,000	$138,680	3/6/08	10,000	$5.20	$1.34

David A. Berger	$15,900	$25,000	$127,300	3/6/08	10,000	$5.20	$1.34

(1)	These are the range of incentive compensation awards that the NEOs could have earned under the 2008 Non-Equity Incentive Plan (the “2008 Non-Equity Incentive Plan”), had the Threshold, Target or Maximum earnings goal been achieved. The Company did not achieve the Threshold earnings goal established under that Plan and, as a result, none of the NEOs received any non-equity incentive awards under the 2008 Non-Equity Incentive Plan or any other non-equity incentive or bonus compensation for 2008.

(2)	The amounts in this column are estimates of the incentive compensation awards that each of the NEOs would have received under the 2008 Non-Equity Incentive Plan if the Company’s pre-tax earnings had exceeded the Threshold earnings goal for 2008. However, the specific terms of that Plan provided that, in such an event, the Compensation Committee would have had the discretion to determine the respective amounts of the non-equity incentive compensation awards that would have been made to each NEO, based on a number of factors, which could have included, not only the amount of the Company’s 2008 pre-tax earnings, but also each NEO’s position and level of responsibilities with the Company, salary level, and individual performance, subject to a maximum bonus in an amount equal to the lesser of $300,000 or 80% of the NEO’s annual base salary for 2008. See “Compensation Discussion and Analysis – 2008 Non-Equity Incentive Plan” above.

(3)	Each of these options becomes exercisable in three annual cumulative installments of 33.3% of the respective number of shares subject to those options, commencing one year after their respective dates of grant, and will expire on the fifth anniversary of the respective dates of grant, unless sooner exercised or terminated.

(4)	Each option grant was made at an exercise price equal to the per share closing price of our common stock on the date of the grant as reported by the American Stock Exchange (AMEX).

Narrative to Grants of Plan Based Awards Table

Additional information relating to the 2008 Non-Equity Incentive Compensation Plan and the stock option grants to our NEOs in 2008 is contained in the Compensation Discussion and Analysis and the Summary Compensation Table set forth above.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options that had been granted to our NEOs and were outstanding as of the end of fiscal year 2008.

Named Executive Officer	Grant Dates	Number of Shares Underlying Unexercised Options at Year-End			Option Exercise Price ($)(1)	Option Expiration Date
		Exercisable	Unexercisable

Thomas R. McGuire	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	2,500	2,500	(3)	$7.29	2/17/2015
	2/28/2006	5,000	5,000	(4)	$7.25	2/28/2011
	3/08/2007	3,750	11,250	(5)	$8.33	3/08/2012
	3/06/2008	0	20,000	(6)	$5.20	3/06/2013

James Musbach	11/15/2006	25,000	25,000	(7)	$7.99	11/15/2011
	3/08/2007	3,750	11,250	(5)	$8.33	3/08/2012
	3/06/2008	0	20,000	(6)	$5.20	3/06/2013

Sandra A. Knell	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	2,500	2,500	(3)	$7.29	2/17/2015
	2/28/2006	5,000	5,000	(4)	$7.25	2/28/2011
	3/08/2007	3,750	11,250	(5)	$8.33	3/08/2012
	3/06/2008	0	10,000	(6)	$5.20	3/06/2013

Dennis A. Castagnola	4/20/1999	10,000	—		$2.25	4/20/2009
	2/29/2000	12,500	—		$2.06	2/28/2010
	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	2,500	2,500	(3)	$7.29	2/17/2015
	2/28/2006	5,000	5,000	(4)	$7.25	2/28/2011
	3/08/2007	3,750	11,250	(5)	$8.33	3/08/2012
	3/06/2008	0	10,000	(6)	$5.20	3/06/2013

David A. Berger	4/20/1999	10,000	—		$2.25	4/20/2009
	2/29/2000	12,500	—		$2.06	2/28/2010
	1/08/2004	0	5,000	(2)	$6.10	1/08/2014
	2/17/2005	2,500	2,500	(3)	$7.29	2/17/2015
	2/28/2006	5,000	5,000	(4)	$7.25	2/28/2011
	3/08/2007	3,750	11,250	(5)	$8.33	3/08/2012
	3/06/2008	0	10,000	(6)	$5.20	3/06/2013

(1)	Represents the closing market price of our common stock on the respective dates of grant.

(2)	This option became exercisable on January 8, 2009.

(3)	One-half of these options became exercisable on February 17, 2009 and the other half is scheduled to become exercisable on February 17, 2010.

(4)	One-half of these options became exercisable on February 28, 2009 and the other half is scheduled to become exercisable on February 28, 2010.

(5)	One-third of these options is scheduled to become exercisable on each of March 8, 2009, March 8, 2010 and March 8, 2011.

(6)	One-third of these options is scheduled to become exercisable on each of March 6, 2009, March 6, 2010 and March 6, 2011.

(7)	One-half of these options is scheduled to become exercisable on November 15, 2009 and November 15, 2010, respectively.

Option Exercises in 2008

None of the NEOs exercised any options during 2008.

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our NEOs or other employees. Our NEOs, as well as all other full time employees, are eligible to participate in our 401(K) defined contribution plan on a non-discriminatory basis. The Company did not make any matching contributions to the 401(K) plan for 2008.

Nonqualified Deferred Compensation Plans

We do not offer any nonqualified deferred compensation programs to our NEOs or any other employees.

Potential Payments on Termination or Change of Control

We currently do not have employment agreements, severance agreements, change of control agreements or any other form of agreement with our NEOs which provide for the payment of compensation or non-equity awards or the provision of benefits on a termination of employment or as a result of a change of control transaction, except that Mr. Musbach would become entitled to severance compensation in an amount equal to one year’s annual base salary, if a change of control of the Company was to be consummated prior to September 25, 2009 and his employment was terminated in connection with or as a result of such change of control. Accordingly, if a change of control of the Company had occurred on December 31, 2008 and Mr. Musbach’s employment had been terminated as a result thereof, Mr. Musbach would have become entitled to receive a $250,000 severance payment.

Our stock incentive plans provide that all unvested options, whether held by the NEOs or other employees, will become vested on a change of control of the Company unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options on terms approved by the Compensation Committee.

Director Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2008, non-employee directors were paid a retainer of $8,000 per year and a fee of $2,000 for (i) attendance at each Board of Directors’ meeting, and (ii) each Committee meeting that was held on a date other than a date on which a Board meeting was held. Non-employee directors were reimbursed for their out-of-pocket expenses incurred in attending those meetings.

Pursuant to the Company’s stockholder-approved employee stock incentive plans, each year each non-employee director is automatically granted an option to purchase 2,000 shares of common stock at an exercise price that is equal to the per share closing price of the Company’s shares on the date of grant, as reported by AMEX. These options become fully exercisable six months after the date of grant. Upon joining the Board, any new non-employee director is granted an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2008.

Name	Fees Earned or Paid in Cash(1)	Option Awards ($)(2)	All Other Compensation	Total
John W. Casey	$24,000	$3,080	—	$27,080
Leonard P. Danna	$24,000	$3,080	—	$27,080
Ben A. Frydman	$24,000	$3,080	—	$27,080
Robert S. Throop	$24,000	$3,080	—	$27,080

(1)	This column reports the amount of cash compensation earned in 2008 for Board and Committee service.

(2)	Amounts shown reflect the compensation cost recognized in 2008 with respect to stock option awards granted during 2008 and previous years, as determined in accordance with FASB No. 123R (except that estimated forfeitures have been disregarded for this purpose). The assumptions used to determine these amounts are discussed in Note E to our Consolidated Financial Statements contained in Item 8 of this Report. There were no forfeitures of stock options by our directors during 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of April 21, 2009, regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and each of the Named Executive Officers of the Company, and (ii) all of those directors and Named Executive Officers as a group. As of April 21, 2009, a total of 4,449,431 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Shares Outstanding

Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	526,433	(2)	11.8%

Robert E. Robotti(3) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	401,421	(3)	9.0%

JB Capital Partners, L.P. Alan W. Weber 5 Evan Place Armonk, NY 10504	375,100	(4)	8.4%

Dimensional Fund Advisors, LP 1299 Ocean Avenue Santa Monica, CA 90401	367,369	(5)	8.3%

Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900	(6)	5.7%

John W. Casey	39,000	(7)	*
Robert S. Throop	37,000	(7)	*
Ben A. Frydman	27,000	(7)	*
Leonard P. Danna	12,000	(7)	*
Sandra A. Knell	117,712	(8)	2.6%
Dennis A. Castagnola	90,936	(8)	2.0%
James Musbach	86,940	(8)	1.9%
David A. Berger	72,881	(8)	1.6%
All directors and NEOs as a group (9 persons)	1,009,902	(9)	21.6%

*	Less than 1%.

(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person is holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during the succeeding 60 day period which, for purposes of this table, will end on June 20, 2009. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 30,350 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2009.

(3)	According to a report filed by Robert E. Robotti with the SEC on March 28, 2008, of these 401,421 shares of the Company’s common stock, Mr. Robotti shares voting and dispositive power with: (i) Robotti & Company, Incorporated as to 5,000 of these shares; (ii) Robotti & Company, LLC, as to 18,950 of these shares, (iii) Robotti Company Advisors LLC as to 14,750 of these shares; (iv) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investment Company, L.P. as to 241,535 of these shares, and (v) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investments III, as to 101,186 of these shares. Mr. Robotti also reported that he may be deemed to share beneficial ownership with Suzanne Robotti, Mr. Robotti’s wife, as to 20,000 shares, even though the report states that Suzanne Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.

(4)	In a report filed with the SEC, JB Capital Partners, L.P. and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership of the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.

(5)	Dimensional Fund Advisors, LP (“DFA”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. According to a report filed by DFA with the SEC: (i) these 367,369 shares are owned by four investment companies registered under the Investment Company Act of 1940 and certain commingled group trusts and separate accounts, and (ii) in its capacity as investment advisor to those investment companies and investment manager of those trusts and accounts, DFA exercises sole voting and dispositive power over these shares. However, in that report DFA disclaimed beneficial ownership of these shares.

(6)	In a report filed with the SEC, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(7)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2009, as follows: Mr. Casey – 20,000 shares; Mr. Throop — 12,000 shares; Mr. Frydman — 18,000 shares; and Mr. Danna – 12,000 shares.

(8)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2009, as follows: Ms. Knell — 27,050 shares; Mr. Castagnola — 39,550 shares; Mr. Musbach — 39,100 shares; and Mr. Berger — 39,550 shares;.

(9)	Includes a total of 237,600 shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2009.

Information Regarding Equity Compensation Plans

The following table provides information as of December 31, 2008 relating to our equity compensation plans:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders	597,333	$6.26	333,500
Equity compensation plans not approved by stockholders	—	—	—

	597,333	$6.26	333,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2008 there was no transactions or any series of related transactions engaged in by the Company in which any NEO or Director of the Company or holder of more than 10% of our common stock, or any member of the immediate family or any affiliates of any of the foregoing persons had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company.

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

On the basis of the above criteria, the Board has determined that, with the exception of Mr. McGuire, who is Coast’s Executive Chairman, and Mr. Musbach, who is the President and CEO of Coast, all of the directors are independent, including Ben A. Frydman. In determining that Mr. Frydman is independent, the other independent directors considered the fact that Mr. Frydman is a stockholder in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during the past three years and is providing legal services to Coast in 2009. However, on the basis of the criteria set forth above, the definition of independence contained in the rules of the American Stock Exchange, and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that his relationship with Stradling Yocca Carlson & Rauth did not interfere with the exercise of his independent judgment in carrying out his responsibilities as an independent director of Coast Distribution.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Burr, Pilger & Mayer LLP (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2008 and 2007.

Audit and Other Services Rendered and Related Fees

Audit Services. During fiscal 2008, Burr Pilger rendered audit services to us, which consisted of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30, and September 30, 2008, respectively. During fiscal 2007, Burr Pilger rendered audit services to us consisting of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2007 and reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30, and September 30, 2007. Fees paid for those services totaled $248,400 for 2008 and $230,200 for 2007.

Audit Related Services. During 2008 and 2007 Burr Pilger did not provide any audit related services to us.

Other Services. Burr Pilger did not render any other services to us in fiscal 2008 or 2007.

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

Dated: April 30, 2009	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signatures		Title	Date

/s/ JAMES MUSBACH* James Musbach		President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2009

/s/ THOMAS R. MCGUIRE* Thomas R. McGuire		Executive Chairman and Chairman of the Board of Directors	April 30, 2009

/s/ SANDRA A. KNELL Sandra A. Knell		Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 30, 2009

/s/ JOHN W. CASEY* John W. Casey		Director	April 30, 2009

/s/ LEONARD P. DANNA* Leonard P. Danna		Director	April 30, 2009

/s/ BEN A. FRYDMAN* Ben A. Frydman		Director	April 30, 2009

/s/ ROBERT S. THROOP* Robert S. Throop		Director	April 30, 2009

By:	/s/ SANDRA A. KNELL * Sandra A. Knell, Attorney-in-Fact		April 30, 2009

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.2A	Amendment to Article II of the Company’s Bylaws, adopted November 15, 2006, which establishes certain notice requirements for Board nominations and proposals made by stockholders. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated November 15, 2006.)

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between The Coast Distribution System, Inc. and U.S. Stock Transfer Corporation, which includes, as Exhibit A thereto, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B thereto, the Form of Rights Certificate and as Exhibit C thereto, a Summary of Rights.( Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006)

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.37	Agreement and Plan of Merger dated as of April 29, 1998, between the Company and The Coast Distribution System, a California corporation and the Company’s predecessor (“Coast California”) pursuant to which its reincorporation in Delaware was accomplished (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005.)

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864) filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.42	Description of Coast Distribution System, Inc. 2007 Management Bonus Plan. (Incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 8 2007.)

10.43	The Coast Distribution System, Inc. 2008 Annual Executive Officer Performance Bonus Plan (incorporated by reference to Exhibit 99.1. to the Company’s Current Report on Form 8-K dated March 6, 2008).

10.44	The Company’s 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Previously filed.)

21	Subsidiaries of Registrant. (Previously filed.)

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accountants. (Previously filed.)

E-1

INDEX TO EXHIBITS

(Continued)

Exhibit No.	Description of Exhibit

24	Power of Attorney – Included on Signature Page. (Previously filed.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-2