Form 10-Q
period 2009-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2009-05-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act, (Check one):

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

4,449,431 shares of Common Stock as of May 5, 2009

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$545	$1,860
Accounts receivable – net of allowances of $1,660 and $1,399 as of March 31, 2009 and December 31, 2008, respectively	16,679	9,333
Inventories	30,788	30,710
Other current assets	4,556	5,652

Total current assets	52,568	47,555
PROPERTY, PLANT, AND EQUIPMENT, NET	2,623	2,785
OTHER ASSETS	2,558	2,119

	$57,749	$52,459

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$131	$135
Accounts payable	7,350	3,557
Accrued liabilities	3,058	3,469

Total current liabilities	10,539	7,161
LONG-TERM OBLIGATIONS	20,193	17,078
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,449,431 and 4,449,431 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	16,200	16,137
Accumulated other comprehensive income	(347)	31
Retained earnings	11,164	12,052

	27,017	28,220

	$57,749	$52,459

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2009	2008
Net sales	$23,198	$39,468
Cost of sales, including distribution costs	18,875	31,556

Gross profit	4,323	7,912
Selling, general and administrative expenses	5,536	8,198

Operating loss	(1,213)	(286)
Other expense
Interest	140	402
Other	(77)	149

	63	551

Loss before income taxes	(1,276)	(837)
Income tax provision (benefit)	(388)	13

Net loss	$(888)	$(850)

Basic and diluted loss per share	$(0.20)	$(0.19)

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(888)	$(850)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	204	239
Equity in net earnings of affiliated companies, net of distributions	11	11
Stock based compensation expense	63	65
Gain on sale of property and equipment	—	2
Deferred income taxes	(350)	—
Changes in assets and liabilities:
Accounts receivable	(7,346)	(14,949)
Inventories	(78)	(801)
Other current assets	1,087	43
Accounts payable	3,793	2,335
Accrued liabilities	(411)	(351)

Changes in assets and liabilities	(2,955)	(13,723)

Net cash used in operating activities	(3,915)	(14,256)
Cash flows from investing activities:
Capital expenditures	(55)	(123)
Cash paid for derivative asset	(44)	—
Increase in other assets	(101)	(56)

Net cash used in operating activities	(200)	(179)
Cash flows from financing activities:
Borrowings under line of credit agreement	22,430	44,389
Repayments under line of credit agreement	(19,285)	(28,938)
Repayments of long-term debt	(33)	(30)
Proceeds from issuance of common stock pursuant to employee stock plans	—	30
Dividends paid	—	(311)

Net cash provided by financing activities	3,112	15,140
Effect of exchange rate changes on cash	(312)	(289)

NET INCREASE (DECREASE) IN CASH	(1,315)	416
Cash beginning of period	1,860	790

Cash end of period	$545	$1,206

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2009 and the results of its operations and cash flows for the three months ended March 31, 2009 and 2008. The accounting policies followed by the Company are set forth in Note A to, and these condensed consolidated financial statements should be read in conjunction with, our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2009 and 2008 all of the Company’s common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share because the Company incurred a loss in each of those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Numerator:
Net loss	$(888)	$(850)

Denominator:
Weighted average shares outstanding	4,449	4,441
Dilutive effect of stock options	—	—
Denominator for diluted net earnings (loss) per share	4,449	4,441

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2009 (remaining nine months)	$3,233
2010	4,131
2011	3,476
2012	2,580
2013	2,288
Thereafter	6,817

$22,525

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
USA	$17,352	$27,630
Canada	5,846	11,838

	$23,198	$39,468

6.	Comprehensive Earnings.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Net loss	$(888)	$(850)
Change in accumulated foreign currency translation adjustment	(378)	(308)

Comprehensive loss	$(1,266)	$(1,158)

7.	Stock Based Compensation. On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This Statement establishes standards to be followed when accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the issuance of stock options under the Company’s Stock Incentive Plans. As provided for in the Statement, the Company has elected to adopt the standard using the modified prospective application method under which compensation cost is recognized for the fair value of share based award grants made on or after the adoption date of SFAS 123R and the portion of awards that were outstanding at that adoption date for which the requisite service has not been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. The Company’s stock option compensation expense was $63,100 and $65,000 for the three month periods ended March 31, 2009 and 2008, respectively.

In August 2008, our stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which set aside 300,000 shares of Common Stock for the grant of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares, the sum of which was equal to the number of shares available for the grant of new options under the Company’s existing stock incentive plans. At the same time, those 41,500 shares ceased to be issuable from the other plans. Options to purchase a total of 193,000 shares of our common stock granted under the 2008 plan were outstanding at March 31, 2009. Options to purchase 589,333 shares of our common stock granted under previous plans were outstanding at March 31, 2009.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

We used the following weighted average assumptions in estimating the fair value of the options issued in the periods indicated below:

	Three Months Ended March 31,
	2009	2008
Stock Incentive Plans:
Expected volatility	57.0%	42.0%
Risk-free interest rate	1.67%	2.50%
Expected dividend yields	N/A	5.50%
Expected lives	3 years	5 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield for the employee options granted in 2008 were based upon the Company’s current dividend policy and the fair market value of the Company’s shares at March 31, 2008. The Company’s board of Directors suspended its dividend in November 2008, and therefore, the dividend yield was not applicable in 2009. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The following table summarizes stock option activity during the three month periods ended March 31, 2009 and 2008:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	597,333	$6.26
Granted	185,000	1.07
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	782,333	$5.03	5.0 years	$3,150

Exercisable at March 31, 2009	385,333	$5.81	3.5 years	$600

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	105,000	5.20
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2008	593,333	$6.28	4.3 years	$272,572

Exercisable at March 31, 2008	208,333	$5.52	4.0 years	$216,472

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2009 and 2008, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2009 and 2008, respectively. There were no options exercised during the three months ended March 31 2009 or 2008.

The weighted-average grant-date fair values of options granted during the three month periods ended March 31, 2009 and 2008 were $0.58 and $1.34 respectively.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s nonvested options as of March 31, 2009 and 2008, and changes during the three month periods ended March 31, 2009 and 2008, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	359,500	$2.11
Granted	185,000	0.58
Vested	(147,500)	1.95
Forfeited	—	—
Nonvested at March 31, 2009	397,000	1.45

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	354,500	$2.44
Granted	105,000	1.34
Vested	(75,000)	2.54
Forfeited	—	—
Nonvested at March 31, 2008	384,500	2.12

As of March 31, 2009 and 2008, there was $440,100 and $571,252 of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. That cost is expected to be recognized over a weighted average period of 1.8 years in 2009 and 2.1 years in 2008.

8.	Recent Accounting Pronouncements.

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

The following table summarizes, as of March 31, 2009, the fair value measurement (in thousands of dollars), in accordance with SFAS 157, of our financial assets, which consisted of a derivative instrument which we purchased to hedge our foreign currency risk in Canada:

	At March 31, 2009
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Derivative Asset	$283	$—	$283

We used the income approach to value this financial instrument, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

amount, using the assumption that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. We have used mid market pricing as a practical expedient for fair value measurements. Key inputs for this currency derivative are the spot rate, option strike price, interest rates, volatilities, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet currency translations at the measurement date and were sourced from the Wall Street Journal.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option of Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides entities with the option to report selected financial assets and liabilities at fair value. Business entities adopting SFAS 159 will report unrealized gains and losses in earnings at each subsequent reporting date on items for which fair value option has been elected. SFAS 159 established presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 requires additional information that is intended to help investors and other financial statements users to understand the effects on a entity’s earnings of its choice to use fair value measures of its financial assets and liabilities. SFAS 159 became effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Although the Company has adopted SFAS 159, it has not elected to have any financial assets or liabilities presented or disclosed under the fair value option.

In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would sue about renewal or extension as adjustment for SFAS 142’s entity-specific factors. FSP 142-3 became effective for us beginning January 2, 2009. The adoption of SFAS 142-3 has not had a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141(R) will change accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a business acquisition transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. We adopted SFAS No. 141(R) as of January 1, 2009; however its effect on us will be dependent upon acquisitions that are effectuated after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 (SFAS No. 160) Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 became effective for us on January 1, 2009. The adoption of SFAS No. 160 has not had a material impact on our financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 12,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Ours sales to our Aftermarket Customers are affected primarily by (i) the usage of RVs and boats by the consumers, because such usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

Factors Generally Affecting Sales of RV and Boating Products

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to them, their confidence about future economic conditions and the availability of credit that consumers often use to finance the purchase of RVs and boats, each of which can affect the willingness and ability of consumers to use and purchase RVs and boats. As a result, recessionary conditions or a tightening in the availability or increases in the costs of borrowings often lead consumers to reduce their purchases and, to a lesser extent, their usage, of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increase in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs and the difficulties of using RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance.

These same conditions, in turn, affect the willingness and ability of Aftermarket Customers to purchase the products that we sell. If Aftermarket Customers lose confidence in future economic conditions or have difficulty obtaining or affording financing they use to fund their working capital requirements, they are more likely to reduce their purchases of the products we sell in order to reduce their inventories and their operating costs. By contrast, when the economy is strong and financing is readily available, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet demand from consumers.

As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, tightening in the availability and increases in the costs of consumer and business financing, shortages in the supply and increases in the prices of gasoline and unusually adverse weather conditions.

Overview of Operating Results – First Quarter 2009 vs. First Quarter 2008

	Three Months Ended March 31,
	2009	2008	2009 vs. 2008
	Amounts		% change
	(Dollars in thousands, except per share data)
Net sales	$23,198	$39,468	(41.2)%
Gross profit	4,323	7,912	(45.5)%
Selling, general and administrative expenses	5,536	8,198	(32.5)%
Operating loss	(1,213)	(286)	(324.1)%
Interest expense	140	402	(65.2)%
Loss before income taxes	(1,276)	(837)	(52.5)%
Income tax provision (benefit)	(388)	13	N/M
Net loss	$(888)	$(850)	(4.5)%
Net loss per common share – basic and diluted	$(0.20)	$(0.19)	(5.3)%

We generally incur losses in the first quarter of the year, primarily due to the seasonality of our business, as the purchase and usage of RVs and boats declines during the winter months. However, our results of operations in the quarter ended March 31, 2009 were impacted to a much greater extent by the economic recession and the credit crisis in the United States which reduced confidence in the economy among, discretionary spending by, and the availability of credit to consumers and our Aftermarket Customers who, due to these conditions, significantly reduced their purchases of the products we sell. As a result, as the above table indicates, net sales declined by $16.3 million, or 41.2%, in the first quarter of 2009 as compared to the same quarter of 2008, which predated the onset of the adverse effects of the economic recession and credit crisis. In anticipation of the effects that these conditions were likely to have on our net sales in the coming quarters, in the third quarter of 2008 we began implementing a cost reduction program designed to reduce our costs of sales and our selling, general and administrative (SG&A) expenses. As a result of that program, which included workforce reductions and reductions in compensation and in selling and other operating expenses, we were able to reduce our costs of sales by $12.7 million, or 40.2%, and our SG&A expenses by $2.7 million, or 32.5%, in the quarter ended March 31, 2009, as compared to the same quarter of 2008. However, those cost savings were not sufficient to fully offset the effects of the decline in net sales on our operating results. Consequently, we incurred an operating loss of $1.2 million, and a pretax loss of $1.3 million, in this year’s first quarter, as compared to an operating loss of $286,000 and a pretax loss of $837,000 in the first quarter of 2008. However, our net loss for this year’s first quarter increased only by $38,000, or 4.5%, to $888,000, or $0.20 per diluted share, from a net loss of $850,000, or $0.19 per diluted share, in the first quarter of 2008, as a result of an income tax benefit of $388,000 recorded for this year’s first quarter, as compared to income tax expense of $13,000 in the same quarter of 2008.

Due to the impact of the recession and credit crisis on our business and results of operations, we plan to implement additional measures to further reduce our costs of sales and SG&A expenses during the remainder of 2009. Due to the inherent uncertainties about the ultimate severity and duration of the recession and credit crisis, however, it is not possible to predict, with any assurance, whether those measures will enable us to return the Company to profitability in the current year.

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

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or other factors that could affect the values at which we had recorded such assets. Those allowances are periodically increased to replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in our statements of operations in the periods when those allowances are increased. As a result, our judgments and assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor, and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves for excess and obsolete inventory were $2,145,000 and $2,359,000 at March 31, 2009 and 2008, respectively. That reduction in the amount of the inventory allowance was attributable to inventory reductions we made at our distribution centers in response to the decline in sales that has resulted from the economic recession and credit crisis.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to us to offset or reduce our income tax liability in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to use our deferred tax asset depends on the taxable income that we generate during those time periods. At least once a year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely than not that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At March 31, 2009, the aggregate amount of our net deferred tax asset was approximately $3,350,000. There is no assurance, however, that we will be able to use this deferred tax asset in full as this will depend on the amount of taxable income we generate in future periods. As a result, it could become necessary for us to increase the valuation allowance in the future.

Long-Lived Assts and Intangible Assets. Long-lived assets are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable in full, based on standards established by SFAS No. 142, by comparing the fair value of the long-lived asset to its carrying amount.

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

Stock Based Compensation. We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) effective on January 1, 2006. This statement establishes accounting standards for recording in a company’s financial statements transactions in which an entity exchanges its equity instruments for goods or services. In the case of the Company, SFAS 123R applies primarily to transaction in which we obtain employee services for share-based payments, such as stock option grants under our stock incentive plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method, we began recognizing compensation costs on January 1, 2006 for the fair value of (i) all share based award grants made on or after such date, and (ii) the portion of pre-existing awards for which the requisite service had not been rendered as of January 1, 2006, in each case based on the grant-date fair value of those awards calculated under SFAS 123R for pro forma disclosures. Our stock option compensation expense for the three months ended March 31, 2009 and March 31, 2008, were $63,100 and $65,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $395,000 and $542,000 at March 31, 2009 and 2008, respectively. In the event that the assumptions and estimates on which the amount of the reserve was determined later prove to be incorrect due to increases in the number or amounts of the warranty claims we receive, it could become necessary for us to increase the reserve by means of a charge to our income. Increases in sales of these products in the future also may require us to increase our warranty reserve.

Results of Operations

Net Sales

The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2009 and 2008:

Three Months Ended March 31,
Amounts		% (Decrease)
2009	2008	2009 vs. 2008
$ 23,198	$39,468	(41.2)%

The decline in net sales during the first quarter of 2009 was due to an industry-wide slowdown in purchases and usage of RVs and boats. That slowdown was primarily attributable to the economic recession which resulted in declines in both discretionary income and in confidence regarding future economic conditions among consumers and Aftermarket Customers, and the credit crisis which has made it far more difficult for consumers to obtain consumer credit to finance their purchases of, and the costs of using, their RVs and boats, and for Aftermarket Customers to obtain business financing to fund their working capital requirements, which include purchases of the products we sell.

Gross Profit and Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale and warehouse and distribution costs, which include warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits and gross margin in the quarters ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Gross profit	$4,323	$7,912
Gross margin	18.6%	20.0%

The decrease in our gross margin in the first quarter of 2009, as compared to the first quarter of 2008, was primarily due to the sharp decline in our net sales in this year’s first quarter. As a result of that decline, as a percentage of net sales, our fixed warehouse costs increased, despite our implementation of a number of measures to reduce our costs of sales. Also contributing to the decrease in our gross profit and profit margin in the first quarter of 2009 was a weakening of the Canadian dollar, as compared to the U.S. dollar, in the fourth quarter of 2008 and the first quarter of 2009, which increased in the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, from which it purchases most of its products.

The measures we took to reduce our costs of sales include (i) workforce reductions among, and reductions in the compensation being paid to, distribution center employees, (ii) the replacement of the Company’s annual dealer show, that was to have been held in February 2009, with a much less costly on-line virtual dealer show, (iii) the introduction of additional lower-cost Coast branded products to increase our gross margin, (iv) reductions in freight costs, discounts and volume rebates, and (v) reductions in rent and square footage under lease at our distribution centers.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Selling, general and administrative expenses	$5,536	$8,198
As a percentage of net sales	23.9%	20.8%

We were able to reduce our selling, general and administrative (“SG&A”) expenses in absolute dollars in the quarter ended March 31, 2009 by $2,662,000, or 32.5%, as compared to the corresponding period of 2008, by reducing a number of such expenses, including compensation expense, through a combination of workforce and salary reductions, and sales and marketing expenses, in anticipation of the effect of the economic recession and credit crisis on our net sales. Due to the decrease in net sales, however, these expenses increased to 23.9% of net sales in this year’s first quarter as compared to 20.8% of net sales in the same quarter of 2008.

Other Expense

Other expense consists of interest expense that we incur on borrowings and, to a lesser extent, foreign currency gains or losses.

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Other expense
Interest expense	$140	$402
Other	(77)	149

Total	$63	$551
As a percentage of net sales	(0.3)%	(1.4)%

The largest component of other (income) expense is the interest expense that we incur on borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets. Interest expense decreased by $262,000 or 65% in the three months ended March 31, 2009, as compared to the same three months of 2008. This decrease was primarily the result of reductions in our average outstanding borrowings and decreases in the rates of interest charged on borrowings under on our bank line of credit during the first quarter this year as compared to the first quarter last year. The interest rate on our bank borrowings is tied to market rates of interest and the interest rate decreases in this year’s first quarter were due to a decline in market rates of interest as a result of interest rate reductions implemented by the Board of Governors of the Federal Reserve System in an attempt to spur borrowings by businesses and consumers in order to mitigate the adverse effect of the economic recession and credit crisis on business and consumer spending. Effective April 1, 2009, the interest rate on borrowings under our bank line of credit increased to prime plus 2.25% per annum from prime plus 0.25% per annum. See “Financial Condition, Liquidity and Capital Resources” below. However, we expect that our average outstanding borrowings in 2009 will be substantially lower than in 2008, which should largely offset the effect that the increase in the interest rate would otherwise have on our interest expense during the remainder of 2009.

Income Taxes

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Income tax provision (benefit)	$(388)	$13
Effective tax rate (benefit)	(30.4)%	1.6%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. However, the income tax benefit recorded for the first quarter of 2009 was attributable to the pretax losses incurred by our operations both in the United States and Canada.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank line of credit, and internally generated funds. As we previously reported, in March 2009 we entered into an agreement amending the terms of our revolving bank line of credit, in order to obtain a waiver from the bank lender of a failure to meet a tangible net worth covenant at December 31, 2008. Among other things, that amendment (i) has reduced the maximum amount of our credit line borrowings that can be outstanding at any one time from $40 million to a $25 million or, if less, an amount equal to 50% of eligible inventory and 80% of eligible accounts receivable, (ii) permits the bank to reduce the respective percentages of eligible inventory and eligible accounts receivable that determine the maximum amount of our borrowings that may be outstanding at any one time under the line of credit, (iii) substituted, for the annual tangible net worth covenant, a quarterly pretax income covenant that will require us to generate pretax income of not less than $1.2 million in one of the quarters of fiscal 2009 and to reduce our overall net loss in 2009 as compared to 2008, and (iv) increased the interest rate on our credit facility borrowings, effective as of April 1, 2009, from prime plus 0.25% per annum to prime plus 2.25% per annum, or Libor plus 4% per annum. The amendment also prohibits us from paying cash dividends or repurchasing our shares. The maturity date of the line of credit, which is May 2010, remains unchanged. As a result, the borrowings under this line of credit will be classified as short-term debt in our financial statements beginning with the quarter ended June 30, 2009.

The amendment makes us more vulnerable to economic downturns and competitive pressures, because we will have less borrowing capacity to meet our working capital requirements. As a result, it could become necessary for us to reduce our purchases of inventory or take other actions that would adversely affect our results of operations. In addition, there is no assurance that we will be able to meet the pretax income covenant under the amendment.

Moreover, because our line of credit will mature in May 2010, it will be necessary for us to obtain, by May 2010, one or more new sources of financing to replace our existing line of credit that will provide us with a sources of funds to enable us to continue to fund our working capital and other cash requirements at current levels. There is no assurance, however, that we will be able to obtain such financing on terms that are not more onerous than the current terms of our existing line of credit, if at all, because many banks and other lenders have curtailed, or altogether discontinued, asset-based lending of the type that has been available to us for more than the past 20 years. An inability to obtain such financing would have a material adverse effect on our business, financial condition, results of operations and future prospects.

At May 7, 2009, outstanding bank borrowings totaled $18,055,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the three months ended March 31, 2009, we used cash of $3.9 million for our operations, as compared to $14.3 million for the same three months of 2008. That reduction was primarily attributable to a decrease in accounts receivable for the three months ended March 31, 2009 to $7.3 million from $14.9 million in the same period of 2008. That decline in accounts receivable at March 31, 2009, as compared to March 31, 2008, was primarily attributable to the decline in purchases of the products we sell by consumers and our Aftermarket Customers as a result of the economic recession and credit crisis.

Our inventories increased by $78,000 in the first three months of 2009 as compared to $801,000 for the comparable period in 2008. At March 31 2009, our inventories were $30,788,000 as compared to $45,828,000 at March 31, 2008. This reduction in inventories were made in response to the decline in demand by consumers for products that we sell and, therefore, in the purchases of products from us by our Aftermarket Customers, also as a result of the economic recession and credit crisis.

Net Cash Used in Investing Activities. We used cash for investing activities of $200,000 in the quarter ended March 31, 2009, as compared to $179,000 in the same quarter of 2008, including capital expenditures of $55,000, primarily for purchases of warehouse and computer equipment, as compared to capital expenditures of $123,000 in the first quarter of 2008.

Net Cash Used in Financing Activities. Cash used in or provided by financing activities consists primarily of cash from the borrowings we obtain and repayments of such borrowings under our revolving bank credit facility. Generally, during the winter months, and particularly in the first quarter of the year, when sales are lower than in other periods of the year, we rely more heavily on such borrowings to finance increases in accounts receivable and inventory leading up to the spring and summer season, when sales increase due to the increased use and purchases by consumers of RVs and boats. By comparison, during the spring and summer months those increases in sales ordinarily generate increases in cash from operations which enable us to reduce our reliance on borrowings to fund our operations. In the first quarter of 2009, we obtained borrowings, net of repayments, under that credit facility of $3.1 million, as compared to net borrowings of $15.1 million under that credit facility in the first quarter of 2008. That decrease in net borrowings in this year’s first quarter was due to the decline in net sales and the reductions we made in our costs of sales and SG&A expenses in that quarter, as compared to the first quarter of 2008.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company’s Interim Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, at December 31, 2008:

	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual Obligations at December 31, 2008:
Long-Term debt Obligations	$16,966	$—	$16,966	$—	$—
Capital Lease Obligations	247	135	112	—	—
Operating Lease Obligations	22,929	4,152	6,967	4,901	6,909
Purchase Obligations under letters of credit	—	—	—	—	—

Total	$40,142	$4,287	$24,045	$4,901	$6,909

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31 2009.

Cash Dividends. The Board of Directors adopted a dividend policy which provided for the payment of quarterly cash dividends to our stockholders in the amount of $0.07 per share. We paid $311,000 in dividends in the first quarter of 2008. In November 2008, our Board of Directors suspended the payment of cash dividends to preserve cash for operations in response to the economic recession and the tightening of credit by banks. Additionally, the amendment agreement recently entered into with respect to the terms of the revolving bank credit facility prohibits us from paying cash dividends in the future. See “Working Capital, Liquidity and Cash Flows” above. As a result we do not anticipate paying cash dividends at least for the foreseeable future.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2009 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements in 2009 with borrowings under our revolving credit facility and internally generated funds.

We will continue to explore opportunities to increase our sales and our market shares and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes as well.

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

Our business and financial performance are adversely affected by downturns in economic conditions which affect discretionary spending by consumers. Our sales are affected directly by the purchase and usage levels of RVs and boats which, in turn, are dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs and boats. As a result, our sales are affected primarily by (i) the discretionary income that consumers have to spend, (ii) their confidence about economic conditions which determines their willingness to spend the discretionary income they do have, (iii) the availability of and the interest rates payable on borrowings, including credit card debt, that consumers rely on in purchasing and using RVs and boats, and (iv) the availability and prices of gasoline, which affect the ability and cost of operating and using their RVs and boats. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

•

Economic downturns and recessions, which result in declines in discretionary income and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs and boats and, therefore, their purchases of the products we sell;

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

Our results of operations in 2008 and the first quarter of 2009 illustrate the impact that adverse economic and market conditions can have on our business and financial performance. The current economic recession, which is reported to have begun in late 2007, became quite severe within the last nine months and has had wide-ranging consequences for the economy as a whole and has created serious and unprecedented difficulties for the RV and boating industries in particular. The recession began with dramatic declines in home prices and increases in mortgage loan delinquencies and home foreclosures that, in turn, led banks and other lending institutions to significantly curtail the availability of credit to both businesses and consumers. Those conditions resulted in a considerable decline in economic activity throughout the country and sharp and rapid drops in the prices of stocks and bonds, which led to rapid increases in unemployment and significant declines in the retirement savings of consumers that significantly reduced their discretionary income and caused them to lose confidence in the economy and in their own economic security. As a result, consumers significantly curtailed their purchases and usage of RVs and boats (as well as other durable goods such as automobiles) which, in turn, significantly reduced their need for and purchases of the products we sell.

Due to these conditions and circumstances, our sales declined by 41.2% and we incurred a net loss of $888,000 in, and the price of our shares (as well as the share prices of other RV and boating companies) declined significantly during the first three months of 2009.

There are still considerable uncertainties with respect to the ultimate duration and severity of the current economic recession and credit crisis. As a result, we expect that consumers will continue to be reluctant to increase their spending generally or their purchases and usage of RVs and boats, in particular, at least during the next three to six months. Consequently, we have been implementing programs designed to enable us to gain market share, increase our profit margins and reduce our costs in order to offset the effects that these economic and market conditions could have on our results of operations during 2009. However, due to those uncertainties, it is not possible to predict, with any degree of accuracy, whether or not these programs will enable us to achieve improvements in our results of operations in 2009, as compared to 2008.

The current economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance. The current economic recession and credit crisis have led to the closure or bankruptcies of many RV and boating dealers and a number of well-known RV manufacturers which could significantly reduce the size of the RV and boating markets and the number of our After-Market Customers and, therefore, adversely affect our business, sales, gross profit margins and future financial performance. In addition, the spending and borrowing habits of consumers who purchase and use RVs and boats may change, which could result in a decline in their purchases and usage of RVs and boats and, therefore, in their need for and purchases of the products we sell. Also, owners of RVs and boats may increasingly choose to purchase RV and boating parts, supplies and accessories from lower cost sellers, such as mass merchandisers and web-based retailers, instead of from independent dealers, supply stores and service centers that purchase products from us, which could adversely affect our market share, pricing, and sales revenues and, as a result our future financial performance.

We rely heavily on bank borrowings in the operation of our business which can make us more vulnerable to economic downturns. We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal of an interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement.

Due to the loss we incurred in 2008, we failed to meet the tangible net worth covenant as of December 31, 2008 under our revolving bank line of credit. As a condition to the bank’s waiver of the default that would have resulted from such failure, we entered into an agreement with the bank which amended our bank loan agreement. Among other things, that amendment (i) has reduced the maximum amount of our borrowings that may be outstanding at any one time under our revolving credit facility to a maximum of $25 million or 50% of our eligible inventory and 80% of our eligible accounts receivable, whichever is less, (ii) permits the bank to reduce the respective percentages of eligible inventory and accounts receivable that determine and, therefore, the bank may reduce, the maximum amount of borrowings that may be outstanding under the credit facility at any one time, (iii) substituted, for the annual tangible net worth covenant, a quarterly pre-tax income covenant that will require us to generate profits during at least one quarter of fiscal 2009 and to reduce our net loss in 2009 as compared to 2008, and (iv) increased the interest rate on our credit facility borrowings from prime plus 0.25% per annum to prime plus 2.25% per annum, or Libor plus 4% per annum, which increases our borrowing costs. These amendments will make us more vulnerable to economic downturns and competitive pressures, as we will have less borrowing capacity to meet our working capital requirements in the event that internally generated cash flow declines, whether as a result of the economic recession or other adverse conditions. In such an event, we could be forced to reduce our purchases of inventory and tighten the payment terms we extend to our customers, or shut down some of our distribution centers, which would adversely affect our results of operations in the future. Moreover, there is no assurance that we will be able to meet the new pre-tax income covenant in the amendment agreement with the bank. A failure to meet that covenant could have a material adverse effect on our financial condition and results of operations.

In addition, because our line of credit will mature in May 2010, it will be necessary for us to obtain, by May 2010, one or more new sources of financing to replace our existing line of credit to provide a source of financing that will enable us to continue to fund our working capital and other cash requirements at current levels. There is no assurance, however, that we will be able to obtain such financing on terms that are not more onerous than the current terms of our existing line of credit, if at all, because many banks and other lenders have curtailed, or altogether discontinued, asset-based lending of the type that has been available to us for more than the past 20 years. An inability to obtain such financing would have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Our financial performance can be adversely affected due to our increased reliance on foreign suppliers. As we increase our reliance on foreign suppliers, we may become increasingly vulnerable to the effects of political instability and adverse economic conditions in the countries in which those suppliers are located. Additionally, while we pay for the products we purchase in foreign countries in U.S. Dollars, and therefore, those purchases do not expose us to currency exchange risks, a weakening U.S. Dollar may lead foreign suppliers to increase the prices they charge us for their products in order to mitigate their currency exchange risk. Such price increases could reduce the margin advantage that we have realized on our resale of those products.

Risks of patent infringement claims. We design, or have independent product design firms or manufacturers, design and engineer many of the proprietary products and foreign sourced products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary right held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted as against us. However, there can be no assurance e that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

We face substantial competition that could lead to declines in net sales or reductions in our gross profits. We face significant competition in each of our markets which can adversely affect our sales, profit margins and operating results. In our RV and boating products markets we face competition not only from other wholesale distributors, but also from mass merchandisers, web retailers, catalog houses and national and regional retail chains that sell RV or boating parts, supplies and accessories and, due to their size and financial resources, are able to purchase such products directly from manufacturers at prices comparable to the prices at which we are able to purchase such products for those same or competing manufacturers. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV an boating dealers, supply stores and service centers that purchase products from us and, therefore, their pricing decisions and the breadth of the products they sell can affect both the volume of our sales and the prices we are able to charge our customers for the same or competing products. Moreover, price competition, particularly from such mass merchandisers and national chains, has been increasing as they seek to maintain and increase their market shares in this difficult economy. As a result, in order to remain competitive it could become necessary for us to reduce our prices, including the prices at which we sell our proprietary and brand name products, in which event we could lose the price advantages that we have gained form the sale of those products. On the other hand, if we match our competitors’ price reductions, our gross profits and gross margin could be adversely affected. Additionally, we face stiff competition in the sale of our line of portable and standby power generators in the outdoor power equipment market from manufacturers and suppliers of competing products, some of which are larger, have greater marketing and capital resources and are better-known in that market, which could force us to reduce our prices for or prevent us from increasing our sales of those products.

Our business is seasonal and our financial performance can be adversely affected by unusual weather conditions. Our business is seasonal, because consumers generally increase their purchases and usage of RVs and boats and, therefore, increase their purchases of the products we sell, primarily in the spring and summer months, which coincide with our second and third fiscal quarters; whereas, such purchases and usage declines in the late fall and in the winter months, which coincide with the fourth and first fiscal quarters of our fiscal year. As a result, as a general rule, our sales are higher and our financial performance is better in our second and third fiscal quarters than in our fourth and first fiscal quarters, during which we often incur losses.

However, the occurrence of unusually severe or extended winter weather conditions can adversely affect our operating results in our second and third fiscal quarters, and can lead to more severe swings in our sales and financial performance because such conditions can have the effect of reducing the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions.

Other Risks Additional information regarding these risks and information regarding other risks and uncertainties to which our business is subject is contained in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 as filed with the Securities and Exchange Commission. Due to the risks and uncertainties that are described above or in our 2008 Annual Report on Form 10-K, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of its date, or to make predictions about our future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2008 Annual Report on Form 10-K, except as may be required by law or the rules of the American Stock Exchange.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of March 31, 2009, we had outstanding approximately $20.1 million under our revolving credit facility.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, it is our policy to hedge the net investment of our foreign operations in Canada by sometimes purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. We account for such derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of March 31, 2009, we held foreign currency derivatives maturing in approximately four months.

On the other hand, we do not use financial instruments for trading or other speculative purposes.

Net Investment Hedges. As described above, we hedge certain portions of our net investment in our Canadian subsidiary against currency exchange risks and, for that purpose we held derivatives, in the form of foreign currency purchased option contracts, with a notional value of $6,000,000 as of March 31, 2009. We have elected to designate those contracts for special hedge accounting treatment under SFAS 133 as net investment hedges. Accordingly, those contracts are held at fair value on our balance sheet with the effective portion of the hedge recorded in Accumulated Other Comprehensive Income. In the first fiscal quarter of 2009, we recorded a loss of $47,000 in Accumulated Other Comprehensive Income in respect of the effective portion of that hedge. There were no material amounts of ineffectiveness recorded during the first quarter of 2009 and the hedge relationship is expected to be highly effective throughout the remaining life of the hedge. The counterparties associated with those derivative contracts are large creditworthy commercial banking institutions and the derivatives transacted with these institutions are relatively short in duration. As a result, we do not consider counterparty non-performance to be a material risk.

The following table summarizes our open foreign currency purchased option contracts to hedge portions of our net investment in our Canadian subsidiary as of March 31, 2009. All data, except contract rates, are in thousands.

Foreign Currency	Purchased Put Sell CAD
Notional Amount	$6,000
Weighted Average Strike Price	1.212
USD Equivalent	$4,955
Weighted Average Maturity	Less than four months

All cash flows resulting from these derivative contracts are expected to be generated within 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A	RISK FACTORS

Except for any updates set forth in Item 2 of Part I of this Report, under the caption “Forward Looking Information and Risk Factors and Uncertainties that Could Affect Our Future Financial Performance,” there were no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 15, 2009	By:	/s/ SANDRA A. KNELL
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