Form 10-Q
period 2009-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2009-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

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

4,449,431 shares of Common Stock as of August 5, 2009

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,614	$1,860
Accounts receivable – net of allowances of $994 and $1,399 as of June 30, 2009 and December 31, 2008, respectively	14,198	9,333
Inventories	24,706	30,710
Other current assets	3,205	5,652

Total current assets	44,723	47,555
PROPERTY, PLANT, AND EQUIPMENT, NET	2,528	2,785
OTHER ASSETS	2,540	2,119

	$49,791	$52,459

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$11,492	$135
Accounts payable	6,276	3,557
Accrued liabilities	3,182	3,469

Total current liabilities	20,950	7,161
LONG-TERM OBLIGATIONS	51	17,078
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,449,431 and 4,449,431 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	16,257	16,137
Accumulated other comprehensive income	207	31
Retained earnings	12,326	12,052

	28,790	28,220

	$49,791	$52,459

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$33,138	$41,217	$56,336	$80,685
Cost of sales, including distribution costs	26,510	32,391	45,385	63,947

Gross profit	6,628	8,826	10,951	16,738
Selling, general and administrative expenses	4,551	6,299	10,087	14,497

Operating income	2,077	2,527	864	2,241
Other income (expense)
Interest	(208)	(457)	(348)	(859)
Other	(206)	(139)	(129)	(288)

	(414)	(596)	(477)	(1,147)

Earnings before income taxes	1,663	1,931	387	1,094
Income tax provision	$501	370	113	383

Net earnings	$1,162	$1,561	$274	$711

Basic earnings per share	$0.26	$0.35	$0.06	$0.16

Diluted earnings per share	$0.26	$0.35	$0.06	$0.16

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net earnings	$274	$711
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	416	478
Equity in net earnings of affiliated companies, net of distributions	23	22
Stock based compensation expense	120	130
(Gain) Loss on sale of property and equipment	(2)	81
Deferred income taxes	(350)	—
Changes in assets and liabilities:
Accounts receivable	(4,865)	(7,296)
Inventories	6,004	3,440
Other current assets	2,147	682
Accounts payable	2,719	(2,745)
Accrued liabilities	(287)	122

Changes in assets and liabilities	5,718	(5,797)

Net cash provided by (used in) operating activities	6,199	(4,375)
Cash flows from investing activities:
Proceeds from sales of property and equipment	2	1
Capital expenditures	(123)	(239)
Cash paid for derivative asset	(44)	—
Increase in other assets	(93)	(44)

Net cash used in operating activities	(258)	(282)
Cash flows from financing activities:
Borrowings under line of credit agreement	55,277	92,781
Repayments under line of credit agreement	(60,879)	(86,742)
Repayments of long-term debt	(66)	(61)
Proceeds from issuance of common stock pursuant to employee stock plans	—	30
Retirement of common stock	—	(1)
Dividends paid	—	(445)

Net cash provided by (used in) financing activities	(5,668)	5,562
Effect of exchange rate changes on cash	481	(353)

NET INCREASE IN CASH	754	552
Cash beginning of period	1,860	790

Cash end of period	$2,614	$1,342

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2009 and the results of its operations and cash flows for the three and six months ended June 30, 2009 and 2008. The accounting policies followed by the Company are set forth in Note A to, and these condensed consolidated financial statements should be read in conjunction with, our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2.	The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of outstanding stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For both the three and six months ended June 30, 2009, 617,667 shares of common stock, which were issuable on exercise of stock options, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average market price of the Company’s common stock during these periods; whereas, for the three and six months ended June 30, 2008, 488,000 and 482,000 shares of common stock, respectively, that were issuable on exercise of stock options, were excluded from the computation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Numerator
Net earnings	$1,162	$1,561	$274	$711
Denominator
Weighted average shares outstanding	4,449	4,445	4,449	4,443
Dilutive effect of stock options	26	45	14	49

Denominator for diluted net income per share	4,475	4,490	4,463	4,492

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2009 (remaining six months)	$2,242
2010	4,298
2011	3,573
2012	2,618
2013	2,326
Thereafter	7,031

$22,088

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
USA	$25,533	$29,607	$42,885	$57,237
Canada	7,605	11,610	13,451	23,448

	$33,138	$41,217	56,336	80,685

6.	Comprehensive Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net earnings	$1,162	$1,561	$274	$711
Change in accumulated foreign currency translation adjustment and fair value of derivative:	554	63	176	(245)

Comprehensive earnings (loss)	$1,716	$1,624	$450	$466

7.	Stock Based Compensation. On January 1, 2006, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 123R, Share-Based Payment (“SFAS 123R”). This Statement establishes standards to be followed when accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions, such as the options issued under the Company’s Stock Incentive Plans. For purposes of SFAS 123R, the Company uses the modified prospective application method under which compensation cost is recognized (i) for the fair value of share based awards granted on or after the adoption date of SFAS 123R and (ii) the portion of awards that were outstanding at that adoption date for which the requisite service had not yet been rendered, on the basis of the grant-date fair values of those awards calculated under Statement 123 for pro forma disclosures. The Company’s equity compensation expense was $57,000 and $65,000 for the quarters ended June 30, 2009 and 2008, respectively, and $120,000 and $130,000 for the six months ended June 30, 2009 and 2008, respectively.

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units, to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under the Company’s previously approved stock incentive plans. At the same time, those 41,500 shares ceased to be issuable under those plans. Options to purchase a total of 188,000 shares of our common stock granted under the 2008 plan were outstanding at June 30, 2009.

Options to purchase 515,667 shares of our common stock granted under previous plans were outstanding at June 30, 2009. The 2008 Plan provides that if any of those options expire or are terminated, rather than being exercised, the shares that had been issuable under those options will thereupon become available for the grant of equity incentives under the 2008 Plan. As a result, assuming all of those earlier granted options were to expire or terminate, the maximum number of shares that could become issuable under the 2008 Plan is 857,167.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

We used the following weighted average assumptions in estimating the fair value of the options granted in the periods indicated below:

	Six Months Ended June 30,
	2009	2008
Stock Incentive Plans:
Expected volatility	57.0%	42.0%
Risk-free interest rate	1.67%	2.50%
Expected dividend yields	N/A	5.50%
Expected lives	3 years	5 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield for the employee options granted in 2008 was based on the Company’s dividend policy then in effect and the fair market value of the Company’s shares at June 30, 2008. The Company’s Board of Directors suspended the payment of dividends in November 2008, and therefore, the dividend yield was not applicable in 2009. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The following table summarizes stock option activity during the six month periods ended June 30, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	597,333	$6.26
Granted	185,000	1.07
Exercised	—	—
Forfeited	(78,666)	5.27

Outstanding at June 30, 2009	703,667	$5.00	3.9 years	$258,660

Exercisable at June 30, 2009	343,167	$6.04	3.7 years	$18,860

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	105,000	5.20
Exercised	—	—
Forfeited	—	—

Outstanding at June 30, 2008	593,333	$6.28	4.3 years	$66,390

Exercisable at June 30, 2008	208,333	$5.52	4.0 years	$66,390

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on June 30, 2009 and 2008, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2009 and 2008, respectively. There were no options exercised during the six months ended June 30, 2009 or 2008.

The weighted-average grant-date fair values of options granted during the six month periods ended June 30, 2009 and 2008, determined in accordance with SFAS 123R, were $0.58 and $1.34 respectively.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s nonvested options as of June 30, 2009 and 2008, and changes during the six month periods ended June 30, 2009 and 2008, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2008	359,500	$2.11
Granted	185,000	0.58
Vested	(159,650)	2.02
Forfeited	(24,350)	1.99

Nonvested at June 30, 2009	360,500	1.37

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	354,500	$2.44
Granted	105,000	1.34
Vested	(75,000)	2.54
Forfeited	—	—

Nonvested at June 30, 2008	384,500	2.12

As of June 30, 2009 and 2008, there were, respectively, $383,600 and $513,200 of total unrecognized compensation cost related to nonvested options granted under the Company’s stock incentive plans. That cost is expected to be recognized over a weighted average period of 1.9 years in 2009 and 2.3 years in 2008.

8.	Fair Value Measurements and Financial Instruments.

The Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) on January 1, 2008. SFAS 157 applies primarily to financial assets and liabilities that are measured and reported on a fair value basis. It requires new disclosures regarding those fair value measurements that are designed to enable the reader of financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. More specifically, SFAS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities;

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market date; and

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables summarize, as of June 30, 2009 and December 31, 2008, respectively, the fair value measurements (in thousands of dollars), in accordance with SFAS 157, of our financial assets, which consisted of cash and cash equivalents and a derivative instrument which we purchased to hedge our foreign currency risk in Canada:

	At June 30, 2009
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Derivative Asset	$1	$—	$1
Cash and Cash Equivalents	$2,614	$2,614	$—

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

	At December 31, 2008
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Derivative Asset	$286	$—	$286
Cash and Cash Equivalents	$1,860	$1,860	$—

We used the income approach to value the derivative asset, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, using the assumption that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rates and credit risk. We have used mid market pricing as a practical expedient for fair value measurements. Key inputs for this currency derivative are the spot rate, option strike, interest rates, volatilities, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet currency translations at the measurement date and was sourced from the Wall Street Journal.

Cash and cash equivalents are valued based on quoted market prices in active markets.

The carrying amounts of certain non-financial instruments, including accounts receivable, accounts payable, accrued liabilities and short-term debt approximate fair value due to the short maturities of those instruments.

9.	Recent Accounting Pronouncements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which became effective on November 13, 2008. FAS 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (GAAP). FAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 was replaced by the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168) in June 2009. FAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have a material effect on the Corporation’s consolidated financial position, results of operations or cash flows but it is expected to change how we disclose our accounting policies.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Corporation has evaluated subsequent events for recognition or disclosure through the time of filing these consolidated financial statements on Form 10-Q with the Securities and Exchange Commission.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (“APB) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial statements for interim reporting periods as well as in annual financial statements. The FSP also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 requires that an entity disclose in the body or in the accompany notes of its financial

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. In addition, an entity shall also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. The Company adopted the provisions of FSP 107-1 in the second quarter of fiscal 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. Since FSP 107-1 only required additional disclosures, the adoption did not impact the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, comparative disclosures are required but only for periods ending after initial adoption. The Company adopted the provisions of FSP 157-4 in the second quarter of fiscal 2009. The adoption did not have a material adverse impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007) (“SFAS No. 141R”), Business Combinations. SFAS No. 141(R) will change accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a business acquisition transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141(R) also will change the accounting treatment and disclosures for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. SFAS No. 141(R) was adopted as of January 1, 2009; however its effect will be dependent upon acquisitions that are effectuated after that date.

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

We do not believe that any other recently issued, but not yet effective, accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 12,000 products and serve more than 12,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“Aftermarket Customers”). Ours sales to our Aftermarket Customers are affected primarily by (i) the usage of RVs and boats by the consumers, because such usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

Factors Generally Affecting Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend in large measure upon the extent of discretionary income available to them, their confidence about future economic conditions and the availability and cost of credit that consumers use to finance the purchase of RVs and boats, each of which can affect the willingness and ability of consumers to purchase and use RVs and boats. As a result, recessionary conditions or a tightening in the availability or increases in the costs of borrowings often lead consumers to reduce their purchases and, to a lesser extent, their usage, of RVs and boats and, therefore, their need for and their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs and the difficulties of using RVs and boats. Weather conditions also can affect our operating results. Purchases and the usage of RVs and boats decline in the winter months and, as a result, our sales and operating results in the first and fourth quarters of the year generally are lower than in the second and third quarters of the year. See “Seasonality and Inflation” below. However, our sales and operating results can be adversely affected if unusually severe or winter weather conditions occur during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and boats, therefore, their purchases of the products we sell.

These same circumstances and conditions, in turn, affect the ability and willingness of Aftermarket Customers to purchase the products that we sell. Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they use to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines, during such periods, in the usage and purchases of RVs and boats by consumers. By contrast, when the economy is strong and financing is readily available, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, tightening in the availability and increases in the costs of consumer and business financing, shortages in the supply and increases in the prices of gasoline and adverse weather conditions.

Overview of Operating Results – Three and Six months Ended June 30, 2009 and 2008

The following table provides a comparison of our results of operations in the three and six months ended June 30, 2009 and the same respective periods of 2008.

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change	Amounts		% Change
	2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
	(Dollars in thousands, except per share amounts)
Net Sales	$33,138	$41,217	(19.6)%	$56,336	$80,685	(30.2)%
Gross Profit	6,628	8,826	(24.9)%	10,951	16,738	(34.6)%
Selling, general and administrative exp.	4,551	6,299	(27.8)%	10,087	14,497	(30.4)%
Operating income	2,077	2,527	(17.8)%	864	2,241	(61.4)%
Other Expense	414	596	(30.5)%	477	1,147	(58.4)%
Earnings before income taxes	1,663	1,931	(13.9)%	387	1,094	(64.6)%
Net earnings	1,162	1,561	(25.6)%	274	711	(61.5)%
Earnings per common share – diluted	$0.26	$0.35	(25.7)%	$0.06	$0.16	(62.5)%

As indicated in the table above, our sales and earnings declined in the three and six months ended June 30, 2009 as compared to the same three and six month periods of 2008. Those declines were primarily attributable to the worsening of both the economic recession and credit crisis in the United States and Canada which have caused a decline in consumer confidence and reductions in the availability of credit that, since June 30, 2008, have led to significant reductions in discretionary spending on which purchases and the usage of RVs and boats, and the demand for the products we sell, depend.

As a result, our net sales declined by $8.1 million, or 19.6%, and $24.3 million, or 30.2%, in the three and six months ended June 30, 2009, respectively, as compared to the same respective periods in 2008, which predated the full onset of the adverse effects caused by the economic recession and credit crisis. In anticipation of the adverse effects that these conditions were likely to have on our net sales in the coming quarters, in the third quarter of 2008 we began implementing a cost reduction program designed to reduce our costs of sales and our selling, general and administrative (SG&A) expenses. As a result of that program, which included workforce reductions and reductions in compensation and in selling and other operating expenses, we were able to reduce our SG&A expenses by $1.7 million, or 27.8%, in the three months, and $4.4 million, or 30.4%, in the six months, ended June 30, 2009 as compared to the same respective periods in 2008. However, those cost savings were not sufficient to fully offset the effects of the decline in net sales on our results of operations. Consequently, our operating income and net earnings declined by $450,000, or 17.8%, and $399,000, or 25.6%, respectively, in the three months ended June 30, 2009, as compared to the same three months of 2008. For these same reasons, in the six months ended June 30, 2009 our operating income and net earnings declined by $1,377,000, or 61.4%, and $437,000, or 61.5%, respectively, as compared to the six months ended June 30, 2008. Diluted earnings per share declined to $0.26 and $0.06, respectively, in the three and six months ended June 30, 2009 from $0.35 and $0.16, respectively, in the same three and six month periods of 2008.

Notwithstanding those declines, in the three months ended June 30, 2009 we achieved significant improvements in operating income and net income to $2,077,000 and $1,162,000, respectively, from an operating loss of $1,213,000 and a net loss of $888,000 in the first three months of 2009. While some of that improvement was attributable to the seasonality of our business, the implementation of our cost reduction program also contributed to that improvement.

We also saw a modest improvement in sales during the second half, as compared to the first half, of this year’s second quarter which we believe was primarily the result of our Aftermarket Customers replenishing their inventories of parts, supplies and accessories for the spring and upcoming summer months. However, due to the inherent uncertainties regarding the ultimate severity and continued duration of the recession and credit crisis, and concerns that unemployment and home foreclosures could increase, it is not possible to predict with any assurance whether or not this improvement in our sales in this year’s second quarter represents the beginning of a positive trend that will continue during the remainder of 2009. As a result, we plan to continue our efforts to achieve further reductions in our costs of sales and SG&A expenses during the coming months.

Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their costs or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts at which we expect to be able to sell our inventories and the amounts of available income tax benefits that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” in the carrying values of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”) and an allowance for inventory obsolescence. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to adverse changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments and assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic slowdowns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, we make such estimates based on the information available to us at that time and reevaluate and adjust the reserves and allowances for potential write-downs on a quarterly basis.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivables in each reporting period. The amount of the allowance changes from time to time based on several factors, including the age of unpaid accounts receivable, a review of significant past due accounts, our application of amounts from the allowance to offset write-downs of specific accounts that we conclude are no longer recoverable in full and economic and market trends that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if economic or market conditions were to deteriorate further, adversely affecting the ability of customers to make payments to us on a timely basis, it may become necessary for us to increase the allowance for uncollectible accounts. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor, and not a manufacturer, of products and all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance that we maintain for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,981,000 and $2,029,000 at June 30, 2009 and 2008, respectively. That reduction in the amount of the inventory allowance was attributable to inventory reductions we made at our distribution centers in response to the decline in sales that has resulted from the economic recession and credit crisis.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce our income tax liability in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to use our deferred tax asset depends on the taxable income that we generate during those time periods. At least once a year, we make estimates of our future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount and duration of the tax benefits available to us that it has become more likely that we will not be able to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our income statement. At June 30, 2009, the aggregate amount of our net deferred tax asset was approximately $3,350,000.

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

Derivative Financial Instruments. We have substantial business operations in Canada and as a result, our sales, earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Therefore, it is our policy to hedge the net investment of our operations in Canada by sometimes purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate or “hedge” the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. We account for such derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). Accordingly, such contracts are held at fair value on our balance sheet with the effective portion of the hedge recorded in Accumulated Other Comprehensive Income. As of June 30, 2009, we held one foreign currency derivative with an average weighted maturity, as of June 30, 2009, of two months. On the other hand, we do not use financial instruments for trading or other speculative purposes. Additional information regarding that foreign currency derivative and our related currency hedging practices is contained in Item 3 – “Quantitative and Qualitative Disclosures About Market Risk” below in this Report.

Stock Based Compensation. We adopted the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”) effective January 1, 2006. This statement establishes accounting standards for recording, in a company’s financial statements, transactions in which an entity exchanges its equity instruments for goods or services. In the case of the Company, SFAS 123R applies primarily to transaction in which we obtain employee services for share-based payments, such as options issued under our stock incentive plans. SFAS 123R provides for, and we elected to adopt, the modified prospective method for applying SFAS 123R. Under that method, since January 1, 2006 we have been recognizing compensation expense for the fair values of (i) all share based awards made on or after such date, based on the grant-date fair values of those awards calculated in accordance with SFAS 123R, and (ii) the portion of pre-existing share based awards for which requisite service had not been rendered as of January 1, 2006, based on the grant-date fair values of those awards calculated in accordance with SFAS 123 for pro forma disclosures. Our stock based compensation expense, which is a non-cash expense, was $57,000 and $65,000 for the quarters ended June 30, 2009 and 2008, respectively, and $120,000 and $130,000 for the six months ended June 30, 2009 and 2008, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $412,000 and $506,000 at June 30, 2009 and 2008, respectively. Those amounts were determined on the basis of a number of factors, including our estimates of future sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

Results of Operations

Net Sales

The following table sets forth and compares our net sales (in thousands of dollars) for the three and six months ended June 30, 2009 and 2008:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2009	2008	2009 vs. 2008	2009	2008	2009 vs. 2008
(Unaudited)
$ 33,138	$41,217	(19.6)%	$56,336	$80,685	(30.2)%

The declines in net sales during the three and six months ended June 30, 2009 were due primarily to declines in purchases and the usage of RVs and boats. Those declines were primarily attributable to the worsening of the economic recession and the credit crisis in the United States and Canada subsequent to June 30, 2008. The economic recession and the credit crisis have combined to reduce disposable income and the confidence of consumers about the future which, in turn, have caused consumers to reduce discretionary spending on which the purchase and the usage of RVs and boats depend. As a result, consumers have reduced their purchases of the products we sell and those reductions, together with the credit crisis, have caused Aftermarket Customers to reduce their product purchases from us.

Gross Profit and Gross Margin

Gross profit is calculated by subtracting the costs of products sold from net sales. Costs of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits (in thousands of dollars) and our gross margin in the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Gross profit	$6,628	$8,826	$10,951	$16,738
Gross margin	20.0%	21.4%	19.4%	20.8%

The decreases in our gross profits and gross margin in the three and six months ended June 30, 2009, as compared to the same three and six month periods of 2008, were primarily due to the decline in our net sales during the first six months of 2009, as compared to the corresponding six months of 2008. In response to declining sales, during the past nine months we have introduced and begun selling additional higher margin Coast branded products and have implemented a number of measures to reduce our costs of sales, including (i) workforce reductions among, and reductions in the compensation being paid to, distribution center employees, (ii) the replacement of our annual dealer show, that was to have been held in February 2009, with a much less costly on-line virtual dealer show, (iii) reductions in freight costs, discounts and volume rebates, and (iv) reductions in rent and square footage under the leases for some of our distribution centers. Nevertheless, those measures were not sufficient to fully offset the adverse effects on our gross profits and gross margins of the decreases in net sales. Also contributing to the decrease in our gross profit and profit margin in the six months ended June 30, 2009 was a weakening of the Canadian dollar, as compared to the U.S. dollar, in the fourth quarter of 2008 and the first quarter of 2009, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, who are the principal source of the products it purchases.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Selling, general and administrative expenses	$4,551	$6,299	$10,087	$14,497
As a percentage of net sales	13.7%	15.3%	17.9%	18.0%

Our selling, general and administrative (“SG&A”) expenses decreased, in absolute dollars, by $1,748,000, or 27.8%, in the quarter ended June 30, 2009 and by $4,410,000, or 30.4%, in the six months ended June 30, 2009, as compared to the same respective periods of 2008. These declines were the result of cost savings measures that we have implemented, in response to the economic recession and credit crisis, since the third quarter of 2008, including reductions in compensation expense, through a combination of workforce and salary reductions, and in sales and marketing expenses. As a result, notwithstanding the declines of 19.6% and 30.2% in our net sales in the three and six months ended June 30, 2009, we succeeded in reducing our SG&A expenses to 13.7% and 17.9% of our net sales in the three and six months ended June 30, 2009, respectively, from 15.3% and 18.0%, respectively, in the same three and six month periods of 2008.

Other Expense

Other expense consists of interest expense that we incur on borrowings and, to a lesser extent, foreign currency gains or losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Other Expense
Interest expense	$208	$457	$348	$859
Other	206	139	129	288

Total	$414	$596	$477	$1,147
As a percentage of net sales	1.3%	1.5%	0.9%	1.4%

The largest component of other expense is the interest expense that we incur on borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets. Interest expense decreased by $249,000, or 54%, and $511,000, or 59%, in the three and six months ended June 30, 2009, respectively, as compared to the same three and six month periods of 2008. These decreases were primarily the result of reductions in our average outstanding bank borrowings and decreases in the rates of interest charged on those borrowings during the first six months of this year as compared to the same six months of last year. The reductions in our bank borrowings were primarily the result of (i) reductions that we made in inventories and declines in outstanding accounts receivable, which were primarily attributable to decline in sales as a result of the economic recession and credit crisis, and (ii) reductions in our costs of sales and SG&A expenses as a result of the implementation of our costs savings program. Because the interest rates charged on our bank borrowings fluctuate with market rates of interest, the decreases in interest rates were primarily the result of interest rate reductions implemented by the Federal Reserve Board in response to the deterioration of economic conditions.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Income tax provision	$501	$370	$113	$383
Effective tax rate	30.0%	19.2%	29.2%	35.0%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds. As we previously reported, in March 2009 we entered into an agreement amending the terms of our revolving bank line of credit, in order to obtain a waiver from the bank lender of a failure to meet a tangible net worth covenant at December 31, 2008. Among other things, that amendment (i) reduced the maximum amount of our credit line borrowings that can be outstanding at any one time from $40 million to a $25 million or, if less, an amount equal to 50% of eligible inventory and 80% of eligible accounts receivable, (ii) provides that the bank may reduce the respective percentages of eligible inventory and eligible accounts receivable that determine the maximum amount of our bank borrowings that may be outstanding at any one time, (iii) substituted, for the annual tangible net worth covenant, a quarterly pretax income covenant, and (iv) increased the interest rate on our credit facility borrowings, effective as of April 1, 2009, from prime plus 0.25% per annum to prime plus 2.25% per annum, or Libor plus 4% per annum. The amendment also prohibits us from paying cash dividends or repurchasing our shares. The maturity date of the line of credit, which is May 2010, remains unchanged and, as a result, borrowings under the line of credit have been classified as short-term debt at June 30, 2009; whereas, such borrowings were classified as long term debt as of December 31, 2008. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

These amendments make us more vulnerable to economic downturns and competitive pressures, because we will have less borrowing capacity to meet our working capital requirements in the event that internally generated cash flow declines, whether as a result of the economic recession or other adverse conditions. In such an event, it could become necessary for us to reduce our purchases of inventory or take other actions that could adversely affect our results of operations. In addition, there is no assurance that we will be able to meet the pretax income covenant under the amendment, although we were in compliance with that covenant at June 30, 2009.

On the other hand, we have reduced our need for and our use of borrowings since December 31, 2008 due primarily to (i) our reductions in inventories, and a decrease in outstanding accounts receivable due to the decline in net sales and our implementation of more stringent customer credit standards, and (ii) our success in reducing our costs of sales and SG&A expenses, in the six months ended June 30, 2009. As a result, at August 5, 2009, our outstanding bank borrowings totaled $9,470,000, as compared to $16,966,000 at December 31, 2008.

Due to the continuing economic recession and the credit crisis, there is no assurance that our bank lender will renew or extend our credit line or, even if it is willing to do so, that the costs of and the restrictions on borrowings will not be more onerous than under the current credit line. As a result, we have begun exploring other possible sources of borrowings, so that our operations will not be adversely affected if the current credit line is not renewed or extended or if the borrowing costs or restrictions under any renewal or extension are made significantly more onerous. There is no assurance, however, that we will be able to obtain a new credit line or a renewal or extension of the current credit line before its maturity date in May 2010. See “Item 1A — Risk Factors” below.

Cash Provided by (Used in) Operations. We generally use cash for, rather than generate cash from, operations in the first half of each year, because we build inventories and accounts receivables increase as our customers begin increasing their product purchases for the spring and summer months when product sales increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

However, during the six months ended June 30, 2009, our operations generated positive cash flow of $6,200,000, as compared to using $4,400,000 of cash in the same six months of 2008. That $10.6 million increase in internally generated cash flow was primarily attributable to a reduction in inventory of $6,000,000 and a $2,700,000 increase in accounts payable in the six months ended June 30, 2009, as compared to a $3.4 million reduction in inventory and a $2.7 million decrease in accounts payable in the six months ended June 30, 2008. At June 30 2009, our inventories were $24,706,000 as compared to $41,587,000 at June 30, 2008. This reduction in inventories was made primarily in response to the above-described (i) decline in net sales, and (ii) increased restrictions on available borrowings under our bank line of credit.

Net Cash Used in Investing Activities. We used cash for investing activities of $258,000 in the six months ended June 30, 2009, as compared to $282,000 in the same six months of 2008. Those activities included capital expenditures of $123,000, primarily for purchases of warehouse and computer equipment, in the six months ended June 30, 2009, as compared to capital expenditures of $239,000 in the first six months of 2008.

Net Cash Provided by or (Used in) Financing Activities. Cash provided by financing activities consists primarily of cash from the borrowings we obtain under our revolving bank line of credit; whereas, cash used by financing activities consists primarily of our repayments of such borrowings. In the first six months of 2009, we used $5,668,000 of cash in financing activities primarily to make repayments on our bank line of credit of bank which, net of credit line borrowings, totaled approximately $5,600,000. By comparison, during the six months ended June 30, 2008, financing activities provided us with cash of $5,562,000, as our credit line borrowings during that period exceeded credit line repayments by $6,000,000.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Interim Condensed Consolidated Financial Statements included elsewhere in this Report. The following table sets forth, by maturity dates, the total (in thousands of dollars) of our contractual obligations.

	At December 31, 2008
	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual Obligations at December 31, 2008:
Long-Term debt Obligations	$16,966	$—	$16,966	$—	$—
Capital Lease Obligations	247	135	112	—	—
Operating Lease Obligations	22,929	4,152	6,967	4,901	6,909
Purchase Obligations under letters of credit	—	—	—	—	—

Total	$40,142	$4,287	$24,045	$4,901	$6,909

Our debt obligations consist primarily of borrowings under our revolving bank line of credit. The line of credit matures in May 2010 and, therefore, such borrowings are classified as a current liability at June 30, 2009. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year depending primarily on the monetary policies implemented by the Federal Reserve Board and economic and credit market conditions. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during remainder of the fiscal year ending December 31 2009.

Cash Dividends. In order to maintain cash for operations and reduce the need for bank borrowings, we have not paid any cash dividends since November 2008 and we have no plans to pay cash dividends for the foreseeable future. Additionally, the amendment to our bank line of credit agreement, entered into in March 2009, prohibits us from paying cash dividends in the future. Prior to November 2008, we were paying quarterly cash dividends to our stockholders in the amount of $0.07 per share and we paid a total of $445,000 in dividends in the first six months of 2008.

Expected Uses and Sources of Funds. We expect our principal requirements and uses for cash during the remainder of 2009 will be primarily to fund operations. We anticipate that we will be able to fund our cash requirements during that period with borrowings under our revolving credit facility and internally generated funds.

We plan to continue exploring opportunities to increase our sales and improve our profit margins by seeking to establish new product supply relationships that would enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, primarily in China and other countries in Asia, and to invest in tooling needed for such products. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes as well.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We have significantly higher sales during the six-month period from March through August than we do during the other six months of the year when the end of the vacation season and winter weather conditions result in reductions in the purchase and in the usage of RVs and boats and, therefore, also in the demand for our products, by consumers. Because a substantial portion of our expenses are fixed, operating income declines and the Company sometimes incurs losses and must rely more heavily on borrowings to fund operating requirements during the period from September through February when our sales are lower.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or trends in our business constitute “forward-looking statements.” Forward-looking statements are estimates or predictions of our future financial performance or financial condition, or are statements about financial or market trends that may affect our future results of operations. Such statements are based upon current information and are subject to a number of risks and uncertainties that could cause our actual operating results or our financial performance or condition in future periods to differ significantly from those expected at the current time. Those risks and uncertainties include, but are not limited to the following:

•

Our business and financial performance are adversely affected by declines in the volume of purchases and the usage of RVs and boats by consumers in the United States and Canada where we conduct operations, because such purchases and usage affects their need and demand for the products we sell. Accordingly, our financial performance has been and in the future could be adversely affected by the following risks:

•

Downturns in economic conditions, such as the current economic recession, which adversely affect consumer confidence and discretionary spending by consumers and, in turn, their willingness and financial ability to purchase and use RVs and boats and, therefore, their need for and their purchases of the products we sell;

•

Tightening in the availability of and increases in the cost of consumer and business credit, which affect the financial ability and willingness of consumers to purchase and use RVs and boats and of Aftermarket Customers to purchase products from us;

•

Increases in the prices and shortages in the supply of gasoline, which increase the costs and sometimes even the ability and, therefore, the willingness of consumers to purchase and use RVs and boats; and

•

The risk that our sales will decline if unusually cold or inclement weather conditions occur during the spring or summer, causing consumers to reduce their use of RVs and boats and, therefore, their need for and their purchases of the products we sell.

•

The risk that the current economic recession and credit crisis will have longer term adverse consequences for our business and future financial performance, which may include a reduction in the size of the RV and boating markets due to the recent bankruptcies of some RV manufacturers and failures of a number of Aftermarket Customers and a possible long-term change in the spending habits of consumers, who may choose to reduce discretionary spending in order to increase their savings or increase their purchases of RV and boating parts and supplies from lower cost sellers, such as mass merchandisers and web-based retailers.

•

Our reliance on bank borrowings to fund our working capital requirements and capital expenditures create additional risks for our business, including making us more vulnerable to general economic downturns and competitive pressures and increasing the cost of funds for our operations.

•	The risks that our proprietary products and product sourcing and distribution strategies will cause decreases in our sales or increases in our operating expenses, due to:

•

Our reliance on sole sources of supply for certain of our products, as a result of which we could encounter shortages in the supply of those products if any single source supplier encounters quality or other production problems or decides to reduce or discontinue its sales to us.

•

The risks of our reliance on foreign suppliers for an increasing number of the products we sell, including the risk that our ability to obtain those products could be adversely affected by political instability or adverse economic conditions in those countries or that currency exchange rate fluctuations could lead such suppliers to increase the prices they charge us for their products.

•

The risk that our strategy of introducing new products not only into our existing markets, but also into other markets as a means of increasing our sales, will prove to be unsuccessful and will increase our operating expenses and decrease, rather than increase, our earnings or even cause us to incur losses.

•

The risk that our strategy of introducing into our markets new products that are designed or engineered for us by foreign source manufacturers will result in the assertion of patent infringement claims against us by competing manufacturers.

•

The risk of changes in supply relationships in our markets that could, for example, result from a decision by a significant product supplier to distribute their products directly to Aftermarket Customers or to reduce or discontinue sales to us in order to establish supply relationships with competing distributors.

•

The risks that we will encounter increased competition from other RV and boating product distributors, product manufacturers that choose to sell directly to Aftermarket Customers, mass merchandisers and web-based retailers, or from RV and boating manufacturers who may choose to incorporate optional equipment on the RVs and boats they manufacture that, historically, have been supplied by us to their dealers.

•	The risk that we will incur liability for defects in the products we sell, notwithstanding the fact that we do not manufacture such products.

These and other risks are discussed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 which we filed with the SEC in March 2009 and also in “Item 1A – Risk Factors” in Part II of this Report below. Due to these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of its date, or to make predictions about our future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2008 Annual Report on Form 10-K, except as may be required by law or the rules of the American Stock Exchange.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of June 30, 2009, we had outstanding approximately $11.4 million under our revolving credit facility.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, it is our policy to hedge the net investment of our foreign operations in Canada by sometimes purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. We account for such derivative instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). As of June 30, 2009, we held one foreign currency derivative which matures in approximately two months. On the other hand, we do not use financial instruments for trading or other speculative purposes.

Net Investment Hedges. As described above, we hedge certain portions of our net investment in our Canadian subsidiary against currency exchange risks and, for that purpose we hold derivatives, in the form of foreign currency purchased option contracts, including $5,000,000 of Canadian dollar hedges that matured on June 30, 2009 and a Canadian dollar hedge, with a notional value of $1,000,000, that was outstanding at June 30, 2009. We have elected to designate the contracts for special hedge accounting treatment under SFAS 133 as net investment hedges. Accordingly, the contracts are held at fair value on our balance sheet with the effective portion of the hedge recorded in Accumulated Other Comprehensive Income. In the first six months of 2009, we recorded a loss of $328,000 in Accumulated Other Comprehensive Income in respect of the effective portion of the hedges. There were no material amounts of ineffectiveness recorded during the first six months of 2009 and the hedge relationship is expected to be highly effective throughout the remaining life of the hedge. The counterparties associated with those derivative contracts are large creditworthy commercial banking institutions and the derivatives transacted with these institutions are relatively short in duration. As a result, we do not consider counterparty non-performance to be a material risk.

The following table summarizes our open foreign currency purchased option contract to hedge portions of our net investment in our Canadian subsidiary as of June 30, 2009. All data, except contract rates, are in thousands.

Foreign Currency	Purchased Put Sell CAD
Notional Amount	$1,000
Weighted Average Strike Price	1.290
USD Equivalent	$775
Weighted Average Maturity	Two months

All cash flows resulting from these derivative contracts are expected to be generated within 12 months.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 (the “2008 10-K”), except as follows:

Our 2008 10-K contains a risk factor, entitled “Our business and financial performance are affected by economic conditions” that, among other things, describes the risks that adverse changes in economic conditions can pose for our operating results in the future and the adverse impact that the continuation of the current economic recession and credit crisis could have on our business. The following two risk factors update and replace that risk factor:

Our business and financial performance are adversely affected by downturns in economic conditions which affect discretionary spending by consumers.

Our sales are dependent primarily on and, as a result, our future financial performance will be affected directly by, the purchase and usage, by consumers, of RVs and boats which, in turn, are primarily dependent on the amount of discretionary income they have and are willing to use to purchase and use RVs and boats. As a result, our sales and future financial performance will be affected primarily by (i) the amount of discretionary income that consumers have to spend and their confidence about future economic conditions, which determine their ability and willingness to purchase and use RVs and boats; (ii) the availability of and the interest rates payable on borrowings, which consumers usually need to finance the purchase and the costs of using their RVs and boats, and (iii) the expenses that consumers incur as a result of their use of RVs and boats. As a result, our sales and financial performance in the past have been, and our future sales and financial performance may be, adversely affected by the following conditions and circumstances:

•

Economic downturns and recessions, which result in declines in discretionary income and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs and boats and, therefore, their purchases of the products we sell;

•

A tightening in the availability and increases in the costs of (i) consumer credit on which consumers rely to supplement their own funds when purchasing new or used RVs and boats and paying to maintain and to purchase supplies and accessories for their RVs and boats and (ii) bank borrowings on which our Aftermarket Customers depend to meet their working capital requirements, including the costs of purchasing products from us; and

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs and sometimes even the ability and, therefore, the willingness of consumers to purchase and use RVs and boats.

“The current economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance. The current economic recession and credit crisis have led to the closure or bankruptcies of many RV and boating dealers and a number of well-known RV manufacturers which could significantly reduce the size of the RV and boating markets and the number of Aftermarket Customers who purchase products from us and, therefore, could adversely affect our business and our sales and future financial performance. In addition, the spending, borrowing and savings habits of consumers may change as a result of the current recession and credit crisis, which could result in a decline in their purchases and usage of RVs and boats and, therefore, in their need for and purchases of the products we sell. Also, owners of RVs and boats may increasingly choose to purchase the types of RV and boating products that we sell from lower cost sellers, such as mass merchandisers and web-based retailers, instead of from our Aftermarket Customers, which could adversely affect our market share, pricing and sales revenues and, as a result, our future financial performance.”

The following paragraph is added to and supplements the risk factor, in our 2008 10-K, entitled “We rely heavily on bank borrowings in the operation of our business which makes us more vulnerable to adverse changes in economic conditions”:

“Our line of credit will mature in May 2010, at which time it will be necessary for us to repay our outstanding bank borrowings, unless we are able to obtain an extension or renewal of that credit line. If we are unable to obtain such an extension and renewal, it will be necessary for us to obtain a new credit line from another bank or lender. However, many banks and other lenders have curtailed, or altogether discontinued, asset-based lending of the type that has been available to us for more than the past 20 years. As a result, there is no assurance that, if necessary, we will succeed in obtaining, by May 2010, a new source of borrowings for our business in an amount sufficient to enable us to continue to fund our working capital and other cash requirements at current levels, if at all. Moreover, even if we succeed in obtaining such financing, the costs and terms thereof could be more onerous than the costs and terms of borrowings under our existing line of credit. An inability to obtain an extension or renewal of our existing line of credit or to establish a new line of credit with another bank or asset-based lender would have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2009	By:	/S/ SANDRA A. KNELL
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