Form 10-Q
period 2009-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2009-11-16
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

4,449,431 shares of Common Stock as of November 5, 2009

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,564	$1,860
Accounts receivable – net of allowances of $824 and $1,399 as of September 30, 2009 and December 31, 2008, respectively	8,898	9,333
Inventories	25,304	30,710
Other current assets	2,773	5,652

Total current assets	42,539	47,555
PROPERTY, PLANT, AND EQUIPMENT, NET	2,380	2,785
OTHER ASSETS	2,635	2,119

	$47,554	$52,459

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$9,234	$135
Accounts payable	4,429	3,557
Accrued liabilities	3,297	3,469

Total current liabilities	16,960	7,161

LONG-TERM OBLIGATIONS	—	17,078

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,449,431 and 4,449,431 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	4	4
Additional paid-in capital	16,311	16,133
Accumulated other comprehensive income	1,051	31
Retained earnings	13,228	12,052

	30,594	28,220

	$47,554	$52,459

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$29,596	$34,683	$85,932	$115,368
Cost of sales, including distribution costs	23,464	28,486	68,849	92,433

Gross profit	6,132	6,197	17,083	22,935
Selling, general and administrative expenses	4,707	6,808	14,794	21,305

Operating income (loss)	1,425	(611)	2,289	1,630
Other income (expense)
Interest	(140)	(323)	(488)	(1,182)
Other	(50)	33	(179)	(255)

	(190)	(290)	(667)	(1,437)

Earnings (loss) before income taxes	1,235	(901)	1,622	193
Income tax provision (benefit)	$333	(611)	446	(228)

Net earnings (loss)	$902	$(290)	$1,176	$421

Basic earnings (loss) per share	$0.20	$(0.07)	$0.26	$0.09

Diluted earnings (loss) per share	$0.20	$(0.07)	$0.26	$0.09

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net earnings	$1,176	$421
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	631	721
Equity in net earnings of affiliated companies, net of distributions	26	34
Stock based compensation expense	178	175
(Gain) Loss on sale of property and equipment	(2)	81
Deferred income taxes	(350)	—
Changes in assets and liabilities:
Accounts receivable	435	2,678
Inventories	5,406	9,487
Other current assets	2,570	(766)
Accounts payable	872	(5,000)
Accrued liabilities	(172)	655

Changes in assets and liabilities	9,111	7,054

Net cash provided by operating activities	10,770	8,486

Cash flows from investing activities:
Proceeds from sales of property and equipment	3	1
Capital expenditures	(137)	(345)
Cash paid for derivative asset	(44)	—
Change in other assets	(193)	(117)

Net cash used in investing activities	(371)	(461)

Cash flows from financing activities:
Borrowings under notes payable and line of credit agreement	83,483	134,761
Repayments under notes payable and line of credit agreement	(91,462)	(138,988)
Proceeds from issuance of common stock pursuant to employee stock plans	—	42
Retirement of common stock	—	(1)
Dividends paid	—	(578)

Net cash used in financing activities	(7,979)	(4,764)
Effect of exchange rate changes on cash	1,284	(796)

NET INCREASE IN CASH	3,704	2,465
Cash beginning of period	1,860	790

Cash end of period	$5,564	$3,255

The accompanying notes are an integral part of these statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of our consolidated financial position as of September 30, 2009 and the results of our operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The accounting policies that we follow are set forth in Note A to, and these condensed consolidated financial statements should be read in conjunction with, our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2. Our business is seasonal and its results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3. Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of outstanding stock options (using the treasury stock method). However, potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive. For the three and nine months ended September 30, 2009, 486,000 shares of common stock, which were issuable on exercise of stock options, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average per share market prices of our common stock during these periods and, therefore, were anti-dilutive. For the three and nine months ended September 30, 2008, 597,333 and 482,000 shares of our common stock, respectively, that were issuable on exercise of stock options, were excluded from the computation of diluted earnings per share because their exercise prices were greater than the average per share market prices of our common stock during those periods and, therefore, also were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Numerator
Net earnings (loss)	$902	$(290)	$1,176	$421
Denominator
Weighted average shares outstanding	4,449	4,448	4,449	4,445
Dilutive effect of stock options	54	—	27	39

Denominator for diluted earnings (loss) per share	4,503	4,448	4,476	4,484

4. We lease our corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2009 (remaining three months)	$1,136
2010	4,359
2011	3,629
2012	2,661
2013	2,370
Thereafter	7,269

$21,424

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

5. We have one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
USA	$22,185	$25,383	$65,070	$82,620
Canada	7,411	9,300	20,862	32,748

	$29,596	$34,683	85,932	115,368

6. Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net earnings (loss)	$902	$(290)	$1,176	$421
Change in accumulated foreign currency translation adjustment and fair value of derivative:	844	(528)	1,020	(773)

Comprehensive earnings (loss)	$1,746	$(818)	$2,196	$(352)

7. Stock Based Compensation.

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units, to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of our common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our previously approved stock incentive plans. At the same time, those 41,500 shares ceased to be issuable under those plans. Options to purchase a total of 196,000 shares of our common stock granted under the 2008 plan were outstanding at September 30, 2009.

Options to purchase 511,667 shares of our common stock granted under previous plans were outstanding at September 30, 2009. The 2008 Plan provides that if any of those options expire or are terminated, rather than being exercised, the shares that had been issuable under those options will thereupon become available for the grant of equity incentives under the 2008 Plan.

The fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

We used the following weighted average assumptions in estimating the fair value of the options granted in the periods indicated below:

	Nine Months Ended September 30,
	2009	2008
Stock Incentive Plans:
Expected volatility	57.0%	42.0%
Risk-free interest rate	1.76%	2.60%
Expected dividend yields	N/A	5.40%
Expected lives	3 years	3 years

Expected volatilities are based on the historical volatility of our common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield for the employee options granted in 2008 was based on our dividend policy then in effect, which had provided for the payment of quarterly cash dividends to our stockholders, and the fair

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

market value of our shares at September 30, 2008. Our Board of Directors suspended the payment of dividends in November 2008 and, therefore, the dividend yield was not applicable in 2009. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The following table summarizes stock option activity during the nine month periods ended September 30, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	597,333	$6.26
Granted	193,000	1.14
Exercised	—	—
Forfeited	(82,666)	5.13

Outstanding at September 30, 2009	707,667	$4.99	4.0 years	$546,000

Exercisable at September 30, 2009	339,167	$6.08	3.7 years	$80,000

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	113,000	5.05
Exercised	(4,000)	3.13
Forfeited	—	—

Outstanding at September 30, 2008	597,333	$6.26	4.4 years	$52,723

Exercisable at September 30, 2008	237,833	$5.27	4.2 years	$52,723

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on September 30, 2009 and 2008, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2009 and 2008, respectively. There were no options exercised during the nine months ended September 30, 2009 or 2008.

The weighted-average grant-date fair values of options granted during the nine month periods ended September 30, 2009 and 2008 were $0.64 and $1.33, respectively.

A summary of the status of the nonvested options outstanding at September 30, 2009 and 2008, and changes during the nine month periods ended September 30, 2009 and 2008, is presented in the tables below:

	Number of Shares	Weighted Average Grant-Date Fair Values
Nonvested at December 31, 2008	359,500	$2.11
Granted	193,000	0.63
Vested	(159,650)	2.02
Forfeited	(24,350)	1.99

Nonvested at September 30, 2009	368,500	1.38

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2007	354,500	$2.44
Granted	113,000	1.33
Vested	(108,000)	2.37
Forfeited	—	—

Nonvested at September 30, 2008	359,500	2.11

Our equity compensation expense was $58,000 and $45,000 for the quarters ended September 30, 2009 and 2008, respectively, and $178,000 and $175,000 for the nine months ended September 30, 2009 and 2008, respectively.

As of September 30, 2009 and 2008, there were $341,800 and $465,400, respectively, of total unrecognized compensation cost related to nonvested options granted under our stock incentive plans. As of September 30, 2009 and 2008, those costs were expected to be recognized over a weighted average period of 2.1 years and 2.4 years, respectively.

8. Fair Value Measurements and Financial Instruments.

We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the marked-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

Generally acceptable accounting principles in the United States of America (“GAAP”) establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Inputs that are generally unobservable and typically reflect managements’ estimates of assumptions that market participants would use in pricing the asset or liabilities.

The following tables summarize the fair value measurements (in thousands of dollars), of our financial assets, which consisted of (i) cash and cash equivalents at September 30, 2009 and (ii) at December 31, 2008, cash and cash equivalents and a derivative instrument that we purchased to hedge our foreign currency risk in Canada:

	At September 30, 2009
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash and Cash Equivalents(1)	$5,564	$5,564	$—

	At December 31, 2008
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash and Cash Equivalents(1)	$1,860	$1,860	$—
Derivative Asset	$286	$—	$286

(1)	Cash and cash equivalents are valued on the basis of quoted market prices in active markets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

The carrying amounts of certain other financial instruments, such as accounts receivable, accounts payable, accrued liabilities and short-term debt, approximate their respective fair values due to the short maturities of those instruments.

9. Recent Accounting Pronouncements.

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, that we believe are of significance, or potential significance to the Company based upon current operations.

On September 15, 2006, the Financial Accounting Standards Board (“FASB”) issued new guidance that defined fair value, established a framework for measuring fair value in accordance with GAAP, and expanded the disclosures required to be made with respect to fair value measurements. However, this guidance did not expand the use of fair value in any new circumstances. We adopted the guidance for our financial assets and liabilities effective beginning in the second quarter of fiscal 2009. Adoption of this guidance has not had a material effect on our financial condition, results of operations or cash flows.

In December 2007, the FASB issued new guidance on business combinations which, subject to limited exceptions, requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a business acquisition transaction at their respective acquisition-date fair values. The guidance also changed the accounting treatment and disclosure for certain specific items in a business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this new guidance effective on January 1, 2009. However, until such time as we consummate a business acquisition, this guidance will not affect our reported financial condition, results of operations or cash flows.

In December 2007, the FASB issued guidance that establishes new accounting and reporting standards with respect to an entity’s non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that a non-controlling minority interest in a subsidiary be reported by its parent entity as equity, rather than as a liability, on the parent entity’s balance sheet. Additionally, this guidance requires disclosure with respect to the consolidated net income attributable to the parent entity and to the non-controlling interest in a subsidiary, respectively, to be set forth on the face of the parent entity’s income statement. The guidance became effective for fiscal years beginning on or after December 15, 2008. We adopted the guidance effective as of January 1, 2009. That adoption has not had a material effect on our financial condition, results of operations or cash flows.

In April 2009, the FASB issued new guidance regarding interim disclosures about the fair values of financial instruments. It requires an entity to provide the disclosures with respect to such values in its interim financial statements. Previously, such disclosures were required to be made only in annual financial statements. We adopted this guidance in the second quarter of 2009 and we have provided the additional disclosures in the accompanying notes to the condensed consolidated interim financial statements included in this Report.

In June 2009, the FASB issued new guidance that provides for eliminating the concept of qualifying special purpose entities. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has (i) the power to direct the activities of the variable interest entity, (ii) the right to receive benefits from that entity and (iii) the obligation to absorb any losses incurred by such an entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity. The guidance will become effective for the Company beginning on January 1, 2010. We do not expect the adoption of this guidance to have a material effect on our financial condition, results of operations or cash flows.

In June 2009, The FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. It also explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. We adopted this Codification in the three months ended September 30, 2009. However, adoption of this Codification has not had a material effect on our financial condition, results of operations or cash flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)—(Continued)

Effective April 1, 2009, we adopted the FASB’s guidance on subsequent events. That guidance is intended to establish general standards of accounting for, and disclosure of, material events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure by a reporting company, in its financial statements, of (i) the last day of the period (the “evaluation period”) during which that company evaluated events which occurred subsequent to the date of the balance sheet included in such financial statements and the basis on which the last day of such evaluation period was determined, and (ii) any material events that occurred during the evaluation period so established by the reporting company. For purposes of the condensed consolidated interim financial statements included in this Report, we evaluated events that occurred subsequent to September 30, 2009 and up to November 16, 2009, which was the date of issuance of such financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition and operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 (our “2008 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”); (ii) in the subsection below in this Item 2 below following the caption “Management Overview-Factors Generally Affecting Sales of RV and Boating Products” and (iii) Item 1A, entitled “Risk Factors,” in Part II of this Report. Therefore, you are urged to read not only the information contained below in this Item 2, entitled “Management’s Discussion and Analysis of Financial Condition and Results Of Operations,” but also the cautionary information contained in Item 1A of our 2008 10-K and the additional cautionary information in Item 1A in Part II of this Report, which qualify the forward looking statements contained in this Report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this Report and not to make predictions about future performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2008 10-K or any other of our filings previously made with the SEC, except as may otherwise be required by law or the rules of the American Stock Exchange.

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 12,000 products and serve more than 10,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Ours sales to our Aftermarket Customers are affected primarily by (i) the usage of RVs and boats by the consumers, because such usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

Factors Generally Affecting Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend in large measure upon the extent of discretionary income available to consumers, their confidence about future economic conditions and the availability and cost of credit that consumers need or use to finance purchases of RVs and boats, each of which can affect the willingness and ability of consumers to purchase and use RVs and boats. As a result, recessionary conditions or a tightening in the availability or increases in the costs of borrowings often lead consumers to reduce their purchases and, to a lesser extent, their usage, of RVs and boats and, therefore, their need for and their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs of, and create difficulties for consumers in, using RVs and boats.

Weather conditions also affect our operating results. Purchases and the usage of RVs and boats declines in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than in the spring and summer months in the second and third calendar quarters of the year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if unusually severe or winter weather conditions occur during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and boats, therefore, their purchases of the products we sell during periods when such purchases and usage ordinarily increase.

These same circumstances and conditions, in turn, affect the ability and willingness of Aftermarket Customers to purchase the products that we sell. Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they need to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines, during such periods, in the usage and purchases of RVs and boats by consumers. By contrast, when the economy is strong and financing is readily available, and weather conditions are good, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet expected increases in consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by economic conditions, the availability and the costs of consumer and business financing, the supply and prices of gasoline and weather conditions.

Overview of Operating Results – Three and Nine months Ended September 30, 2009 and 2008

The following table sets forth information comparing our results of operations in the three and nine months ended September 30, 2009 to our results of operations in the same respective periods of 2008.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change 2009 vs. 2008	Amounts		% Change 2009 vs. 2008
	2009	2008		2009	2008
	(Dollars in thousands, except per share amounts)
Net Sales	$29,596	$34,683	(14.7)%	$85,932	$115,368	(25.5)%
Gross Profit	6,132	6,197	(1.1)%	17,073	22,935	(25.6)%
Selling, general and administrative exp.	4,707	6,808	(30.9)%	14,794	21,305	(30.6)%
Operating income (loss)	1,425	(611)	N/M	2,289	1,630	40.4%
Other Expense	190	290	(34.5)%	667	1,437	(53.6)%
Earnings (loss) before income taxes	1,235	(901)	N/M	1,622	193	761.1%
Net earnings (loss)	902	(290)	N/M	1,176	421	179.3%
Earnings (loss) per common share – diluted	$0.20	$(0.07)	N/M	$0.26	$0.09	188.9%

As indicated in the table above, our sales decreased in both the three and nine months ended September 30, 2009 as compared to the same respective periods of 2008. Those decreases were primarily attributable to the continuance of both the economic recession and credit crisis in the United States and Canada during 2009, which have caused a decline in consumer confidence and reductions in the availability of credit that have led to significant reductions in discretionary spending by consumers on which purchases and the usage of RVs and boats, and the demand for the products we sell, depend.

Notwithstanding the recession and credit crisis and their adverse impact on our sales, we were able to increase our operating income and pre-tax earnings in the three months ended September 30, 2009 by $2.0 million and $2.1 million, respectively, to $1.4 million and $1.2 million, respectively, from an operating loss of $611,000 and a pre-tax loss of $901,000 in the same three months of 2008. In the nine months ended September 30, 2009, we also increased our operating income and pre-tax earnings by $659,000 and $1.4 million, respectively, to $2.3 million and $1.6 million, respectively, from $1.6 million and $193,000, respectively, in the same nine months of 2008.

These improvements in our operating results were primarily attributable to:

•

Reductions in Costs of Sales. Reductions we made in our costs of sales, which enabled us to improve our gross margin in the three months ended September 30, 2009 to 20.7%, from 17.9% in the same three months of 2008, and to maintain our gross margin at 19.9% in the nine months ended September 30, 2009, notwithstanding the declines in net sales in both of those periods of 2009.

•

Reductions that we made in selling, general and administrative expenses of $2.1 million, or 30.9%, in the three months ended September 30, 2009 and $6.5 million, or 30.6%, in the nine months ended September 30, 2009, as a result of cost-cutting measures (including workforce reductions and reductions in management compensation and employee wages), that we initiated in the second half of 2008 and have continued into 2009 in response to the economic recession and the credit crisis and their adverse impact on our net sales.

•

Reductions in interest expense in both the three and nine months ended September 30, 2009, primarily as a result of (i) reductions in inventory and in other working capital requirements that enabled us to reduce our outstanding bank borrowings, and (ii) lower market rates of interest which determine the rate of interest charged on our bank borrowings.

A more detailed discussion of our results of operations, and the factors that contributed to the improvements in our results of operation, in the three and nine months ended September 30, 2009 is set forth in the subsection entitled “Results of Operations” below.

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

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. Shipping and handling costs that are billed to our customers are included in revenue, and our shipping and handling costs are included in cost of sales. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns which reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit products for return.

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

Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor, and not a manufacturer, of products and all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance that we maintain for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory increased to $1,927,000 at September 30, 2009 from $1,795,000 at September 30, 2008. That increase was attributable primarily to the slowing of sales in 2009, as compared to 2008, as a result of the continuing economic recession and credit crisis and the increasing unemployment rate in the United States which is continuing to adversely affect consumer confidence and discretionary spending.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to use our deferred tax asset, in its entirety, depends on the taxable income that we generate during those time periods. At least once a year, we make estimates of our future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount and duration of the tax benefits available to us that it is more likely than not that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our income statement. At September 30, 2009, the aggregate amount of our net deferred tax asset was approximately $3,350,000.

Long-Lived Assets and Intangible Assets. Long-lived assets are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable in full, by comparing the fair value of the long-lived asset to its carrying amount.

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

Derivative Financial Instruments. We have substantial business operations in Canada and as a result, our sales, earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Therefore, we sometimes hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate or “hedge” the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of September 30, 2009, we did not hold any foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $409,000 and $555,000 at September 30, 2009 and 2008, respectively. Those amounts were determined on the basis of a number of factors, including our estimates of future sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income in future periods.

Results of Operations

Net Sales. The following table sets forth and compares our net sales (in thousands of dollars) in the three and nine months ended September 30, 2009 to our net sales in the same respective periods of 2008:

(Unaudited)
Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change 2009 vs. 2008	Amounts		% Change 2009 vs. 2008
2009	2008		2009	2008
$ 29,596	$34,683	(14.7)%	$85,932	$115,368	(25.5)%

The declines in net sales during the three and nine months ended September 30, 2009 were due primarily to declines in purchases and in the usage of RVs and boats. Those declines were primarily attributable to the worsening of the economic recession and the credit crisis in the United States and Canada during 2009. The economic recession and credit crisis have combined to reduce disposable income of and confidence among consumers about the future which, in turn, have caused consumers to reduce their purchases and the usage of RVs and boats. As a result, consumers have reduced their purchases of the products we sell and those reductions, together with the credit crisis, have caused Aftermarket Customers to reduce their product purchases from us.

Gross Profit and Gross Margin. Gross profit is calculated by subtracting the costs of products sold from net sales. Costs of products sold consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales. The following table compares our gross profits (in thousands of dollars) and our gross margin in the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Gross profit	$6,132	$6,197	$17,083	$22,935
Gross margin	20.7%	17.9%	19.9%	19.9%

The increase in our gross margin in the three months ended September 30, 2009, as compared to the same three months of 2008, was primarily attributable to (i) a reduction in shipping costs, (ii) reductions in customer discounts and rebates, and (iii) the introduction into the market of additional higher margin Coast branded products during 2009. In the nine months ended 2009, notwithstanding the nearly 26% decline in net sales, we were able to maintain our gross margin at 19.9% by reducing our costs of sales by an equivalent percentage. That reduction in our costs of sales was primarily attributable to (i) our implementation of workforce reductions at our warehouse and distribution centers and reductions in employee compensation, (ii) the replacement of our annual dealer show, that was to have been held in February 2009, with a much less costly on-line virtual dealer show, (iii) reductions in freight costs, discounts and volume rebates, (iv) reductions in rent and in square footage that we obtained under the leases for some of our warehouse and distribution centers, and (v) the introduction of additional higher margin Coast branded products during 2009. The positive effect of these actions on our gross margins was, however, partially offset by a weakening of the Canadian dollar, as compared to the U.S. dollar during the first six months of 2009, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, who are the principal sources of the products it purchases.

Selling, General and Administrative Expenses. The following table compares the selling, general and administrative (“SG&A) expenses, in thousands of dollars, that we incurred in the three and nine month periods ended September 30, 2009 to our SG&A expenses in the same respective periods of 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Selling, general and administrative expenses	$4,707	$6,808	$14,794	$21,305
As a percentage of net sales	15.9%	19.6%	17.2%	18.5%

We reduced our SG&A expenses in absolute dollars, by $2,101,000, or 30.9%, and by $6,511,000, or 30.6%, in the three and nine months ended September 30, 2009, respectively, as compared to the same respective periods of 2008. In addition, as the above table indicates, despite the declines in net sales so far this year, our SG&A expenses also declined as a percentage of net sales in both the three and nine months ended September 30, 2009. The reductions in SG&A expenses were primarily attributable to cost cutting measures that we implemented in response to the economic recession and credit crisis in the latter half of 2008 and that we have continued into 2009, including (i) workforce reductions, (ii) reductions in management salaries and employee wages, and (iii) reductions in selling, marketing and administrative expenses. It is our intention to undertake additional cost savings measures during the remainder of 2009 and to keep our SG&A expenses at or below current levels at least through the first quarter of 2010.

Other Income (Expense). Other income (expense) consists primarily of interest expense that we incur on borrowings and, to a lesser extent, foreign currency gains or losses and gains or losses on disposal of assets. The table below provides information, in thousands of dollars, regarding our other income (expense) during the following fiscal periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Other income (expense)
Interest expense	$(140)	$(323)	$(488)	$(1,182)
Other	(50)	33	(179)	(255)

Total	$(190)	$(290)	$(667)	$(1,437)
As a percentage of net sales	(0.6)%	(0.8)%	(0.8)%	(1.3)%

Interest expense decreased by $183,000, or 57%, and by $694,000, or 59%, in the three and nine months ended September 30, 2009, respectively, as compared to the same three and nine months of 2008. These decreases were primarily the result of reductions in our average outstanding bank borrowings and decreases in the rates of interest charged on those borrowings during the first nine months of this year as compared to the same nine months of 2008. We were able to reduce our bank borrowings primarily as a result of (i) increases in internally generated cash flows in both the three and nine months ended September 30, 2009, (ii) reductions in inventories and in outstanding accounts receivable primarily due to declines in our sales as a result of the economic recession and credit crisis, and (iii) reductions in our costs of sales and SG&A expenses as a result of the implementation of costs savings measures, which reduced our needs for borrowings to fund working capital requirements. See “Financial Condition, Liquidity and Capital Resources” below. The decreases in the rates of interest we paid on our bank borrowings were primarily due to actions taken by the Federal Reserve Board, in response to the economic recession and credit crisis, to reduce market rates of interest, which determine the rates of interest we pay on our bank borrowings.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Income tax provision (benefit)	$333	$(611)	$446	$(228)
Effective tax rates	27.0%	67.8%	27.5%	N/M

Our effective tax rates are affected primarily by the amount of our pre-tax earnings or losses, the amounts of our expenses that are not deductible for income tax purposes and the amounts of taxable income generated by our foreign subsidiaries, because tax rates in their respective countries vary, sometimes considerably, from income tax rates in the United States.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds. As we previously reported, in March 2009 we entered into an agreement amending the terms of our revolving bank line of credit, in order to obtain a waiver from the bank lender of a failure to meet a tangible net worth covenant at December 31, 2008. Among other things, that amendment (i) reduced the maximum amount of our credit line borrowings that can be outstanding at any one time from $40 million to a $25 million or, if less, an amount equal to 50% of eligible inventory and 80% of eligible accounts receivable, (ii) provides that the bank may reduce the respective percentages of eligible inventory and eligible accounts receivable that determine the maximum amount of our bank borrowings that may be outstanding at any one time, (iii) substituted, for the annual tangible net worth covenant, a quarterly pretax income covenant, and (iv) increased the interest rate on our credit facility borrowings, effective as of April 1, 2009, from prime plus 0.25% per annum to prime plus 2.25% per annum, or Libor plus 4% per annum. The amendment also prohibits us from paying cash dividends or repurchasing our shares without the prior consent of the bank lender. The maturity date of the line of credit, which is May 2010, remains unchanged and as a result, borrowings under the line of credit have been classified as short-term debt at September 30, 2009; whereas, such borrowings were classified as long term debt as of December 31, 2008.

These amendments makes us more vulnerable to economic downturns and competitive pressures, because we will have less borrowing capacity to meet our working capital requirements in the event that internally generated cash flow declines, whether as a result of the economic recession or other adverse conditions. In such an event, it could become necessary for us to reduce our purchases of inventory or take other actions that could adversely affect our results of operations. In addition, there is no assurance that we will be able to meet the pretax income covenant under the amendment, although we were in compliance with that covenant at September 30, 2009.

On the other hand, we have reduced our need for and our use of borrowings since December 31, 2008 due primarily to (i) reductions in inventories and reductions in outstanding accounts receivable due primarily to the decline in net sales as a result of, and the implementation of more stringent customer credit standards in response to, the deterioration in economic conditions, (ii) our success in reducing our costs of sales and SG&A expenses, which reduced our need for borrowings to fund those expenses and (iii) increases in internally generated cash flow in the nine months ended September 30, 2009 as compared to the same nine months of 2008. As a result, at November 5, 2009, our outstanding bank borrowings totaled $8,870,000, as compared to $16,966,000 at December 31, 2008. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Although we were in compliance, as of September 30, 2009, with all of the financial covenants applicable to our bank line of credit, due to the continuing economic recession and the credit crisis, there is no assurance that our bank lender will renew or extend our credit line or, even if it is willing to do so, that the costs of and the restrictions on borrowings will not be more onerous than under the current credit line. As a result, we have begun exploring other possible sources of borrowings, so that our operations will not be adversely affected if the current credit line is not renewed or extended or if the borrowing costs or restrictions under any renewal or extension are made significantly more onerous. There is no assurance, however, that we will be able to obtain a new credit line or a renewal or extension of the current credit line before its maturity date in May 2010. See “Item 1A — Risk Factors” in Part II of this Report below.

Cash Provided by Operations. Our operations generated positive cash flow of $10,770,000 during the nine months ended September 30, 2009, primarily due to (i) net earnings of $1,176,000, (ii) reductions in inventories and accounts receivable of $5,406,000 and $435,000, respectively, and (iii) a reduction in other current assets of $2,570,000. At September 30, 2009, our inventories were $25,304,000 as compared to $35,540,000 at September 30, 2008. By comparison, our operations generated cash of $8,486,000 in the first nine months of 2008, as reductions in inventories and accounts receivable of $9,487,000 and $2,678,000, respectively, were partially offset by the use of cash to reduce accounts payable by $5,000,000 in the nine months ended September 30, 2008.

Net Cash Used in Investing Activities. We used cash for investing activities of $371,000 in the nine months ended September 30, 2009, as compared to using cash of $461,000 in investing activities in the same nine months of 2008. That decrease was primarily attributable to a reduction in capital expenditures to $137,000 in the first nine months of the current year from $345,000 in the same nine months of 2008.

Net Cash Used in Financing Activities. Cash used in financing activities consists primarily of our repayments of borrowings under our revolving bank line of credit. In the first nine months of 2009, we used $7,979,000 of cash to make repayments of borrowings under that line of credit and, to a much lesser extent, on notes payable. By comparison, during the nine months ended September 30, 2008, we used $4,764,000 of cash in financing activities, of which $4,227,000 was used to make repayments on our bank line of credit and other notes payable and $578,000 of which was used to pay cash dividends to our stockholders.

Debt, Lease and Other Contractual Obligations. The following table sets forth, by maturity dates, the total of our debt, lease and other contractual obligations, in thousands of dollars, at December 31, 2008:

Contractual Obligations at December 31, 2008:	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-Term debt obligations	$16,966	$—	$16,966	$—	$—
Capital lease obligations	247	135	112	—	—
Operating lease obligations	22,929	4,152	6,967	4,901	6,909
Purchase obligations under letters of credit	—	—	—	—	—

	$40,142	$4,287	$24,045	$4,901	$6,909

Our debt obligations consist primarily of borrowings under our revolving bank line of credit. The line of credit matures in May 2010 and, therefore, such borrowings are classified as a current liability in our balance sheet at September 30, 2009. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year depending primarily on the monetary policies implemented by the Federal Reserve Board and economic and credit market conditions. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during remainder of the fiscal year ending December 31 2009.

Cash Dividends. Prior to November 2008, we were paying quarterly cash dividends to our stockholders in the amount of $0.07 per share and we paid a total of $578,000 in dividends in the first nine months of 2008. However, in order to maintain cash for operations and reduce the need for bank borrowings, in response to the recession and credit crisis, we discontinued the payment of dividends in November 2008 and we have no plans to pay cash dividends for the foreseeable future. Additionally, the amendment to our bank line of credit agreement, entered into in March 2009, prohibits us from paying cash dividends in the future without the prior consent of the bank lender. See “Working Capital, Liquidity and Cash Flows” above.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximate the carrying value of such obligations. As of September 30, 2009, we had outstanding approximately $9.1 million under our revolving credit facility.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, on occasion we have, in the past, hedged the net investment of our foreign operations in Canada by sometimes purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of September 30, 2009, we had no foreign currency derivatives outstanding. We do not use financial instruments for trading or other speculative purposes.

Net Investment Hedges. As described above, we sometimes hedge certain portions of our net investment in our Canadian subsidiary against currency exchange risks, ordinarily by purchasing and holding derivatives, in the form of foreign currency purchased option contracts. During the nine months ended September 30, 2009, those contracts consisted of $5,000,000 of Canadian dollar hedges that matured on June 30, 2009 and a Canadian dollar hedge, with a notional value of $1,000,000, that matured on September 1, 2009. We have elected to designate the contracts for special hedge accounting treatment as net investment hedges. Accordingly, these contracts were held at fair value on our balance sheet with the effective portion of the hedge recorded in Accumulated Other Comprehensive Income. In the first nine months of 2009, we recorded a loss of $329,000 in Accumulated Other Comprehensive Income in respect of the effective portion of the hedges. There were no material amounts of ineffectiveness recorded during the first nine months of 2009.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our sales are dependent primarily on and, as a result our future financial performance will be affected directly by, the purchase and usage, by consumers, of RVs and boats which, in turn, are dependent on the amount of discretionary income they have and are willing to use to purchase and use RVs and boats. As a result, our sales and future financial performance will be affected primarily by (i) the amount of discretionary income that consumers have to spend and their confidence about future economic conditions, which determine their ability and willingness to purchase and use RVs and boats; (ii) the availability of and the interest rates payable on borrowings, which consumers usually need to finance the purchase and the costs of using their RVs and boats, and (iii) the expenses that consumers incur as a result of their use of RVs and boats. As a result, our sales and financial performance in the past have been, and our future sales and financial performance may be, adversely affected by the following conditions and circumstances:

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

The current economic recession and credit crisis have led to the closure or bankruptcies of many RV and boating dealers and a number of well-known RV manufacturers which could significantly reduce the size of the RV and boating markets and the number of Aftermarket Customers who purchase products from us and, therefore, could adversely affect our business and our sales and future financial performance. In addition, the spending, borrowing and savings habits of consumers may change as a result of the current recession and credit crisis, which could result in a decline in their purchases and usage of RVs and boats and, therefore, in their need for and purchases of the products we sell. Also, owners of RVs and boats may increasingly choose to purchase the types of RV and boating products that we sell from lower cost sellers, such as mass merchandisers and web-based retailers, instead of from the independent dealers, supply stores and service centers that comprise our Aftermarket Customers that purchase products from us, which could adversely affect our market share, pricing, and sales revenues and, as a result, our future financial performance.”

The following paragraph is added to and supplements the risk factor, in our 2008 10-K, entitled “We rely heavily on bank borrowings in the operation of our business which makes us more vulnerable to adverse changes in economic conditions”:

“Our line of credit will mature in May 2010, at which time it will be necessary for us to repay our outstanding bank borrowings, unless we are able to obtain an extension or renewal of that credit line. If we are unable to get such an extension and renewal, it will be necessary for us to obtain a new credit line from another bank or lender. However, many banks and other lenders have curtailed, or altogether discontinued, asset-based lending of the type that has been available to us for more than the past 20 years. As a result, there is no assurance that, if necessary, we will succeed in obtaining, by May 2010, a new source of borrowings for our business in an amount sufficient to continue to fund our working capital and other cash requirements at current levels, if at all. Moreover, even if we succeed in obtaining such financing, the costs and terms thereof could be more onerous than the costs and terms of borrowings under our existing line of credit. An inability to obtain an extension or renewal of our existing line of credit or to establish a new line of credit with another bank or asset-based lender would have a material adverse effect on our business, financial condition, results of operations and future prospects.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders was held on August 25, 2009. The matters voted on by stockholders at that Meeting consisted of (i) the election of two Class III Directors to the Company’s Board of Directors to serve for a term of three years and until their successors are elected; and (ii) the ratification of the selection of Burr Pilger & Mayer LLP as the Company’s independent registered public accounting firm for fiscal 2009.

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

NOMINEE	VOTES CAST
	For	Percent(1)	Withhold	Percent(1)
Thomas R. McGuire	3,581,651	85.2%	619,795	14.8%
Ben A. Frydman	2,972,774	70.8%	1,228,672	29.2%

(1)	As a percentage of the total number of shares voted in the election of directors.

As the election was uncontested, there were no broker non-votes in the election of directors.

Ratification of Selection of Independent Registered Public Accounting Firm. The selection of Burr Pilger & Mayer LLP as the Company’s independent registered public accounting firm for fiscal 2009 was ratified by the Company’s stockholders by the following vote:

VOTES CAST
For	Percent(1)	Against	Percent(1)	Abstain	Percent(1)
4,178,468	99.5%	251	—	22,717	0.5%

(1)	As a percentage of the total number of shares voted on this proposal.

There were no broker non-votes with respect to this proposal.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 16, 2009	By:	/s/ SANDRA A. KNELL
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