Form 10-K
period 2009-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2010-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of Registrant as of June 30, 2009, the last day of the second quarter of fiscal 2009, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $8,862,000.

As of March 17, 2010, a total of 4,449,431 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement for its Annual Meeting which is expected to be filed on or before April 30, 2010.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

i

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations, beliefs or views regarding our future financial condition or financial performance or trends in our business or markets that are set forth in the forward-looking statements contained in this Report are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A of Part I of this Report in the Section entitled “RISK FACTORS” and some of the factors and uncertainties that can affect our business, financial condition and results of operations also are set forth in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. Readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

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

Overview of Our Business

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply almost 12,000 products and serve more than 18,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Our customers are comprised primarily of RV and boat dealers and RV and boating parts supply stores and service centers (“Aftermarket Customers”), which resell the products they purchase from us, at retail, to consumers that own or use RVs or boats. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers. We market these products (which are referred to in this Annual Report as either “proprietary products” or “Coast branded products”) under our own brand-names in competition with or, in some cases that are complementary to, products from traditional suppliers of RV and boating parts, supplies and accessories. Due to differences in costs, we generally are able to realize higher margins on sales of proprietary products than we are able to realize on sales of competing products. For additional information regarding our proprietary products, see “Products — Proprietary Products Strategy and Sales” below.

The Company was incorporated in California in June 1977, and reincorporated in Delaware in April 1998.

The RV and Boating Parts, Supplies and Accessories Aftermarkets

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

The market for RV parts, supplies and accessories distributed by the Company is comprised of RV dealers and RV supply stores and service centers. The RV products that we sell include optional equipment and accessories, such as trailer hitches, air conditioning units, water heaters and other accessories, and replacement and repair parts and maintenance supplies. The market for the boating parts, supplies and accessories that we sell is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers primarily purchase replacement parts, boating supplies and smaller accessories from us.

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

Proprietary Products Strategy and Sales. We have introduced into the RV and boating aftermarkets a growing number of proprietary products, which are products that are manufactured specifically for us, often on an exclusive basis, by a number of different independent manufacturers, based primarily, but not exclusively, in Asia. The proprietary products primarily include products that are needed or used by RV and boating customers on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. These products have been designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of different distributors and sometimes into other markets.

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

Expansion into New Markets. During the past several years we have begun to source from overseas manufacturers, and market and sell in the United States and Canada, products that have applications not only in the RV and boating markets, but also in other markets. We intend to continue our efforts to source additional products from independent manufacturers, primarily in Asia, that we can sell into multiple markets domestically, in order to increase our sales and gross margins and reduce our dependence on the RV and boating markets. It is too early to predict if this strategy will prove to be successful. Among other things, we have encountered stiff competition in those new markets from manufacturers and distributors of competing products. A number of those manufacturers and distributors are larger and have more marketing and capital resources than we do and are better known in those markets than we are. Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these foreign sourced products to consumers and, in some instances, for providing warranty service for such products, the costs of which could offset the margin advantage we enjoy on sales of these products.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for more than 2% of our sales in 2009, 2008 or 2007.

We have begun to market and sell portable and standby generators and certain other foreign-sourced products, including some of our proprietary products, to other distributors, national and regional home improvement and home accessories chains, catalogue stores, hardware stores and agricultural equipment outlets, which operate within the outdoor power equipment market. However, to date, our sales to those customers have not been material in relation to our sales of such products to RV and boating Aftermarket Customers and there is no assurance that we will be successful in penetrating the outdoor power equipment market.

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

Orders transmitted by customers either electronically, or via telephone to the national customer sales and service center, are input into our computer system and then are electronically transmitted to the regional distribution center selected by the customer, where the products are picked, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock.

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 12,000 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on the historical product sales of each distribution center to customers in their respective geographic regions. We rely primarily on independent freight companies to ship our products to our customers.

We have implemented an inventory management and deployment system that we designed to improve our ability to fill customer orders from the distribution centers closest to the customer and, thereby, improve our responsiveness to the customer and at the same time reduce our costs of service. We track product sales from each of our distribution and warehouse centers and stock at each such center only the products which are in relatively high demand from customers in the region serviced by that distribution center. At the same time we offer our customers a program by which we ship products that are not available at the Company’s distribution center closest to the customer from the next closest of the Company’s distribution centers which stocks those products. This program reduces back-orders that could adversely affect service levels to our customers and, at the same time, reduces our costs because it eliminates the need to stock duplicative products at all of our warehouses.

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

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain products from alternative suppliers in the event that a single source supplier encounters production problems or decides either to enter into an exclusive supply arrangement or alliance with a competing distributor or to vertically integrate its operations to include the distribution of its products. Termination of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent. See “Risk Factors” in Item 1A of Part I of this Report.

Our increased purchases of foreign sourced products subjects us to foreign currency risks that could reduce the margin advantage we would be able to realize on the sales of those products to our customers in North America. See “RISK FACTORS — Our financial performance can be adversely affected by currency fluctuations associated with our operations in Canada and our increased reliance on foreign product suppliers.

During the year ended December 31, 2009, none of our suppliers accounted for more than 5% of our product purchases, except Airexcel, Inc., which manufacturers and supplies us with Coleman® brand RV air conditioners, and Thule Towing Systems (formerly Valley Industries), which supplied us with towing products. The dollar volume of our purchases of air conditions from Airexcel and our purchases of towing products from Thule Towing Systems (“Thule”) accounted for 18% and 5%, respectively, of the total dollar volume of our product purchases in 2009. By comparison, product purchases from Airexcel accounted for 15% and 10% of the total dollar volume of our product purchases in 2008 and 2007, respectively, and product purchases from Thule accounted for 6% of the total dollar volume of our product purchases in each of 2008 and 2007. Purchases of portable and standby generators from Wuxi Kipor Power Co., Ltd. (“Kipor”), accounted for 6% of the total dollar volume of our product purchases in each of 2008 and 2007. No other product suppliers accounted for as much as 5% of our product purchases in 2008 or 2007.

During 2009, we reduced our purchases of generators from Kipor and have added an additional supplier of portable and standby generators, sales of which commenced in the first quarter of 2010. Additionally, we have arranged for a number of towing products of the types formerly supplied to us by Thule to be manufactured for us by a foreign source supplier. As a result, we expect our purchases of towing products from Thule to decline in 2010. We also have designed and arranged for the manufacture, by a foreign supplier, of and have begun selling a new line of hitch products and a new line of electric jacks, primarily for use on travel trailers. We believe that these products have offer advantages to consumers over competing hitch and electric jack products that are currently available in the market. Moreover, these new products will broaden the range of towing products that we are able to offer to our RV and boating customers and we believe will have applications in other markets, as well.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, product manufacturers generally warrant the products they sell to us and allow us to return defective products for credit or replacement, including those that have been returned to us by our customers. However, we share the costs of providing warranty services for standby and portable generators that we sell with the manufacturers of those products. The warranty period is 24 months following the sale of a generator to a retail customer. At December 31, 2009 and 2008, we had established reserves of $358,000 and $418,000, respectively, for potential warranty claims with respect to those products. However, there is no assurance that warranty claims in the future will not exceed these amounts. In the future, we may enter into similar warranty cost sharing arrangements with respect to other products that are manufactured for us in Asia.

We also maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell. Additionally, we often are able to obtain indemnification agreements from our product suppliers to protect us against product liability claims that may arise out of the use of the products they manufacture and supply to us for resale.

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

As discussed earlier in this Report, we sell portable generators and certain other products, not only in the RV and boating markets, but also in other markets, such as the outdoor power supply market, in which we have not previously sold products. We also intend to seek additional products that we can source from overseas suppliers for resale into other markets in the United States and Canada. We expect to encounter intensive competition from manufacturers and distributors of competing products in those other markets. Many of those companies are larger and have greater marketing and financial resources than we do and are better known than us in these markets. Therefore, there is no assurance that we will be successful in competing against those companies.

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

Employees

At December 31, 2009, we had approximately 265 full-time employees, which include employees in Canada, as compared to 300 employees as of December 31, 2008. The workforce reduction during 2009 was implemented as part of a cost reduction program that we commenced in the third quarter of 2008 in response to the decline in our sales as a result of the economic recession and the credit crisis. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Item 7 of Part II of this Report.

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

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or future financial condition or trends in our business or markets constitute “forward-looking statements.” Forward-looking statements contain estimates or predictions about our future financial performance or future financial condition, or are statements about our views regarding financial or market trends that may affect our future results of operations. Such statements are based on current information available to us and our business is subject to a number of risks, market conditions and uncertainties that could cause our actual operating results or our financial performance or financial condition in future periods to differ, possibly significantly, from our current expectations and the estimates that are set forth in the forward looking statements contained in this Annual Report. Those risks and uncertainties include, although they are not limited to, the following:

Our business and financial performance are affected by economic conditions that affect consumers.

Our sales are affected directly by the level of purchases and the usage by consumers of RVs and boats which, in turn, is dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs and boats. As a result, our sales are affected primarily by (i) the discretionary income that consumers have to spend, (ii) their confidence about economic conditions which determines their willingness to spend their discretionary income, (iii) the availability of and the interest rates payable on borrowings, including credit card debt, on which consumers generally rely to finance their purchases of and the costs of using RVs and boats, and (iv) the availability and prices of gasoline, which affect the ability and cost of operating and using their RVs and boats. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

•

Economic downturns and recessions and rising unemployment, which result in declines in discretionary income of and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs and boats;

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

Our results of operations in 2009 and 2008 illustrate the impact that adverse economic and market conditions can have on our business and financial performance. The current economic recession, which is reported to have begun in late 2007, became quite severe during the second half of 2008 and continued during 2009 and has had wide-ranging consequences for the economy as a whole and has created serious and unprecedented difficulties for the RV and boating industries in particular. The recession began with dramatic declines in home prices and increases in mortgage loan delinquencies and home foreclosures that, in turn, led banks and other lending institutions to significantly curtail the availability of credit to both businesses and consumers. Those conditions resulted in a considerable decline in economic activity throughout the country and sharp and rapid drops in the prices of stocks and bonds, which led to rapid increases in unemployment and significant declines in the retirement savings of consumers that significantly reduced their discretionary income and caused them to lose confidence in the economy and in their own economic security. As a result, consumers significantly curtailed their purchases and usage of RVs and boats which, in turn, significantly reduced their need for and their purchases of the products we sell. Due to these conditions and circumstances, our sales declined by 22% during the fiscal year ended December 31, 2009, after declining by 19.5% in 2008. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” in Part II of this Report. These conditions also adversely impacted other companies in the RV and boating markets and led to the bankruptcies of well-known RV manufacturers, such as Fleetwood Enterprises and Monaco Coach, and the sale by Coachmen Industries of its RV manufacturing business, during the first quarter of 2009 and significant declines in sales of other RV and boating products companies such as Winnebago and West Marine.

There still are considerable uncertainties with respect to the ultimate duration and severity of the current economic recession and credit crisis. As a result, we expect that consumers will continue to be reluctant to increase their spending generally or their purchases and usage of RVs and boats, in particular, at least during the first half of

2010. Consequently, we have focused our efforts on gaining market share, increasing our profit margins and reducing our costs in order to offset the effects that these economic and market conditions could have on our results of operations during 2010. However, due those uncertainties, it is not possible to predict, with any degree of accuracy, whether or not these programs will enable us to achieve improvements in our operating results in 2010, as compared to 2009 and we could incur losses in 2010.

For a more detailed discussion of how these economic conditions affected our results of operation and financial condition in 2009, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” below, in Part II of this Report.

The current economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance.

The current economic recession and credit crisis have led to the closure or bankruptcies of many RV and boating dealers and a number of well-known RV manufacturers which could significantly reduce the size of the RV and boating markets and the number of our Aftermarket Customers and, therefore, adversely affect our business, sales, gross profit margins and future financial performance. In addition, the spending habits of consumers who purchase and use RVs and boats may change as a result of the current economic recession and credit crisis, because consumers may choose, even after the economy recovers, to reduce their spending and use of consumer credit, which could result in a decline in their purchases and usage of RVs and boats and, therefore, in their need for and purchases of the products we sell. Also, owners of RVs and boats may increasingly choose to purchase RV and boating parts, supplies and accessories from lower cost sellers, such as mass merchandisers and web-based retailers, instead of from independent dealers, supply stores and service centers that comprise our Aftermarket customers that purchase products from us, which could adversely affect our market share, pricing, and sales revenues and, as a result, our future financial performance.

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

However, the occurrence of unusually severe or extended winter weather conditions can adversely affect our operating results in our second and third fiscal quarters, and can lead to more severe swings in our sales and financial performance, because such conditions can have the effect of reducing the usage of RV and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions. Additionally, extended periods of unusually severe weather conditions sometimes also occur during the winter months, which can cause year-over-year declines in our sales in the first or fourth quarters of the year.

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

As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to aftermarket dealers or retailers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs and boats may choose to incorporate optional equipment on their RVs and boats at the time of manufacture that, historically, were provided to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or could reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and in reduced earnings.

Our financial performance is subject to risks arising out of our proprietary products strategy.

In order to increase our sales and reduce our costs of sales and, thereby increase our profitability, we have introduced into the RV and boating markets a growing number of proprietary products, which are manufactured specifically for us, generally on an exclusive basis, by a number of different manufacturers, primarily based in Asia. More recently, we have begun sourcing and purchasing, from overseas suppliers, and marketing and selling a number of new products, such as portable and standby generators, into new markets. While we are gaining experience in marketing and selling such products, there is no assurance that these products will gain acceptance among customers in those markets. We also have encountered stiff competition from companies that manufacture or sell competing products in those same markets. Many of those companies are larger, more established and better known and have greater financial and marketing resources than we have. Also, we have greater responsibilities in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV or boating markets. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims related to the proprietary products we sell.

Our financial performance and cash flows can be adversely affected by currency fluctuations associated with our operations in Canada and our increased reliance on foreign product suppliers.

Currency Risks Associated with our Canadian Operations. Our wholly-owned Canadian subsidiary accounts for approximately 24% of our annual net sales. That subsidiary purchases a substantial portion of the products it sells from manufacturers in the United States and pays for those products in U.S. dollars, but sells those products to its customers in Canadian dollars. In the event the Canadian dollar weakens in relation to the U.S. dollar, the costs of those products to our Canadian subsidiary would increase, thereby reducing its gross margin, unless it is able to pass the higher costs on to its customers by raising its prices without adversely affecting its sales volume. If our Canadian subsidiary is unable to pass the higher costs on to its customers, our gross profits, operating income and cash flows would decline during any periods when there are declines in the value of the Canadian dollar in relation to the U.S. dollar.

Currency and other Risks Associated with our Purchases of Foreign Sourced Products. As we increase our reliance on foreign suppliers, we may become increasingly vulnerable to the effects of political instability and adverse economic conditions in the countries in which those suppliers are located. Additionally, purchases of products in foreign countries create currency risks for us. In those instances when we pay for foreign sourced products in U.S. dollars, a weakening U.S. dollar may lead foreign suppliers to increase the prices they charge us for their products in order to mitigate their currency exchange risks. In those countries where we buy products in the local currency, to the extent it becomes necessary for us to convert U.S. dollars into the local currency in order to pay for those products, a weakening dollar would make the local currency more expensive for us, thereby increasing the costs to us of purchasing those products. As a result, a weakening U.S. dollar will have the effect of reducing the margin advantage that we could otherwise realize on resales of foreign sourced products in North America, unless we are able to pass along the higher costs to our customers without adversely affecting our sales volume. If we are unable to pass such higher costs on to our customers, our gross profits and operating income and our cash flows would decline.

When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful. Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.

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

Risks of patent infringement claims.

We design, or have independent product design firms or manufacturers, design and engineer, a number of the proprietary products and other foreign sourced products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion suits have been brought against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review all new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary rights held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

We face substantial competition that could lead to declines in net sales or reductions in our gross profits.

We face significant competition in each of our markets which can adversely affect our sales, profit margins and operating results. In our RV and boating products markets we face competition not only from other wholesale distributors, but also from mass merchandisers, web retailers, catalog houses and national and regional retail chains that sell RV or boating parts, supplies and accessories and, due to their size and financial resources, are able to purchase such products directly from manufacturers at prices comparable to the prices at which we are able to purchase such products from those same or competing manufacturers. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV and boating dealers, supply stores and service centers that purchase products from us and, therefore, their pricing decisions and the breadth of the products they sell can affect both the volume of our sales and the prices we are able to charge our customers for the same or competing products. Moreover, price competition, particularly from such mass merchandisers and national chains, has been increasing as they seek to maintain and increase their market shares in the current difficult economy. As a result, in order to remain competitive it could become necessary for us to reduce our prices, including the prices at which we sell our proprietary and brand name products, in which event we could lose the price and margin advantages that we have gained from the sale of those products. On the other hand, if we match our competitors’ price reductions, our gross profits and gross margin could be adversely affected. Additionally, we face stiff competition in the sale of portable and standby power generators and other products in the outdoor power equipment market from manufacturers and suppliers of competing products, some of which are larger, have greater marketing and capital resources and are better-known in that market, which could force us to reduce our prices for or prevent us from increasing our sales of those products and could cause us to incur losses as a result of our efforts to sell products in markets other than the RV and boating markets.

Risk that our deferred tax asset may not be fully realized.

We have recorded, on our balance sheet, a “deferred tax asset” which consists of tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to reduce income taxes that we would otherwise have to pay on our taxable income that we generate in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire at various dates in the future if not used to offset taxes on taxable income by such dates. Accordingly, our ability to fully use this deferred tax asset to reduce our tax liabilities in the future depends on the amount of taxable income that we are able to generate prior to such expiration dates. If we determine that it is no longer more likely than not that we will be able to fully utilize the deferred tax asset, we would be required to establish a non-cash valuation allowance to reduce the recorded amount of the deferred tax asset to the amount of the tax benefits we believe we will be able to use prior to their expiration dates. Such an allowance is established by an operating charge which will have the effect of increasing our provision for income taxes or reducing any income tax benefit in the fiscal period in which that allowance is established. At December 31, 2009, we had a valuation allowance in the amount of nearly $1.2 million which has reduced the carrying value of our deferred tax asset to $2.8 million. There is no assurance, however, that we will be able to fully utilize this deferred tax asset as that will depend on our future operating results.

Moreover, if we are not able to generate taxable income in the future that will enable us to fully utilize this deferred tax asset, it could become necessary for us to increase the valuation allowance in future periods, which would have the effect of increasing our income tax provision or reducing any income tax benefit that we would record in our statements of operations.

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

Locations	Square Footage	Lease Expiration Dates
United States:
Wilsonville, Oregon	57,000	December 31, 2011
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	58,700	October 31, 2011
San Antonio, Texas	27,300	October 31, 2013
Denver, Colorado	50,000	January 31, 2011
Elkhart, Indiana	109,700	January 31, 2017
Lancaster, Pennsylvania	54,900	December 31, 2011
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2013
Gilbert, Arizona	34,700	March 31, 2012
Salt Lake City, Utah	30,400	October 31, 2013
Johnstown, New York	52,500	November 30, 2012
Eau Claire, Wisconsin	36,000	January 31, 2012
Canada:
St. Bruno, Quebec	59,600	January 31, 2021
Orillia, Ontario	36,500	November 30, 2011
Calgary, Alberta	41,200	January 31, 2016
Langley, British Columbia	22,800	May 31, 2011

Our executive offices are located in Morgan Hill, California, a suburb of San Jose, where we lease 26,000 square feet of office space. Our address at that location is 350 Woodview Avenue, Morgan Hill, California 95037, where our telephone number is (408) 782-6686.

We lease 18,100 square feet of space in Elkhart, Indiana where we maintain a product testing facility. We also lease 2,000 square feet of office space in Seattle, Washington where we maintain a sales office.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incidental to our operations, and since we have insurance, and in many instances also indemnities from the manufacturers from which we obtain our products. On two occasions, we were named as a defendant in patent infringement litigation brought against manufacturers of certain of our proprietary products. To date we have not incurred any material liabilities in any product liability, personal injury or patent litigation and there is no legal action presently pending against us that we believe is likely to have a material adverse effect on our financial condition or results of operations.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
Thomas R. McGuire	66	Executive Chairman and Chairman of the Board of Directors
James Musbach	59	President, Chief Executive Officer and a Director
Sandra A. Knell	52	Executive Vice President, Chief Financial Officer and Secretary
David A. Berger	55	Executive Vice President — Operations
Dennis A. Castagnola	62	Executive Vice President — Proprietary Products

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

DENNIS A. CASTAGNOLA. Mr. Castagnola was appointed to his current position of Executive Vice President — Proprietary Products in August 2007. From November 2000 to August 2007, he served as Executive Vice President — Sales and, for the prior 25 years, he held various management positions with the Company, including Vice President/Division Manager of the Company’s Portland, Oregon distribution center.

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

	Sales Prices Per Share		Cash Dividends Per Share
	High	Low
2009
First Quarter	$1.63	$0.67	$—
Second Quarter	3.27	0.87	—
Third Quarter	3.80	1.75	—
Fourth Quarter	4.57	2.89	—
2008
First Quarter	$6.20	$4.90	$0.07
Second Quarter	5.90	2.85	0.03
Third Quarter	4.09	2.60	0.03
Fourth Quarter	3.05	0.75	—

On March 17, 2010 the closing per share price of our common stock on the American Stock Exchange was $4.20 and there were approximately 700 holders of record of the Company’s shares.

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

In June 2008, our Board of Directors modified the dividend policy to reduce the quarterly cash dividends to $0.03 per share and, in November 2008, the Board decided to suspend the payment of cash dividends entirely in order to preserve cash for the Company’s operations in response to the economic recession and the credit crisis. In addition, the recent amendments to the terms of our revolving bank credit facility prohibit us from paying any cash dividends without the consent of the bank lender. As a result, we do not expect to pay cash dividends at least for the foreseeable future.

No cash dividends were paid in 2009. Cash dividends paid to our stockholders in 2008 and 2007 totaled $578,000 and $1,240,000, respectively.

Repurchases of Common Stock

During 2005, we publicly announced the authorization by our Board of Directors of a stock repurchase program authorized the Company to repurchase, in the aggregate, up to of $2,940,000 of shares of our common stock in open market or private transactions in accordance with the applicable rules of the Securities and Exchange Commission. Pursuant to that program we purchased a total of 248 shares of our common stock in 2008, and a total of 78,183 shares in 2007. We did not make any share repurchases during 2009 and we are prohibited by our revolving bank line of credit agreement from making any additional purchases of shares without the prior approval of the bank lender. As a result, we do not expect to make any share repurchases at least for the foreseeable future.

Stock Price Performance Graph

The following graph presents a five-year comparison of cumulative total returns for (i) Coast, (ii) an index comprised of companies within the recreational products markets that were selected by us (the “Peer Group”), and (iii) the NYSE American Stock Exchange composite index (the “AMEX Composite”). The Peer Group consists of Brunswick Corporation, Thor Industries, and Winnebago Industries, Inc., which, during the past five years, were manufacturers of recreational vehicles or boats, TriMas Corporation, which manufactures RV and trailer products, and West Marine Inc. which sells boating parts, supplies and accessories both at wholesale and at retail. The data for the graph was obtained from Research Data Group, Inc. In 2008, the Peer Group included Coachmen Industries, Inc. and Fleetwood Enterprises, Inc. However, neither of those companies are included in the 2009 Peer Group, because in 2009 Coachmen ceased manufacturing recreational vehicles and Fleetwood Enterprises filed for bankruptcy protection under the Federal Bankruptcy Act. Those companies have been replaced by Thor Industries and TriMas Corporation, which were not part of the Peer Group in 2008.

The stock performance graph assumes that $100 was invested, at the end of fiscal 2004, in Coast’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the performance graph are not necessarily indicative of future stock performance.

	At December 31,
	2004	2005	2006	2007	2008	2009
Coast Distribution	100.00	104.56	124.39	88.15	15.93	60.46
Peer Group Index	100.00	88.50	83.62	58.10	18.21	47.22
Amex Composite Index	100.00	125.35	149.75	177.79	106.78	147.27

Equity Compensation Plans

Certain information, as of December 31, 2009, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2009, 2008 and 2007, and the selected balance sheet data at December 31, 2009 and 2008, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” set forth in Item 7 of this Report. The selected operating data for the fiscal years ended December 31, 2006 and 2005, and the selected balance sheet data at December 31, 2007, 2006 and 2005, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Operating Data:
Net Sales	$103,201	$132,237	$164,293	$179,103	$176,341
Cost of sales (including distribution costs)(1)	83,754	107,625	133,578	145,051	143,732

Gross margin	19,447	24,612	30,715	33,602	32,609
Selling, general and administrative expenses	18,552	26,559	28,065	27,160	24,932

Operating income (loss)	895	(1,947)	2,650	6,442	7,677
Equity in net earnings of affiliated companies	201	147	179	147	90
Other income (expense)
Interest expense	(624)	(1,409)	(2,098)	(1,617)	(1,308)
Other	(268)	(8)	(156)	(141)	30

	(892)	(1,417)	(2,254)	(1,758)	(1,278)
Earnings (loss) before income taxes	204	(3,217)	575	4,831	6,489
Income tax provision (benefit)	105	(1,378)	360	1,858	2,732

Net earnings (loss)	$99	$(1,839)	$215	$2,973	$3,757

Net earnings (loss) per diluted share(2)	$0.02	$(0.41)	$0.05	$0.64	$0.79

Shares used in computation of net earnings (loss) per share	4,494	4,446	4,526	4,616	4,745

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Balance Sheet Data:
Working Capital	$34,524	$40,394	$52,575	$52,704	$46,888
Total assets	45,472	52,459	69,307	69,494	63,533
Long-term obligations(3)	9,637	17,078	24,665	24,350	19,746
Stockholders’ equity	29,632	28,220	32,491	31,847	30,421
Book value per share	$6.59	$6.35	$7.18	$6.90	$6.41
Dividends per share	$—	$0.13	$0.28	$0.24	$0.16

(1)	Distribution costs consist primarily of warehouse rent, labor and supply costs and product shipping costs.
(2)	See Note I to the Company’s Consolidated Financial Statements.
(3)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”) and boats in North America. We supply more than 12,000 products and serve more than 18,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (collectively, “Aftermarket Customers”).

Factors Generally Affecting Sales of RV and Boating Products

Our sales are affected primarily by (i) the usage of RVs and boats by the consumers to whom our Aftermarket Customers sell our products, because such usage affects the consumers’ needs for and purchases of replacement parts, repair services and supplies, and (ii) sales of new and used RVs and boats, because consumers often “accessorize” their RVs and boats at or shortly after the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about economic conditions (which affects their willingness to use and purchase RVs and boats) and the availability and the costs of credit that our Aftermarket Customers rely upon to purchase products from us and which consumers often use to finance their purchases of RVs and boats. As a result, recessionary conditions and a tightening in the availability or increases in the costs of borrowings to consumers often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the consumers’ costs and the difficulties of using their RVs and boats. Weather conditions also can affect our operating results, because unusually severe or extended winter weather conditions can reduce the usage of RVs and boats for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions and can cause period-to-period fluctuations in our sales and financial performance. As a result, our sales and operating results can be, and in the past have been, affected by recessionary economic conditions, tightening in the availability and increases in the costs of consumer and business financing, shortages in the supply and increases in the prices of gasoline and unusually adverse weather conditions. See “RISK FACTORS” in Item IA, in Part I, of this Report.

Overview of Fiscal 2009 Operating Results

The following table provides information comparing our results of operations in the fiscal year ended December 31, 2009 to our results of operation in fiscal 2008 and fiscal 2007. Dollars are in thousands, except per share data.

	Year Ended December 31,
	2009 Amount	2008 Amount	2007 Amount	Increase (Decrease) 2009 vs. 2008		Increase (Decrease) 2008 vs. 2007
				Amount	Percent	Amount	Percent
Net Sales	$103,201	$132,237	$164,293	$(29,036)	(22.0)%	$(32,056)	(19.5)%
Gross profits	19,447	24,612	30,715	(5,165)	(21.0)%	(6,103)	(19.9)%
SG&A expenses	18,552	26,559	28,065	(8,007)	(30.1)%	(1,506)	(5.4)%
Operating income (loss)	895	(1,947)	2,650	2,842	146.0%	(4,597)	(173.5)%
Interest expense	624	1,409	2,098	(785)	(55.7)%	(689)	(32.8)%
Earnings (loss) before income taxes	204	(3,217)	575	3,421	106.3%	(3,792)	(659.5)%
Income tax provision (benefit)	105	(1,378)	360	1,483	107.6%	(1,738)	(482.8)%
Net earnings (loss)	99	(1,839)	215	1,938	105.4%	(2,054)	(955.3)%
Net earnings (loss) per share-diluted	0.02	(0.41)	0.05	0.43	104.9%	(0.46)	(920.0)%

As indicated in the table above, our sales decreased in the year ended December 31, 2009 as compared to 2008. That decrease was primarily attributable to the continuance of the economic recession and rising rates of unemployment, coupled with reductions in the availability of credit, in the United States and Canada during 2009, which caused a decline in consumer confidence and significant reductions in discretionary spending by consumers on which purchases and the usage of RVs and boats, and the demand for the products we sell, depend.

Notwithstanding these economic and market conditions and their adverse impact on our sales, we were able to increase our operating income, pre-tax earnings and our net earnings during the year ended December 31, 2009 by $2.8 million, $3.4 million and $1.9 million, respectively, to $0.9 million, $0.2 million and $0.1 million, respectively, from an operating loss of $1.9 million, a pre-tax loss of $3.2 million and a net loss of $1.8 million in 2008. These improvements in our operating results in 2009 were primarily attributable to (i) a modest increase in our gross margin and (ii) reductions in selling, general and administrative (“SG&A”) expenses and in our interest expense.

•

Gross Margin. We were able to achieve a modest increase our gross margin in 2009 to 18.8%, from 18.6% in 2008, despite the decline in net sales, primarily as a result of (i) a reduction in shipping costs due to decreases in the price of fuel; (ii) a reduction in cash discounts and rebates offered to our customers, (iii) a change in the mix of products sold to a greater proportion of higher-margin products sourced from Asia, and (iv) reductions in warehouse labor and other distribution costs.

•

Operating Expenses. We implemented a number of measures to reduce our SG&A expenses, beginning in the third quarter of 2008, when it became apparent that the economic recession had become more severe and would continue well into 2009. Among other things, we implemented staff reductions and a 10% across-the-board reduction in management compensation and employee wages. Our 2009 operating results reflect the first full year of the positive effects of the cost cutting measures implemented in 2008, by which we were able to reduce SG&A expenses by $8.0 million, or 30.2%, over 2008.

•

Interest Expense. We reduced our interest expense in the year ended December 31, 2009 by $0.8 million, or 55.7%, to $0.6 million, from $1.4 million in 2008, as a result of (i) reductions in inventory and in other working capital requirements that enabled us to reduce our reliance on bank borrowings, and (ii) lower market rates of interest which determine the rate of interest charged on our bank borrowings.

Outlook for 2010

The continuing concerns and uncertainties among businesses and consumers regarding the ultimate severity and duration of the economic recession, persistent high rates of unemployment and the limited availability of small business and consumer financing have continued into 2010. We expect these conditions to continue to adversely affect the purchase and usage by consumers of RVs and boats and, therefore, also the purchases, both by consumers and our Aftermarket Customers of the products that we sell, during 2010.

In addition, our bank loan agreement was amended during 2009, largely due to the tightening of available business credit and the impact of the economic recession on our operating results. That amendment reduced the maximum amount of borrowings we can obtain under our revolving bank credit line and increased the costs to us of such borrowings. These amendments also may adversely affect our net sales because we may not be able to purchase as much inventory of the products we sell, which could adversely affect our service levels to our customers, and we may have to tighten the credit that we can extend to our Aftermarket Customers in connection with their purchases of products from us.

Our strategic goals for 2010 are to capture additional market share in order to offset declines in net sales attributable to these difficult economic and market conditions, and to improve our gross margin, despite these conditions, primarily by continuing to increase our sales of higher-margin proprietary products and other foreign sourced products. In addition, in response to this difficult economic climate, we are continuing to monitor our SG&A expenses. As a result, we believe that we can achieve a modest improvement in our operating results in 2010, as compared to 2009, assuming that economic and market conditions in the United States and Canada stabilize and the availability of credit to businesses and consumers increases. On the other hand, if such conditions do not begin to improve in 2010, it may become necessary for us to implement additional cost-cutting measures, which could include the closing of one or more of our distribution centers.

Due to the risks in the economy and in our business and the uncertainties that exist regarding future economic and market conditions, it is not possible to predict with any degree of accuracy whether we will succeed in achieving our goals for 2010. See “RISK FACTORS” in Item 1A of Part I of this Report for a discussion of some of those risks and uncertainties.

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

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic downturns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, we make such estimates based upon the information available to us at that time and reevaluate and adjust the reserves and allowances for potential write-downs on a quarterly basis.

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

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. Shipping and handling costs that are billed to our customers are included in revenue and our shipping and handling costs are included in costs of sales. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns that reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit product for return.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivable in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic and market trends that can affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of some of our customers or economic or market conditions were to deteriorate, adversely affecting the ability of customers to make payments to us on a timely basis, it could become necessary for us to increase the allowance for uncollectible accounts. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves for excess and obsolete inventory were $1,796,000 at December 31, 2009, as compared to $2,341,000 at December 31, 2008.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely that than not that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At December 31, 2009 and December 31, 2008, the aggregate amounts of our net deferred tax asset were approximately $2.8 million and $3.0 million, respectively.

Long-Lived Assets. Long-lived assets are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, by comparing the fair value of the long-lived asset to its carrying amount.

Foreign Currency Translation. The financial position and results of operations of our Canadian and other foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive earnings. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

Stock Based Compensation. The Company accounts for stock based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock based compensation expense in the years ended December 31, 2009 and 2008 totaled $230,000 and $231,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $358,000 and $418,000 at December 31, 2009 and 2008, respectively. Those amounts were determined on the basis of a number of factors, including our estimates of future sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, that we believe are of significance, or potential significance to the Company based upon current operations.

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. It also explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. We adopted this Codification in the three months ended September 30, 2009. Adoption of this Codification has not had a material effect on our financial condition, results of operations or cash flows.

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

In June 2009, the FASB issued new guidance which provides for the elimination of the concept of qualifying special purpose entities. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has (i) the power to direct the activities of the variable interest entity, (ii) the right to receive benefits from that entity and (iii) the obligation to absorb any losses incurred by such an entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity. The guidance became effective for the Company on January 1, 2010. We do not expect the adoption of this guidance to have a material effect on our financial condition, results of operation or cash flows.

Effective April 1, 2009, we adopted the FASB’s guidance on subsequent events. That guidance is intended to establish general standards of accounting for, and disclosure of, material events that occur after the balance sheet date but before financial statements are issued.

In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules are effective for us beginning January 1, 2011. We are in the process of evaluating the impact that this amendment will have on our Consolidated Financial Statements.

In January 2010, we adopted the applicable sections of the FASB’s guidance on earnings per share that addresses whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. We do not believe that the adoption of these applicable sections will have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued new guidance for improving disclosures about Fair Value Measurements. This guidance requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring the presentation, on a gross basis, of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. This guidance also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and will be effective for the Company on March 31, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for the Company on March 31, 2010.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Year Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.1	81.4	81.3
Gross profit	18.9	18.6	18.7
SG&A expenses	18.0	20.1	17.1
Operating income (loss)	0.9	(1.5)	1.6
Interest expense	0.6	1.1	1.3
Earnings (loss) before taxes	0.2	(2.4)	0.3
Income tax provision (benefit)	0.1	(1.0)	0.2
Net earnings (loss)	0.1%	(1.4)%	0.1%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the decreases in our net sales in fiscal 2009 and 2008. Dollars in the table are in thousands.

2009	2008	Percent Change 2009 vs. 2008	2007	Percent Change 2008 vs. 2007
$ 103,201	$132,237	(22.0)%	$164,293	(19.5)%

The decreases in net sales in 2009 and 2008, in each case as compared to the immediately preceding year, were primarily attributable to declines in purchases and in the usage of RVs and boats. Those declines were primarily attributable to the economic recession, the resulting high levels of unemployment, and the credit crisis in the United States and Canada during 2008 and 2009. These conditions combined to reduce disposable income of and confidence among consumers about the future which, in turn, have caused consumers to reduce their purchases and their usage of RVs and boats and, as a result, their purchases of the products we sell.

Gross Margin

Gross profit is calculated by subtracting the costs of sales from net sales. Costs of sales consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, inbound freight charges, merchandise receiving, handling and storage costs, and out-bound freight charges. Gross margin is gross profits stated as a percentage of net sales.

	2009	2008	2007
	(Dollars in thousands)
Gross profit	$19,447	$24,612	$30,715
Gross margin	18.8%	18.6%	18.7%

Due to decrease in our net sales in 2009, gross profits declined by nearly $5.2 million, or 21.0%, in 2009 as compared to 2008. Notwithstanding that decline, our gross margin improved to 18.8% in 2009 from 18.6% in 2008, due to a combination of factors, including (i) a reduction in shipping costs due to decreases in the price of fuel; (ii) a reduction in cash discounts and rebates offered to our customers, (iii) a change in the mix of products sold to a greater proportion of higher-margin products sourced from Asia, and (v) reductions in warehouse labor and other distribution costs.

The decline in gross profits in 2008 also was attributable to the decrease in net sales in that year as compared to 2007. However, despite that decline in the dollar amount of gross profits in 2008, our gross margin remained largely unchanged in 2008, as compared to 2007, due primarily to (i) price increases that we implemented on selected products; (ii) a change in the mix of products sold to a greater proportion of higher-margin products sourced from Asia and (iii) the strengthening of the Canadian dollar, which resulted in a reduction in the costs of products purchased by our Canadian subsidiary and, therefore, an increases in its gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, and administrative labor and other administrative expenses, professional fees, insurance and the provision made for uncollectible accounts.

	2009	2008	2007
	(Dollars in thousands)
SG&A expenses	$18,552	$26,559	$28,065
As a percentage of net sales	18.0%	20.0%	17.1%

We reduced our SG&A expenses in absolute dollars, by $8,007,000 or 30.2% in 2009, as compared to 2008. In addition, despite the decline in net sales in 2009, our SG&A expenses also declined as a percentage of net sales in 2009. These reductions in SG&A expenses in 2009 reflect a full year of the positive effects of cost cutting measures that we implemented in the second half of 2008 in response to the worsening of the economic recession and the credit crisis, including (i) workforce reductions, (ii) reductions in management salaries and employee wages, and (iii) reductions in selling and marketing and other administrative expenses.

In 2008, we were able to reduce our SG&A expenses in absolute dollars by $1,506,000 or 5.4%, as compared to 2007, primarily as a result of the implementation of those same cost cutting measures, beginning in the third quarter of the year, in response to the worsening of the economic recession and credit crisis that resulted in the decline in our net sales in 2008. However, as a percentage of net sales, SG&A expenses rose to 20.0% in 2008 as compared to 17.1% in 2007, because those cost cutting measures were not able to fully offset the decline in net sales in 2008.

The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income (loss)

	2009	2008	2007
	(Dollars in thousands)
Operating income (loss)	$895	$(1,947)	$2,650
As a percentage of net sales	0.9%	(1.5)%	1.6%

We generated operating income of $0.9 million in 2009, an improvement of $2.8 million from the loss from operations of $1.9 million incurred in 2008. That improvement was the result of the increase in gross margin and the reduction in SG&A expenses, which more than offset the effects on our operating results of the decrease in net sales in 2009.

The loss from operations in 2008 was due primarily to the decreases in net sales and gross profits, which more than offset the reduction in SG&A expenses in 2008.

Other Expense

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Other expense
Interest expense	$624	$1,409	$2,098
Other expense	268	8	156

Total	$892	$1,417	$2,254

	0.9%	1.1%	1.3%

The largest component of other expense is the interest expense that we incur on borrowings. The other component of other expense consists primarily of foreign currency gains or losses and gains or losses on disposal of assets. Interest expense decreased by $785,000, or 56%, in 2009, as compared to 2008 and by $689,000, or 33% in 2008, as compared to 2007. These decreases were primarily the result of reductions in our average outstanding borrowings and decreases in the average rate of interest charged on borrowings under our revolving bank line of credit. We were able to reduce our average outstanding borrowings in both 2009 and 2008, primarily as a result of reductions (i) in inventories due not only to the decrease in net sales, but also to efficiencies we achieved in our warehouse and distribution operations, and (ii) in accounts receivable due to the decline in net sales and our implementation of more stringent credit standards in response to the economic recession. The interest rate on our bank borrowings is tied to market rates of interest and the decrease in the rates of interest charged on our bank borrowings during 2009 and 2008 were primarily attributable to interest rate reductions implemented by the Board of Governors of the Federal Reserve System in response to the economic recession, which led most banks (including our bank lender) to reduce their prime interest rates.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Income tax provision (benefit)	$105	$(1,378)	$360
As a percentage of net sales	0.1%	(1.0)%	0.2%
Effective tax rate	51.5%	42.8%	62.6%

Our effective income tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes, such as stock based compensation expense, and by varying tax rates on income generated by our foreign subsidiaries, because tax rates in their respective countries vary, sometimes considerably, from income tax rates in the United States.

Due to the pre-tax profits that we generated in 2009, we recorded a provision for income taxes of $105,000 for 2009, as compared to a tax benefit of nearly $1.4 million in 2008. See “Critical Accounting Policies and Use of Estimates — Our Accounting Policies — Deferred Tax Asset and Valuation Allowance.”

Liquidity and Capital Resources

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds. See “Sources and Uses of Cash” below.

The bank line of credit provides that we may borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 2.25% or, at our option (but subject to certain limitations), at LIBOR plus 4.00% per annum. The maturity date of the bank line of credit is July 10, 2011, which (as previously reported) was extended from May 10, 2010 pursuant to an amendment agreement entered into with the bank lender on November 30, 2009.

The revolving bank line of credit agreement contains a quarterly pre-tax income covenant through March 2010 and a fixed charge covenant beginning June 2010. At December 31, 2009 we were, and we expect that at March 31, 2010 we will be, in compliance with the quarterly pre-tax income covenant. The fixed charge coverage ratio will require us to achieve a fixed charge coverage ratio of at least (i) 1.10-to-1.0 for the six months ending June 30, 2010, (ii) 2.20-to-1.0 for the nine months ending September 30, 2010 and (iii) 1.05-to-1.0 for the year ending December 31, 2010 and for rolling 12 month periods ending on the last day of each fiscal quarter thereafter.

At March 18, 2010, outstanding borrowings under the revolving credit facility totaled $10,760,000. Our bank borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 1%, 10 day, net 30-day terms. During late fall and in winter, however, we sometimes provide our most creditworthy customers with payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and fourth quarters of each year than during other parts of the year.

Sources and Uses of Cash

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

Cash Provided by Operations in 2009. During 2009, our operations provided cash of $10.2 million, comprised of a $7.7 million reduction in inventory, a $1.6 million reduction in prepaid expenses, non-cash expenses of $1.1 million, a $0.5 million reduction in accounts receivable, and net earnings of $0.1 million, net of cash used to fund $0.6 million reduction in accounts payable and $0.3 million reduction in accrued liabilities.

Cash Used by Financing Activities in 2009. During 2009, we used nearly $7.5 million of cash for financing activities principally to fund the repayment of long term debt under our revolving bank line of credit.

Cash Flows Used in Investing Activities in 2009. We used $0.3 million of cash in investing activities in 2009, principally to fund capital expenditures, primarily for warehouse, testing and design, and computer equipment.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2009, rent expense under all operating leases totaled approximately $4.5 million. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2009:

Year Ending December 31,
2010	$4,564
2011	3,853
2012	2,675
2013	2,380
2014	2,050
Thereafter	5,273

$20,795

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2009:

	Maturities of Contractual Obligations
Contractual Obligations at December 31, 2009:	Total of Contractual Obligations	Less than One Year	More than One and Less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$9,637	$—	$9,637	$—	$—
Capital lease obligations	112	112	—	—	—
Operating lease obligations	20,795	4,564	6,528	4,430	5,273

Totals	$30,544	$4,676	$16,165	$4,430	$5,273

(1)	Consists primarily of borrowings under our bank credit facility, which matures in July 2011.

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2010.

Dividend Policy and Dividend Payments. In the first quarter of 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends to our stockholders in the amount of $0.04 per share. The amounts of the quarterly dividends were increased by our Board of Directors to $0.05 per share in 2006 and to $0.07 per share in 2007. In 2008, 2007 and 2006 we paid total cash dividends of $578,000, $1,241,000 and $1,064,000, respectively. In November 2008, our Board of Directors suspended the payment of cash dividends in order to preserve cash for operations in response to the worsening of the economic recession and the tightening of credit by banks and other lending institutions to businesses, as well as consumers. Additionally, our revolving bank line of credit agreement prohibits us from paying cash dividends without the prior approval of our bank lender. As a result, we do not anticipate paying cash dividends at least for the foreseeable future.

Share Repurchases. In 2005, our Board of Directors adopted a share repurchase programs authorizing us to repurchase up to an aggregate of $2,940,000 of our shares of common stock in open market or private transactions. We made no share repurchases pursuant to those programs during 2009. During 2008 and 2007, we made share repurchases totaling $1,000 and $485,000 respectively. Our revolving bank line of credit agreement prohibits us from repurchasing our shares without the prior approval of our bank lender. As a result, we do not anticipate resuming purchases of our shares at least for the foreseeable future.

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2010 that we estimate will range from $300,000 to $400,000. We expect that these expenditures will be of a recurring nature, for such purposes as the replacement and upgrading of warehouse or computer equipment in the ordinary course of our business.

We expect to be able to fund these expenditures and our working capital requirements with borrowings under our revolving bank line of credit and internally generated funds, assuming that there is not a further worsening of the economic recession in 2010. See Item 1A of PART I of this Report above, entitled “RISK FACTORS — Our business and financial performance are affected by economic conditions — We rely heavily on bank borrowings in the operation of our business, which makes us more vulnerable to adverse changes in economic conditions” in Part I of this Report.

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins by, among other things, establishing new product supply relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in Asia, and to invest in tooling needed for such products. We also may seek to take advantage of other growth opportunities if and when they may arise. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes. There is no assurance, however, that, if required, we will be able to obtain bank borrowings for these purposes.

Seasonality and Inflation

Seasonality. We generate significantly higher sales during the six-month period from March through August, when usage of RVs and boats are at their peak, than we do during the remainder of the year when weather conditions are not optimal for outdoor activities. Because a substantial portion our expenses are fixed, operating income declines and we may incur losses, and must rely more heavily on borrowings to fund operating requirements, during the period from September through February when our sales are lower.

The following tables presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2009 and 2008. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	March 31, 2009	June 30, 2009	September 30, 2009	December 31 2009
	(Unaudited)
Revenues	$23,198	$33,138	$29,596	$17,269
Gross profit	4,323	6,628	6,132	2,364
Net earnings (loss)	(888)	1,162	902	(1,077)
Net earnings (loss) per share — diluted	(0.20)	0.26	0.20	(0.24)

	March 31, 2008	June 30, 2008	September 30, 2008	December 31 2008
	(Unaudited)
Revenues	$39,468	$41,217	$34,683	$16,869
Gross profit	7,912	8,826	6,197	1,677
Net earnings (loss)	(850)	1,561	(290)	(2,260)
Net earnings (loss) per share — diluted	(0.19)	0.35	(0.07)	(0.51)

As the above table indicates, the economic recession and the tightening in the availability of business and consumer credit had a particularly adverse effect on our sales during 2009. We were able to offset the effect of this sales decline by increasing our gross margin and reducing our operating expenses.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2009, we had outstanding borrowings under our revolving bank line of credit of $9.6 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of December 31, 2009 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and their cash flows in each of the years in the three year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ BURR PILGER MAYER, INC.
Burr Pilger Mayer, Inc.
San Francisco, California
March 29, 2010

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2009	2008
ASSETS
Current Assets
Cash	$5,561	$1,860
Accounts receivable (less allowance for doubtful accounts of $740 in 2009 and $1,399 in 2008)	8,831	9,333
Inventories	22,985	30,710
Prepaid expenses	804	766
Deferred income taxes	1,908	2,301
Income tax refunds receivable	638	2,299
Derivative financial instrument	—	286

Total current assets	40,727	47,555
Property, Plant and Equipment	2,192	2,785
Other Assets	2,553	2,119

	$45,472	$52,459

LIABILITIES
Current Liabilities
Accounts payable	$2,942	$3,557
Accrued liabilities	3,149	3,469
Current maturities of long-term obligations	112	135

Total current liabilities	6,203	7,161
Long-Term Obligations	9,637	17,078
Commitments
Stockholders’ Equity
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,449,431 issued as of December 31, 2009 and 2008	16,367	16,137
Accumulated other comprehensive earnings	1,114	31
Retained earnings	12,151	12,052

Total Stockholders Equity	29,632	28,220

	$45,472	$52,459

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Net sales	$103,201	$132,237	$164,293
Cost of products sold (including distribution costs)	83,754	107,625	133,578

Gross margin	19,447	24,612	30,715
Selling, general and administrative expenses	18,552	26,559	28,065

Operating income (loss)	895	(1,947)	2,650
Equity in net earnings of affiliated companies	201	147	179
Other expense
Interest expense	(624)	(1,409)	(2,098)
Other	(268)	(8)	(156)

Earnings (loss) before income taxes	204	(3,217)	575
Income tax provision (benefit)	105	(1,378)	360

Net earnings (loss)	$99	$(1,839)	$215

Basic earnings (loss) per share	$0.02	$(0.41)	$0.05

Diluted earnings (loss) per share	$0.02	$(0.41)	$0.05

Dividends paid per share	$0.00	$0.13	$0.28

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings (loss)	$99	$(1,839)	$215
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	814	941	881
Amortization	36	22	42
(Gain) Loss from sale of property and equipment	15	82	(1)
Equity in net earnings of affiliated companies, net of distributions	(175)	(102)	(134)
Stock based compensation expense	230	231	214
Deferred income taxes	215	(865)	(145)
Change in assets and liabilities:
Accounts receivable	502	5,556	(696)
Inventory	7,725	14,317	1,615
Prepaids and income tax refunds receivable	1,627	(1,454)	406
Accounts payable	(615)	(4,915)	(759)
Accrued liabilities	(320)	45	(293)

	8,919	13,549	273

Net cash provided by operating activities	10,153	12,019	1,345
Cash flows from investing activities:
Proceeds from sale of property and equipment	4	1	13
(Increase) decrease in other assets	(250)	(118)	69
Capital expenditures	(166)	(428)	(1,790)
Tax benefit from settlement of derivative instrument	117	—	—
Cash paid for derivative instrument	(44)	(265)	—

Net cash (used in) investing activities	(339)	(810)	(1,708)

Cash flows from financing activities:
Borrowings under notes payable and line-of credit agreements	102,150	164,273	209,049
Repayments under notes payable and line-of credit agreements	(109,479)	(171,725)	(208,609)
Repayments of long-term debt	(135)	(125)	(138)
Issuance of common stock under employee stock purchase and stock option plans	—	42	434
Retirement of common stock	—	(1)	(485)
Dividends paid	—	(578)	(1,241)

Net cash (used in) financing activities	(7,464)	(8,114)	(990)
Effect of exchange rate changes on cash	1,351	(2,025)	1,422

Net increase (decrease) in cash	3,701	1,070	69
Cash beginning of year	1,860	790	721

Cash end of year	$5,561	$1,860	$790

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$637	$1,394	$2,063
Income taxes	(2,146)	1,163	75

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2007	4,414,547	$15,702	$15,495	$650	$31,847
Net earnings for the year	—	—	215	—	215
Foreign currency translation adjustments	—	—	—	1,507	1,507

Comprehensive earnings for the year					1,722

Issuance of common stock under employee stock purchase and option plans	102,831	434	—	—	434
Retirement of common stock	(78,153)	(485)	—	—	(485)
Dividends paid	—	—	(1,241)	—	(1,241)
Stock Based Compensation	—	214	—	—	214

Balance at December 31, 2007	4,439,225	15,865	14,469	2,157	32,491
Net loss for the year	—	—	(1,839)	—	(1,839)
Foreign currency translation adjustments	—	—	—	(2,147)	(2,147)
Derivative — change in fair value				21	21

Comprehensive earnings for the year					(3,965)
Issuance of common stock under employee stock purchase and option plans	10,454	42	—	—	42
Retirement of common stock	(248)	(1)	—	—	(1)
Dividends paid	—	—	(578)	—	(578)
Stock Based Compensation	—	231	—	—	231

Balance at December 31, 2008	4,449,431	16,137	12,052	31	28,220
Net earnings for the year	—		99	—	99
Foreign currency translation adjustments	—	—	—	1,295	1,295
Derivative — change in fair value, net of tax benefit				(212)	(212)

Comprehensive earnings for the year					1,182

Issuance of common stock under employee stock purchase and option plans	—	—	—	—	—
Retirement of common stock	—	—	—	—	—
Dividends paid	—	—	—	—	—
Stock Based Compensation	—	230	—	—	230

Balance at December 31, 2009	4,449,431	$16,367	$12,151	$1,114	$29,632

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

2.    Inventories. We are a wholesale distributor, and not a manufacturer or products and, therefore, all of our inventory consists of finished goods. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. Inventories consist primarily of replacement parts, supplies and accessories held for resale. At December 31, 2009 and 2008, our reserve for excess and obsolete inventory was $1,796,000 and $2,341,000, respectively.

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

4.    Revenue Recognition. Revenue from sales of products is recognized upon shipment. Shipping and handling costs that are billed to our customers are included in revenue. We provide our customers with a limited right of return. We establish an allowance for potential returns which reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic data, which can affect the level at which customers submit product returns.

5.    Segment Reporting. We have one operating segment, which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. We distribute our recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2009, 2008 or 2007.

6.    Long-Lived Assets. Long-lived assets are reviewed for possible impairment at least annually or, more frequently, if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, by comparing the fair value of the long-lived asset to its carrying amount.

7.    Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings, whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. The functional currency of our Canadian subsidiary is the Canadian dollar.

8.    Derivative Financial Instruments. We sometimes use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet and gains or losses resulting from changes in fair value of the derivative are recorded based on the derivative’s hedge designation.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Investment Hedges. As a part of our risk management policy, we hedge certain portions of our net investment in our foreign operations. We have elected to designate those hedges for special hedge accounting treatment as net investment hedges. The derivatives are held at fair value on the balance sheet, with the effective portion of the hedge, including the time value of holding the investment, accounted for as an offset to the foreign currency translation effects accounted for as adjustments to Accumulative Other Comprehensive Income. We recorded $(212,165) and $20,615 in Accumulated Other Comprehensive Income (Loss) in fiscal 2009 and 2008, respectively as a result of the change in fair value of these instruments. We did not enter into any hedges prior to fiscal 2008. There were no material amounts of ineffectiveness recorded during either fiscal 2009 or fiscal 2008. No derivative contracts were in place at December 31, 2009. As of December 31, 2008 we held derivative contracts to buy Canadian Dollars at fixed strike prices with a notional value of $4,180,000 United States Dollars.

We have used foreign exchange put option contracts to hedge our net investment in our Canadian subsidiary from changes in Canadian Dollar exchange rate movements. These foreign exchange option contracts, carried at fair value, usually have a maturity of 12 months or less.

We documented all hedging relationships at the inception of the hedge and have ensured that hedges are highly effective in offsetting changes in the value of net investment of its foreign subsidiaries. We record all changes in the value of these net investment hedges in Accumulated Other Comprehensive Income unless and until such time that there is a substantial liquidation of the subsidiary, when the amounts recorded in Accumulated Other Comprehensive Income would be recognized currently in income.

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

11.    Earnings (loss) per Share. Basic earnings (loss) per share for any period are computed using the weighted average number of common shares outstanding during that period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 452,000 shares in 2009 were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the year, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would be anti-dilutive. Options to purchase 597,333 shares in 2008 were excluded from the computation of diluted earnings per share because the Company incurred a loss for 2008 and the inclusion of the shares would have been anti-dilutive. Options to purchase 278,000 shares in 2007 were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during that year.

12.    Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following table summarizes the fair value measurements (in thousands of dollars), of our financial assets (cash, cash equivalents and a derivative instrument that we purchased to hedge our foreign currency risk in Canada):

	At December 31, 2009
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Derivative Asset	$—	$—	$—
Cash and Cash Equivalents	$5,561	$5,561	$—

	At December 31, 2008
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Derivative Asset	$286	$—	$286
Cash and Cash Equivalents	$1,860	$1,860	$—

We use the income approach to value derivatives, using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rate and credit risk. We have used mid market pricing as a practical expedient for fair value measurements. Key inputs for currency derivatives are the spot rate, option strike, interest rates, volatilities, and credit derivative markets. The spot rate for each currency is the same spot rate used for all balance sheet translations at the measurement date and sourced from the Wall Street Journal. Six month credit default swap spreads identified per counterparty at month end in Bloomberg are used to discount derivative assets all of which have tenors less than 12 months. When applicable, we discount derivative liabilities to reflect the potential credit risk to counterparties and have used the spread over LIBOR on the most recent corporate borrowing rate.

13.    Accounts Receivable and the Allowance for Doubtful Accounts. The majority of our accounts receivable are due from RV and boat dealers, supply stores and service centers. Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses that would result from the inability of customers to make required payments on their accounts. We regularly evaluate the adequacy of the allowance for doubtful accounts. We estimate potential losses on our accounts receivable on the basis of the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, adversely affecting their ability to make payments, we would make additional provisions to increase the allowance for doubtful accounts.

14.    Stock Based Compensation. The Company accounts for stock based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The warranty period is 24 months following the sale of the product to a retail customer. Accordingly, we maintained a warranty reserve for these products of $358,000 and $418,000 at December 31, 2009 and 2008, respectively. The actual amounts that we may become obligated to pay with respect to warranty claims on these products may differ from the amounts that were set aside in those reserves, because the reserves have been established on the basis not only of experience, but also on estimates that we have made regarding expected warranty returns and costs in the future and actual warranty experience may differ from those estimates.

We do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

16.    Recent Accounting Pronouncements. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2009, that we believe are of significance, or potential significance to the Company based upon current operations.

In June 2009, the FASB established the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. It also explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. We adopted this Codification in the three months ended September 30, 2009. Adoption of this Codification has not had a material effect on our financial condition, results of operations or cash f lows.

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

In June 2009, the FASB issued new guidance which provides for the elimination of the concept of qualifying special purpose entities. It also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has (i) the power to direct the activities of the variable interest entity, (ii) the right to receive benefits from that entity and (iii) the obligation to absorb any losses incurred by such an entity. Additionally, the guidance requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity. The guidance became effective for the Company on January 1, 2010. We do not expect the adoption of this guidance to have a material effect on our financial condition, results of operation or cash flows.

Effective April 1, 2009, we adopted the FASB’s guidance on subsequent events. That guidance is intended to establish general standards of accounting for, and disclosure of, material events that occur after the balance sheet date but before financial statements are issued.

In October 2009, the FASB amended its rules regarding the accounting for multiple element revenue arrangements. The objective of the amendment is to allow vendors to account for revenue for different deliverables separately as opposed to part of a combined unit when those deliverables are provided at different times. Specifically, this amendment addresses how to separate deliverables and simplifies the process of allocating revenue to the different deliverables when more than one deliverable exists. The new rules are effective for us beginning January 1, 2011. We are in the process of evaluating the impact that this amendment will have on our Consolidated Financial Statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, we adopted the applicable sections of the FASB’s guidance on earnings per share that addresses whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. We do not believe that the adoption of these applicable sections will have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued new guidance for improving disclosures about Fair Value Measurements. This guidance requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring the presentation, on a gross basis, of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. This guidance also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and will be effective for the Company on March 31, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and will be effective for the Company on March 31, 2010.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2009	2008
	(In thousands)
Warehouse equipment	$5,530	$5,441
Office equipment	6,019	5,971
Leasehold improvements	1,657	1,570
Automobiles	252	209

	13,458	13,191
Less accumulated depreciation and amortization	(11,266)	(10,406)

	$2,192	$2,785

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2009	2008
	(In thousands)
Secured notes payable to bank due July 10, 2011	$9,637	$16,966
Capital lease obligations	112	247

	9,749	17,213
Current portion	112	135

	$9,637	$17,078

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which are collateralized by substantially all of our assets. The maturity date of the revolving credit facility is July 10, 2011. The credit line agreement permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 80% of the value of our eligible accounts receivable and 50% of the value of our eligible inventory. Interest is payable at the bank’s prime rate (3.25% at December 31, 2008) plus 2.25% or, at the Company’s option but subject to certain limitations, borrowings will bear interest at the bank’s LIBOR rate (.23125% at December 31, 2009) plus 4%.

The credit line agreement with the bank contains certain financial covenants, including a quarterly pre-tax income covenant through March 2010 and a fixed charges covenant beginning June 2010. That agreement also prohibits us from paying cash dividends or repurchasing our shares without the prior approval of the bank lender.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE D: COMMITMENTS

Operating Leases. We lease our corporate offices, warehouse facilities, and some of our office equipment. These leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next twelve years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2009, in thousands of dollars, are as follows:

Year Ending December 31,
2010	$4,564
2011	3,853
2012	2,675
2013	2,380
2014	2,050
Thereafter	5,273

$20,795

Rent expense charged to operations amounted to $4,519,000 in 2009, $4,492,000 in 2008, and $4,445,000 in 2007.

Legal Proceedings. The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business, including product liability and personal injury and intellectual property litigation. While the outcome of currently pending litigation is not yet determinable, based on the information currently available to us, we do not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE E: STOCK OPTIONS AND STOCK PURCHASE PLANS

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units, to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of our common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our previously approved stock incentive plans. At the same time, those 41,500 shares ceased to be issuable under those plans. Options to purchase a total of 196,000 shares of our common stock granted under the 2008 plan were outstanding at December 31, 2009.

Options to purchase 511,667 shares of our common stock granted under previous plans were outstanding December 31, 2009. The 2008 Plan provides that if any of those options expire or are terminated, rather than being exercised, the shares that had been issuable under those options will thereupon become available for the grant of equity incentives under the 2008 Plan.

The fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Year Ended December 31,
	2009	2008	2007
Stock Option Plans:
Expected volatility	57.0%	42.0%	46.0%
Risk free interest rates	1.76%	2.6%	4.5%
Expected dividend yields	N/A	5.4%	3.6%
Expected lives	3 years	3 years	4 years
Stock Purchase Plan(1)
Expected volatility	N/A	N/A	40.0%
Risk free interest rates	N/A	N/A	4.9%
Expected dividend yields	N/A	N/A	3.6%
Expected lives	N/A	N/A	1 year

(1)	As noted above, the Stock Purchase Plan expired in 2007, and, therefore, no stock based compensation awards were granted under the Plan in 2008 or 2009.

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

The following table summarizes stock option activity during the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	597,333	$6.26
Granted	193,000	1.14
Exercised	—	—
Forfeited	(82,666)	5.13
Outstanding at December 31, 2009	707,667	4.99	4.0 years	$1,031,000
Exercisable at December 31, 2009	339,167	6.08	3.7 years	$620,000

	Year Ended December 31, 2008
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	488,333	$6.51
Granted	113,000	5.05
Exercised	—	3.13
Forfeited	(4,000)	—
Outstanding at December 31, 2008	597,333	$6.26	4.4 years	$800
Exercisable at December 31, 2008	237,833	$5.27	4.2 years	$800

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2009 or 2008, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2009 or 2008, respectively. There were no options exercised during 2009 or 2008.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant-date values of options granted during the years ended December 31, 2009 and 2008 were $0.64 and $1.33, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2007 and changes during the years ended December 31, 2009 and 2008 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	359,500	$2.11
Granted	193,000	0.63
Vested	(159,650)	2.02
Forfeited	(24,350)	1.99

Nonvested at December 31, 2009	368,500	1.38

	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	354,500	$2.44
Granted	113,000	1.33
Vested	(108,000)	2.37
Forfeited	—	—

Nonvested at December 31, 2008	359,500	2.11

As of December 31 2009 and 2008, there was $289,700 and $407,300, respectively, of total unrecognized compensation cost related to nonvested options granted under the Company’s option plans. At December 31, 2009 and 2008, those costs were expected to be recognized over a weighted average period of 1.3 years and 1.6 years, respectively.

A summary of the Company’s stock option plans is presented below:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	597,333	$6.26	488,333	$6.51	437,333	$5.16
Granted	193,000	1.14	113,000	5.05	158,000	8.16
Exercised	—	—	(4,000)	(3.13)	(93,000)	(3.19)
Forfeited	(82,666)	$(5.13)	—	$—	(14,000)	$(5.06)

Outstanding at end of year	707,667	$4.99	597,333	$6.26	488,333	$6.51

Exercisable at end of year	339,167	$6.08	237,833	$5.27	133,833	$4.35

Weighted average fair value per option granted	$0.64		$1.33		$2.57

The following information applies to options outstanding at December 31, 2009:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $3.50	263,667	$1.56	3	75,667	$2.58
$4.75 – $9.80	444,000	$7.03	4	263,500	$7.09

$0.63 – $9.80	707,667	$4.99	4	339,167	$6.08

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, a total of 682,621 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

NOTE F: EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their account. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company made no contributions to the plan in 2007, 2008 or 2009.

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2009	2008	2007
	(In thousands)
Sales to external customers
United States	$78,345	$95,788	$121,889
Canada	24,856	36,449	42,404
Other	—	—	—
Operating income
United States	$(198)	$(3,116)	$(366)
Canada	1,037	978	3,012
Other	56	191	4
Identifiable assets
United States	$33,163	$42,258	$54,993
Canada	11,403	9,784	13,463
Other	906	417	851

NOTE H: INCOME TAXES

Pretax income for the years ending December 31, 2009, 2008 and 2007 was taxed under the following jurisdictions:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Domestic	$(691)	$(4,222)	$(1,969)
Foreign	895	1,005	2,544

	$204	$(3,217)	$575

The provision for income taxes is summarized as follows for the year ended December 31:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Current:
Federal	$(1)	$(726)	$(519)
State	85	(111)	42
Foreign	317	318	980

	401	(519)	503

Deferred:
Federal	$(231)	$(517)	$(73)
State	(43)	(422)	13
Foreign	(22)	80	(83)

	$(296)	$(859)	$(143)

	$105	$(1,378)	$360

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2009	2008
	(In thousands)
Deferred tax assets
Inventory	$1,358	$1,507
Bad debt provision	208	402
Property, plant and equipment	54	50
Deferred credits	1,245	1,280
Loss carryforwards	908	729
Rent	176	179
Other	238	280

Gross deferred tax assets	4,187	4,427
Less valuation allowance	(1,161)	(1,166)

	$3,026	$3,261

Deferred tax liabilities
Investment in affiliates	$(10)	$(20)
Property, plant and equipment	(139)	(157)
Unremitted earnings of foreign affiliates	(78)	(70)

Gross deferred tax liabilities	(227)	(247)

Net deferred tax assets(1)	$2,799	$3,014

(1)	Of the total deferred tax assets, $1,908,000 and $2,301,000 in 2009 and 2008, respectively, is included in current assets and $891,000 and $713,000 in 2009 and 2008, respectively, of long term deferred income taxes is included in other long term assets.

A reconciliation between actual tax expense for the year and expected tax expense is as follows:

	2009	2008	2007
	(In thousands)
Earnings before income taxes	$204	$(3,217)	$575

Expected income tax expense at 34%	$69	$(1,094)	$196
Difference in rates on earnings of foreign operations	(19)	63	55
Stock based compensation and other nondeductible expenses	95	173	172
State taxes and credits (net of federal benefit)	(5)	(1,571)	(41)
Change in valuation allowance	(5)	1,100	—
Unremitted earnings of foreign subsidiaries	8	(3)	12
Exclusion of earnings of foreign affiliates	(58)	(38)	(49)
Other	20	(8)	15

Income tax provision	$105	$(1,378)	$360

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

The total of the operating loss carryforwards available for federal and state income tax purposes at December 31, 2009 were $1,605,000 and $4,625,000, respectively. The earliest carryforwards begin to expire in 2012. At December 31, 2009, foreign tax credit carryforwards available for federal income tax purposes totaled $66,000, which expire in 2015. State targeted tax area credit carryforwards of $1,245,000 are available with no expiration dates.

It is our policy to classify interest and penalties as a component of tax expense. At December, 31, 2009 we had $241,000 of unrecognized tax benefits of which $33,000 impacted the effective tax rate. Interest and penalties were $90,000 as of December 31, 2009, of which $75,000 was included in the balance sheet and $15,000 was included as an expense in the current year income statement as unrecognized tax benefits.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company or one of its subsidiaries files income tax returns in the US federal jurisdiction, various states, and foreign jurisdictions. With few exceptions, we are no longer subject to tax examinations by taxing authorities for years before 2004. We do not anticipate total unrecognized tax benefits will change significantly during the year ending December 31, 2010 due to the expiration of statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):	2009	2008
Balance as of January 1,	$208	$179
Additions for tax positions related to the current year	33	29
Additions for tax positions related to prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance as of December 31,	$241	$208

NOTE I: EARNINGS PER SHARE

We calculate basic earnings per share (EPS) of common stock by dividing the Company’s net income by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Set forth below are the computations for basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Numerator:
Net earnings (loss)	$99	$(1,839)	$215

Denominator:
Weighted average shares outstanding	4,449	4,446	4,429
Dilutive effect of stock options	45	—	97

Denominator for diluted earnings (loss) per share	4,494	4,446	4,526

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2009	2008
	(In thousands)
Payroll and related benefits	$524	$704
Rent	489	483
Income and other taxes	707	373
Other	1,429	1,909

	$3,149	$3,469

NOTE K: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase air conditioners from Airxcel, Inc. (“Airxcel”). Those purchases accounted for approximately 18%, 15%, and 10% of our total product purchases in 2009, 2008, and 2007, respectively. We purchase towing products from Thule Towing Systems, LLC. (“Thule”), formerly known as Valley Industries, Inc. Those purchases amounted to 5%, 6% and 6% of our total product purchases in 2009, 2008, and 2007, respectively. We purchase generators from WUXI Kipor Power Co. Ltd. These purchases accounted for 6% of our total product purchases in each of 2008 and 2007.

Concentration of Credit Risk. We maintain bank accounts with high quality financial institutions to minimize credit risk. However, our deposit balances may periodically exceed federal deposit insurance limits.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE L: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Unaudited)
Revenues	$23,198	$33,138	$29,596	$17,269
Gross profit	4,323	6,628	6,132	2,364
Net earnings (loss)	(888)	1,162	902	(1,077)
Net earnings (loss) per share — diluted	(0.20)	0.26	0.20	(0.24)

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Unaudited)
Revenues	$39,468	$41,217	$34,683	$16,869
Gross profit	7,912	8,826	6,197	1,677
Net earnings (loss)	(850)	1,561	(290)	(2,260)
Net earnings (loss) per share — diluted	(0.19)	0.35	(0.07)	(0.51)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2007, 2008 and 2009

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2007	$1,376,000	$499,556	$371,556	$1,504,000
Year Ended December 31, 2008	$1,504,000	$601,506	$706,506	$1,399,000
Year Ended December 31, 2009	$1,399,000	$—	$659,000	$740,000

Description	Balance at Beginning of Period	Additions	Deduction	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2007	$2,760,000	$236,000	$426,000	$2,570,000
Year Ended December 31, 2008	$2,570,000	$130,000	$359,000	$2,341,000
Year Ended December 31, 2009	$2,341,000	$—	$545,000	$1,796,000

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2007	$66,000	$—	$—	$66,000
Year Ended December 31, 2008	$66,000	$1,100,000	$—	$1,166,000
Year Ended December 31, 2009	$1,166,000	$—	$5,000	$1,161,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedure

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2009, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment and Determination

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Company’s Board of Directors.

Based on this assessment, management determined that The Coast Distribution System, Inc. maintained effective internal control over financial reporting as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2010 for the Company’s 2010 Annual Stockholders’ Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2010 for the Company’s 2010 Annual Stockholders’ Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2010 for the Company’s 2010 Annual Stockholders’ Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2009:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option and incentive plans	707,667	$4.99	223,166
Equity compensation plans not approved by stockholders	—	—	—

	707,667	$4.99	223,166

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2010 for the Company’s 2010 Annual Stockholders’ Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2010 for the Company’s 2010 Annual Stockholders’ Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 28 of this Report.

(2)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts is set forth at Page 46 of this Report. All other schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits. See Index to Exhibits, elsewhere in this Report, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 31, 2010	By:	/s/ JAMES MUSBACH
James Musbach
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature to this Report appears below hereby appoints Thomas R. McGuire, James Musbach and Sandra A. Knell, and each of them, individually, to act severally as attorneys-in-fact and agents, with full power of substitution and resubstitution, for each of them, to sign on his or her behalf, individually and in the capacities stated below, and to file any and all amendments to this Annual Report, which amendment or amendments may make changes and additions as such attorneys-in-fact may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES MUSBACH James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ THOMAS R. MCGUIRE Thomas R. Mcguire	Executive Chairman and Chairman of the Board of Directors	March 31, 2010

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2010

/s/ JOHN W. CASEY John W. Casey	Director	March 31, 2010

/s/ LEONARD P. DANNA Leonard P. Danna	Director	March 31, 2010

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	March 31, 2010

/s/ ROBERT S. THROOP Robert S. Throop	Director	March 31, 2010

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.44	The Company’s 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Third Amended & Restated Loan and Security Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1