Form 10-K/A
period 2009-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2010-04-30
CIK 728303

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

As of April 21, 2010, a total of 4,650,331 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2010 The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 10-K”) with the Securities Exchange Commission (the “SEC”). This Amendment No. 1 is being filed solely to add, into Part III of the 2009 10-K, the information that was to have been incorporated by reference therein from the Company’s proxy statement for its 2010 Annual Meeting of Stockholders.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

This Amendment No. 1 does not (i) reflect or discuss any events that may have occurred during the period that began on April 1, 2010 and will end on the date of the filing of this Amendment No. 1 on Form 10-K/A with the SEC and (ii) modify or update any disclosures in the originally filed 2009 10-K that may have been affected by any such subsequent events.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

ii

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

Name	Age	Position	Director Since	Current Term Expires
Class I Directors:
Robert S. Throop	72	Director	1995	2010
Leonard P. Danna	57	Director	2003	2010
Class II Directors:
John W. Casey	68	Director	1998	2011
James Musbach	60	President, Chief Executive Officer and Director	2007	2011
Class III Directors:
Thomas R. McGuire	66	Executive Chairman and Chairman of the Board	1977	2012
Ben A. Frydman	63	Director	1988	2012

Class I Directors

Robert S. Throop has served as a director of the Company since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc., which is a national distributor of semiconductor and computer products and was, during Mr. Throop’s tenure as its Chairman and CEO, a New York Stock Exchange listed company. Mr. Throop served as a director of the Manitowoc Company, a publicly traded company that is a leading manufacturer of industrial cranes, until he retired from its board in 2007. Mr. Throop also is a director of Azerity, which is a privately owned business. Having been the CEO of a publicly owned national distribution company for many years, Mr. Throop brings to the Board a wealth of knowledge regarding the management and operation and the risks faced by product distribution companies.

Leonard P. Danna has served as a director of the Company and Chairman of the Audit Committee of the Board of Directors since November 2003. Mr. Danna is, and since April 1999 has been, an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999, Mr. Danna was an audit partner with Grant Thornton LLP. As a result of his accounting experience, Mr. Danna is familiar with financial reporting requirements applicable to and financial issues faced by publicly traded companies, making him an effective member of Audit Committee, of which he is the Chairman.

Class II Directors

John W. Casey has served as a director of the Company since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including in recreational vehicles (“RVs”) and soft drink dispensing machines. Mr. Casey also serves as a trustee of the Deschutes Land Trust. Having been the CEO of Shurflo, which is a supplier of products to the RV manufacturers and distributors, Mr. Casey brings to the Board considerable knowledge regarding the RV market generally and also the perspective of an aftermarket product manufacturer and supplier to the RV industry, which is valuable to the Board and management due to the Company’s reliance on such manufacturers and suppliers for the products it sells.

James Musbach is and since April 2008 has been the Chief Executive Officer of the Company. From September 2006 until his promotion to CEO in 2008, Mr. Musbach was the Company’s President and Chief Operating Officer and since November 2007 has been a member of the Board of Directors. From 1995 until 2004, Mr. Musbach was Executive Vice President of Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems and, while at Raytek Mr. Musbach also served as General Manager of Raytek’s Portable Products Division and, in that capacity, directed that Division’s global operations. Prior to joining Raytek, Mr. Musbach held various executive positions, including Executive Vice President and General Manager and Vice President of Sales and Marketing, with Import Parts America, a North America automotive aftermarket importer and distributor with relationships in Asia and Europe. As a result, Mr. Musbach has extensive experience and knowledge about managing and growing businesses, managing foreign business relationships and developing and implementing product marketing and distribution programs. Such knowledge and experience already have been and will continue to be of considerable importance to the Company in implementing and expanding its proprietary products strategy and its initiative to sell products not only into the RV and boating markets, but also other markets, such as the outdoor power equipment market.

Class III Directors

Thomas R. McGuire is a founder of the Company and has been Chairman of the Board of the Company since its inception in 1977. Mr. McGuire also served as the Company’s Chief Executive Officer from 1977 until April 2008, when he relinquished that position upon Mr. Musbach’s promotion to CEO. Mr. McGuire retains the position of Executive Chairman of the Company and continues as Chairman of the Board of Directors. Having been the Company’s founder and CEO, and having been the principal architect of its growth strategies, Mr. McGuire brings a wealth of knowledge to the Board regarding the Company’s operations, markets and growth strategies.

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than the past thirty years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2009 and is providing legal services to the Company in 2010. Mr. Frydman received a Bachelor’s Degree from UCLA in 1968 and graduated with honors with a J.D. Degree from Harvard Law School in 1973. Mr. Frydman has been the Company’s outside counsel since 1983 and, in that capacity, has been an advisor to management and the Board in connection with virtually all of the Company’s major corporate transactions and acquisitions and the implementation of its growth strategy. As a result, he has a keen knowledge of the Company’s business and the management of business risks that the Company encounters in connection with its operations and growth strategies.

Executive Officers of Registrant

Information regarding the Executive Officers of the Registrant is set forth in Part I of this Report.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

THE BOARD OF DIRECTORS

Role of the Board of Directors. In accordance with Delaware law and our Bylaws, the Board of Directors oversees the management of the business and affairs of the Company. The members of the Board keep informed about our business through discussions with management of the Company, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and in Board committee meetings.

Our Board members are encouraged to prepare for and to attend all meetings of the Board and the Board committees of which they are members and all stockholder meetings. During the fiscal year ended December 31, 2009, the Board of Directors of the Company held a total of six meetings and all of the directors attended at least 80% of the total of those meetings and the meetings of the Board committees on which they served during 2009. All of our directors also attended the 2009 Annual Meeting of Stockholders.

Committees of the Board of Directors

The Board has two standing committees: an Audit Committee and a Compensation Committee. Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2007 is set forth below. The Board of Directors, as a whole, functions as the Board Nominating Committee.

Audit Committee and Financial Experts. The members of the Audit Committee are Leonard P. Danna, its Chairman, and Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the AMEX listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Our Board of Directors also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the Securities and Exchange Commission (the “SEC”). The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can obtain a copy of that charter at our Internet website at www.coastdistribution.com. To ensure independence, the Audit Committee meets separately with our outside auditors and members of management, respectively. The Audit Committee held a total of four meetings during fiscal 2009.

Compensation Committee. The members of the Compensation Committee are John W. Casey, who serves as the Committee’s Chairman, and Robert S. Throop and Leonard P. Danna, each of whom is an independent director (as defined in the AMEX listed company rules). The Compensation Committee (i) sets the salaries of the Company’s executive officers, (ii) adopts incentive compensation and other benefit plans for our executive officers, and sets the performance targets and determines the incentive compensation awards under management bonus programs; and (iii) administers the Company’s stock incentive plans and makes determinations with respect to the granting and terms of stock options and restricted shares granted under those plans. The Compensation Committee operates under a charter that sets forth the role and responsibilities of the Committee. A copy of that charter, which complies with applicable AMEX listed company rules, is accessible at our website at www.coastdistribution.com. The Compensation Committee held two meetings during fiscal 2009.

Nominating Committee. The Board of Directors has decided that the full Board should perform the functions of a nominating committee for the Company. It made that decision because the Board believes that selecting new Board nominees is one of the most important responsibilities the Board members have to our stockholders and, for that reason, all of the members of the Board should have the right and responsibility to participate in the selection process. Additionally, each of the Board members, other than Messrs. McGuire and Musbach, is an “independent director” within the meaning of the AMEX listed company rules that are applicable to membership on Board Nominating Committees and Mr. McGuire is the largest stockholder of the Company and Mr. Musbach is the Company’s CEO and, in the opinion of the independent directors, they should have a role in the deliberations of the Board relating to the selection of directors. The Board has decided, however, that actions of the Board, in its role as Nominating Committee, can be taken only with the affirmative vote of a majority of the independent directors on the Board.

The Board’s primary responsibility, when acting as Nominating Committee, is to identify and screen new candidates for Board membership. Our Board of Directors has adopted a charter setting forth the responsibilities of the Board when acting as Nominating Committee. A copy of that charter, which complies with applicable AMEX listed company rules, is accessible at our website at www.coastdistribution.com. The Board held one meeting during 2009 in its role as Nominating Committee.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Directors believe that sound governance policies and practices provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. In May 2004, our Board adopted the following governance guidelines, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the requirements under the AMEX listed company rules and the Sarbanes-Oxley Act of 2002. Some of the principal subjects covered by those guidelines include:

•

Director Qualifications. Candidates for election to the Board will be evaluated on the basis of each candidate’s independence and freedom from conflicts of interest, experience, knowledge, skills, expertise, integrity, ability to make independent analytical inquiries; his or her understanding of our business and the business environment in which we operate; and his or her ability and willingness to devote adequate time and effort to Board responsibilities.

•

Independence and Responsibilities of Directors. A majority of the Directors, but in no event less than three directors, will be independent directors (as defined in the AMEX listed company rules). Additionally, Directors are expected to act in the best interests of all stockholders; develop and maintain a sound understanding of our business and the industry in which we operate; prepare for and attend Board and Board committee meetings; and provide active, objective and constructive participation at those meetings.

•

Director Access to Management. Directors are to be permitted access to members of management and members of management are to provide Board presentations regarding the functional areas of our business for which they are responsible.

•

Adequate Funding for the Board and its Committees. The Company will provide the funding necessary to enable the Board of Directors and each of its committees to retain independent advisors as the Board, or such committees acting independently of the Board, deem to be necessary or appropriate.

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

•

Executive Sessions Without Management. The independent directors of the Board will hold separate sessions, outside the presence of management, to consider and evaluate the performance of the Company and its management and such other matters as they deem appropriate. In addition, the Audit Committee shall meet separately with the Company’s outside auditors.

Director Independence and Diversity

As discussed above, Coast’s corporate governance guidelines require that the Board be comprised of at least a majority of independent directors. For a director to be considered independent, the Board must affirmatively determine that he does not have any direct or indirect material relationship with Coast that, in the opinion of the Board, would interfere with the exercise of that director’s independent judgment in carrying out his responsibilities as a director. A director will not be deemed to be an independent director if, within the preceding three years:

•	The director was employed by Coast;

•	An immediate family member of the director was employed as an executive officer of Coast;

•

The director was employed by or affiliated with, or an immediate family member of the director was employed in a professional capacity by or affiliated with, Coast’s independent registered public accounting firm;

•

A present Coast executive officer was on the compensation committee of the board of directors of a company that concurrently employed the Coast director, or an immediate family member of the director, as an executive officer;

•

The director, or an immediate family member of the director, received more than $60,000 in direct compensation from Coast during any 12 month period within the preceding three years, other than director and committee fees and any deferred compensation for prior service (provided such deferred compensation is not contingent in any way on continued service with the Company); or

•

The director, or an immediate family member of the director, is a partner, executive officer, or controlling stockholder of another company or professional entity (including any law firm or investment banking firm) to which Coast made, or from which Coast received, payments for property or services in the current or any of the past three fiscal years that exceeded the greater of (i) 5% of consolidated gross revenues of that company or professional entity for that year, or (ii) $200,000.

On the basis of the above criteria, the Board has determined that four of the Company’s six directors are independent, including Mr. Frydman. As Messrs. McGuire and Musbach are executive officers of the Company, they are not deemed to be independent directors under the criteria set forth above. In determining that Mr. Frydman is independent, the other independent directors considered the fact that Mr. Frydman is a stockholder in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during the past three years and is providing legal services to Coast in 2010. However, on the basis of the criteria set forth above and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that his relationship did not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of Coast Distribution.

The Board of Directors believes that differences in experience, knowledge, skills and viewpoints enhance the Board of Directors’ performance. Accordingly, in its capacity as the Nominating Committee, the Board considers such diversity in selecting, evaluating and recommending proposed Board nominees. However, the Board of Directors has not implemented a formal policy with respect to the consideration of diversity for the composition of the Board of Directors.

Code of Business Conduct

We have adopted a Code of Business Conduct for our officers and employees that has been approved by the Board of Directors. The Code sets forth specific ethical policies and principles that apply to our Chief Executive Officer, Executive Chairman, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct is posted on our Internet website at www.coastdistribution.com. We also intend to disclose, on that website, any amendments to the Code and any waivers of its requirements that may be granted to our Chief Executive Officer, Executive Chairman or Chief Financial Officer. To date, no such waivers have been granted.

Communications with the Board

Stockholders and other parties interested in communicating with the non-management directors as a group may do so by writing to the Corporate Secretary, The Coast Distribution System, Inc., 350 Woodview Avenue, Morgan Hill, California 95037. The Corporate Secretary will review and forward to the appropriate member or members of the Board copies of all such correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or its committees or that she otherwise determines requires their attention. Concerns relating to accounting, internal controls or auditing matters will be brought promptly to the attention of the Chairman of the Audit Committee and will be handled in accordance with procedures established by that Committee.

The Audit Committee also has established a “financial integrity hotline” for (i) Company employees and others to be able to communicate, anonymously, to the Audit Committee any concerns or issues they may have regarding accounting or auditing matters and (ii) for the receipt, retention and treatment of those communications and any complaints received with respect to such matters.

Nomination of Directors

In identifying candidates for membership on the Board, the directors will seek recommendations from existing Board members and executive officers. In addition, the Board will consider any candidates that may be recommended by any of the Company’s stockholders who make those recommendations in accordance with the procedures described below. The Board also has the authority to engage an executive search firm and other advisors as it deems appropriate to assist it in identifying qualified Board candidates.

In assessing and selecting new candidates for Board membership, the Board of Directors will consider such factors, among others, as the candidate’s independence and freedom from conflicts of interest, experience, knowledge, skills and expertise, as demonstrated by past employment and board experience and the candidate’s reputation for integrity. When selecting a nominee from among candidates considered by the Board, it will conduct background inquiries of and interviews with the candidates the Board members believe are best qualified to serve as directors of the Company. The Board members will consider a number of factors in making their selection of a nominee from among those candidates, including, among others, whether the candidate has the ability, willingness and enthusiasm to devote the time and effort required of members of the Board; the candidate’s independence, including whether the candidate has any conflicts of interest or commitments that would interfere with the candidate’s ability to fulfill the responsibilities of a director; whether the candidate’s skills and experience would add to the overall competencies of the Board; and whether the candidate has any special background or experience relevant to the Company’s business.

Stockholder Recommendation of Board Candidates. Any stockholder desiring to submit a recommendation for consideration by the Board of a candidate that the stockholder believes is qualified to be a Board nominee at any annual stockholders meeting may do so by submitting that recommendation in writing to the Board not later 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. However, if the date of an annual meeting has been changed by more than 30 days from the anniversary date of the prior year’s annual meeting, the recommendation must be received within a reasonable time before the Company begins to print and mail its proxy materials for that annual meeting. In addition, the recommendation should be accompanied by the following information: (i) the name and address of the nominating stockholder and the person that the nominating stockholder is recommending for consideration as a candidate for Board membership; (ii) the number of shares of voting stock of the Company that are owned by the nominating stockholder, his or her recommended candidate and any other stockholders known by the nominating stockholder to be supporting the nomination of that candidate; (iii) a description of any arrangements or understandings that relate to the election of directors of the Company, between the nominating stockholder, or any person that (directly or indirectly through one or more intermediaries) controls, or is controlled by, or is under common control with, such stockholder, on the one hand, and the person that the nominating stockholder is recommending for election to the Board or any other person or persons (naming each such person), on the other hand; (iv) such other information regarding the recommended candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; and (v) the written consent of the recommended candidate to be named as a nominee and, if nominated and elected, to serve as a director.

Stockholder Nominations. Our Bylaws provide that any stockholder also may nominate, at any annual meeting of stockholders, one or more candidates for election to the Board of Directors, by giving the Company written notice (addressed to the Secretary of the Company at the Company’s principal offices) of such stockholder’s intention to do so not later than 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. Such notice must be accompanied by the same information, described in the immediately preceding paragraph, regarding such candidate or candidates to be nominated for election to the Board and the nominating stockholder and the written consent of each such candidate to be named as a nominee and, if nominated and elected, to serve as a director. Any stockholder nomination at any annual meeting that does not comply with these Bylaw requirements will be ineffective and disregarded.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 , as amended (the “Exchange Act”), requires each of our directors and executive officers, and any person who may own more than 10% of our common stock (a “10% Stockholder”), to file reports with the SEC containing information regarding such person’s ownership and changes in ownership of our shares of Common Stock and of options to purchase shares of our Common Stock. Our directors and executive officers and 10% Stockholders are required by SEC regulations to furnish us with copies of all forms that each has filed pursuant to Section 16(a) of the Exchange Act.

Based solely on a review of the copies of such reports furnished to us during 2009 or written representations that no reports were required to be filed pursuant to Section 16(a) of the Exchange Act, to our knowledge all of our executive officers and directors and any 10% Stockholders complied with all Section 16(a) filing requirements in 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2009 and 2008 by the Company’s Chief Executive Officer, and the next two highest paid executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2009 exceeded $100,000 (collectively, the “NEOs” or “Named Executive Officers”):

Name and Principal Position	Year	Salary	Option Awards(4)	Non-Equity Incentive Compensation(5)	All Other Compensation(6)	Total
James Musbach(1)	2009	$231,250	$67,040	$—	$6,095	$304,385
President, CEO and Chief Operating Officer	2008	250,000	40,800	—	5,980	296,780

Thomas R. McGuire(2)	2009	$231,250	$28,510	$—	$6,095	$265,855
Executive Chairman	2008	330,770	22,780	—	5,980	359,530

Sandra A. Knell(3)	2009	$190,550	$22,810	$—	$—	$213,360
EVP and Chief Financial Officer	2008	201,340	21,560	—	—	222,900

(1)	Effective April 7, 2008, Mr. Musbach was promoted to the position of CEO. Although, as a result of that promotion, the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000, Mr. Musbach declined to accept that increase as his contribution to a Company cost reduction program. Mr. Musbach voluntarily reduced his annual base salary by 10%, effective February 1, 2009, in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. As a result, Mr. Musbach’s annual base salary is now, and since February 1, 2009 has been, $225,000. See “Narrative to Summary Compensation Table” below.

(2)	Effective April 7, 2008, Mr. McGuire was appointed as Executive Chairman, a full time management position with the Company, and relinquished his position as Company CEO in conjunction with the promotion of Mr. Musbach as CEO in furtherance of the Board’s management succession plan. There was no change made to Mr. McGuire’s compensation in connection with that change in his position. However, effective June 1, 2008, Mr. McGuire voluntarily reduced his annual base salary by $50,000, from $360,000 to $310,000, and effective December 1, 2008, he voluntarily reduced his annual base salary further, by $60,000, to $250,000 as his contributions to a Company cost reduction program. Like the other Named Executive Officers, Mr. McGuire voluntarily reduced his annual base salary by another 10%, effective as of February 1, 2009 and, as a result, Mr. McGuire’s annual base salary is now, and since February 1 2009 has been, $225,000. See “Narrative to Summary Compensation Table” below.

(3)	Like the other NEOs, Ms. Knell voluntarily reduced her annual base salary by 10%, effective as of February 1, 2009, to $185,000, in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. See “Narrative to Summary Compensation Table” below.

(4)	Amounts in this column represent the fair values of stock options at their respective grant dates in accordance with FASB ASC 718. The fair values of options were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of our common stock. For additional information regarding the valuation methodology and the assumptions used in the estimation, please see Note E, “STOCK OPTIONS AND STOCK PURCHASE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(5)	None of the NEOs received any non-equity incentive compensation awards for 2009 or 2008. See “Narrative to Summary Compensation Table” below.

(6)	The other compensation received by Messrs. Musbach and McGuire in 2009 and 2008 consisted solely of automobile allowances to reimburse them for the expenses they incurred in using their personal automobiles on Company business.

Narrative to Summary Compensation Table

Annual Base Salaries

Mr. Musbach served as the Company’s President and Chief Operating Officer until April 2008, when he was promoted to Chief Executive Officer. Although the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000 in conjunction with his promotion to CEO, he declined to accept that increase as his contribution to a cost reduction program adopted by the Board in response to the economic recession and credit crisis which were adversely affecting the Company’s results of operations and cash flows (the “Cost Reduction Program”). As a result, Mr. Musbach’s annual base salary in 2008 was $250,000, unchanged from his annual base salary in 2007. Mr. Musbach also voluntarily reduced his annual base salary by 10%, effective as of February 1, 2009, in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. As a result, in 2009 Mr. Musbach received 1 month of salary, calculated on the basis of an annual rate of $250,000, and 11 months of salary, calculated on the basis of an annual rate of $225,000, which is his current annual base salary.

In 2008, Mr. McGuire’s annual base salary was $360,000. However, as his contribution to the Company’s Cost Reduction Program, Mr. McGuire voluntarily reduced his annual base salary on two occasions in 2008: (i) a $50,000 reduction, effective June 1, 2008, bringing his annual base salary from $360,000 to $310,000 and (ii) an additional $60,000 reduction, effective December 1, 2008, bringing his annual base salary from $310,000 to $250,000, which was 30% lower than the amount of his annual base salary at the beginning of 2008. As a result, the salary paid to Mr. McGuire in 2008 totaled approximately $331,000, as compared to $360,000 in 2007. Mr. McGuire’s annual base salary for 2009 reflects a full year of those two salary reductions in 2008 and an additional 10% voluntary reduction that became effective February 1, 2009. As a result, in 2009 Mr. McGuire received 1 month of salary, calculated on the basis of an annual rate of $250,000, and 11 months of salary, calculated on the basis of an annual rate of $225,000, which is his current annual base salary.

Effective September 1, 2008, the Compensation Committee approved an increase of 3% in Ms. Knell’s annual base salary to $206,000 in order (i) to make her annual base salary more competitive with salaries paid to chief financial officers of California-based companies of similar size and capitalization, and (ii) to recognize and reward Ms. Knell for her past service and individual performance as the Company’s Chief Financial Officer. In 2009, however, like the other NEOs, Ms. Knell voluntarily agreed to reduce her annual base salary by 10%, effective February 1, 2009, in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. As a result, in 2009 Ms. Knell received 1 month of salary, calculated on the basis of an annual rate of $206,000, and 11 months of salary, calculated on the basis of an annual rate of $185,000, which is her current annual base salary.

Non-Equity and Equity Compensation.

In 2009, the Compensation Committee decided to grant additional equity incentives, in the form of stock options, to each of the NEOs in lieu of the adoption of a cash incentive compensation program. In the view of the Compensation Committee, the grant of equity incentives was preferable to non-equity compensation awards, because (i) the equity incentives would reward the NEOs for efforts and initiatives that increased the market price of the Company’s shares, thereby better aligning the interests of the NEOs with those of the Company’s stockholders, and (ii) the stock options would vest over a three year period, thereby creating an incentive for the NEOs to remain in the Company’s employ over a multi-year period.

The Compensation Committee did adopt a cash incentive compensation plan for the NEOs for 2008. However, no cash awards were made under that plan to any of the NEOs because the Company did not achieve the 2008 earnings threshold that had to be met for participants to receive bonus awards under that plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options that had been granted to our NEOs and were outstanding as of the end of fiscal year 2009.

		Number of Shares Underlying Unexercised Options at Year-End
Named Executive Officer	Grant Dates	Exercisable	Unexercisable		Option Exercise Price ($)(1)	Option Expiration Date
James Musbach	11/15/2006	37,500	12,500	(2)	$7.99	11/15/2011
	3/08/2007	7,500	7,500	(3)	$8.33	3/08/2012
	3/06/2008	6,666	13,334	(4)	$5.20	3/06/2013
	1/27/2009	—	100,000	(5)	$1.22	1/27/2014

Thomas R. McGuire	1/08/2004	5,000	—		$6.10	1/08/2014
	2/17/2005	3,750	1,250	(6)	$7.29	2/17/2015
	2/28/2006	7,500	2,500	(7)	$7.25	2/28/2011
	3/08/2007	7,500	7,500	(3)	$8.33	3/08/2012
	3/06/2008	6,666	13,334	(4)	$5.20	3/06/2013
	3/26/2009	—	20,000	(8)	$0.90	3/26/2014

Sandra A. Knell	1/08/2004	5,000	—		$6.10	1/08/2014
	2/17/2005	3,750	1,250	(6)	$7.29	2/17/2015
	2/28/2006	7,500	2,500	(7)	$7.25	2/28/2011
	3/08/2007	7,500	7,500	(3)	$8.33	3/08/2012
	3/06/2008	3,333	6,667	(4)	$5.20	3/06/2013
	3/26/2009	—	10,000	(8)	$0.90	3/26/2014

(1)	Represents the closing market price of our common stock on the respective dates of grant.

(2)	These options become exercisable on November 15, 2010.

(3)	Fifty percent of these options became exercisable on March 8, 2010 and the other fifty percent are scheduled to become exercisable on March 8, 2011.

(4)	Fifty percent of these options became exercisable on March 6, 2010 and the other fifty percent are scheduled to become exercisable on March 6, 2011.

(5)	One-third of these options became exercisable on January 27, 2010 and the remainder of these options are scheduled to become exercisable, in two equal installments, on January 27, 2011 and January 27, 2012, respectively.

(6)	These options became exercisable on February 17, 2010.

(7)	These options became exercisable on February 28, 2010.

(8)	One-third of these options became exercisable on March 26, 2010 and the remainder of these options are scheduled to become exercisable, in two equal installments, on March 26, 2011 and March 26, 2012, respectively.

Option Exercises in 2009

None of the NEOs exercised any options during 2009.

Pension Benefits

We have not established or provided pension arrangements or post-retirement health coverage for our NEOs or other employees. Our NEOs, as well as all other full time employees, are eligible to participate in our 401(K) defined contribution plan on a non-discriminatory basis. The Company did not make any matching contributions to the 401(K) plan for 2009.

Nonqualified Deferred Compensation Plans

We have not established any nonqualified deferred compensation programs for our NEOs or any other employees.

Severance and Change of Control Arrangements

We currently do not have employment agreements, severance agreements, change of control agreements or any other form of agreement with our NEOs which provide for the payment of compensation or non-equity awards or the provision of benefits on a termination of employment or as a result of a change of control transaction.

Our stock incentive plans provide that all unvested options or restricted shares, whether held by the NEOs or other employees, will become vested on a change of control of the Company unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options on terms approved by the Compensation Committee.

Director Compensation

Only non-employee directors receive compensation for their service on the Board of Directors and Committees of the Board. In 2009, non-employee directors were entitled to receive a retainer of $8,000 per year and a fee of $2,000 for (i) attendance at each Board of Directors’ meeting, and (ii) each Committee meeting that was held on a date other than a date on which a Board meeting was held. Non-employee directors were reimbursed for their out-of-pocket expenses incurred in attending those meetings.

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

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2009.

Name	Fees Earned or Paid in Cash(1)	Option Awards ($)(2)	All Other Compensation	Total
John W. Casey	$19,500	$3,620	—	$23,120
Leonard P. Danna	$19,500	$3,620	—	$23,120
Ben A. Frydman	$22,500	$3,620	—	$26,120
Robert S. Throop	$26,000	$3,620	—	$29,620

(1)	This column reports the amount of cash compensation received for Board and Committee service in 2009.

(2)	Amounts in this column represent the fair values of stock options granted to each director at the date of grant of the options, determined in accordance with FASB ASC 718. The fair values of options were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of the our common stock. For a additional information regarding the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK OPTIONS AND STOCK PURCHASE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 21, 2010, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and each of the executive officers of the Company, and (ii) all of those directors and officers as a group. As of April 21, 2010, a total of 4,650,331 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Shares Outstanding
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	572,333	(2)	12.2%
Robert E. Robotti(3) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	401,421	(3)	9.0%
JB Capital Partners, L.P. Alan W. Weber 5 Evan Place Armonk, NY 10504	375,100	(4)	8.4%
Dimensional Fund Advisors, LP 1299 Ocean Avenue Santa Monica, CA 90401	362,939	(5)	8.1%
Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900	(6)	5.7%

John W. Casey	39,000	(7)	*
Robert S. Throop	39,000	(7)	*
Ben A. Frydman	27,000	(7)	*
Leonard P. Danna	14,000	(7)	*
James Musbach	219,816	(8)	4.6%
Sandra A. Knell	146,912	(8)	3.1%
Dennis A. Castagnola	120,136	(8)	2.6%
David A. Berger	102,081	(8)	2.2%
All directors and NEOs as a group (9 persons)	1,280,278	(9)	25.7%

*	Less than 1%.

(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person is holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on June 20, 2010. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted in the footnotes below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 51,250 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2010.

(3)	In a report filed by Robert E. Robotti with the SEC on March 28, 2008 (which is the most recent such report filed by Mr. Robotti), of these 401,421 shares of the Company’s common stock, Mr. Robotti shares voting and dispositive power with: (i) Robotti & Company, Incorporated as to 5,000 of these shares; (ii) Robotti & Company, LLC, as to 18,950 of these shares, (iii) Robotti Company Advisors LLC as to 14,750 of these shares; (iv) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investment Company, L.P. as to 241,535 of these shares, and (v) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investments III, as to 101,186 of these shares. Mr. Robotti also reported that he may be deemed to share beneficial ownership with Suzanne Robotti, Mr. Robotti’s wife, as to 20,000 shares, even though the report states that Suzanne Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.

(4)	In a report filed with the SEC, JB Capital Partners, L.P. and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership in the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.

(5)	Dimensional Fund Advisors, LP (“DFA”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. According to a report filed by DFA with the SEC: (i) these 362,939 shares are owned by four investment companies registered under the Investment Company Act of 1940 and certain commingled group trusts and separate accounts, and (ii) in its capacity as investment advisor to those investment companies and investment manager of those trusts and accounts, DFA exercises sole voting and dispositive power over these shares. However, in that report DFA disclaimed beneficial ownership of these shares.

(6)	In a report filed with the SEC, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(7)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2010, as follows: Mr. Casey — 20,000 shares; Mr. Throop — 14,000 shares; Mr. Frydman — 18,000 shares; and Mr. Danna — 14,000 shares.

(8)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2010, as follows: Mr. Musbach — 95,417 shares; Ms. Knell — 41,250 shares; Mr. Castagnola — 41,250 shares; and Mr. Berger — 41,250 shares.

(9)	Includes a total of 336,417 shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2010.

Information Regarding Equity Compensation Plans

The following table provides information as of December 31, 2009 relating to our equity compensation plans:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by stockholders	707,667	$4.99	223,166
Equity compensation plans not approved by stockholders	—	—	—

	707,667	$4.99	223,166

(1)	All of the Company’s equity compensation plans have been approved by our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2009 there were no transactions or any series of similar transactions engaged in by the Company in which any NEO, Director or holder of more than 10% of our common stock, or any member of the immediate family or any affiliates of any of the foregoing persons, had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Burr Pilger Mayer Inc. (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2009 and 2008.

Audit and Other Services Rendered and Related Fees

Audit Services. During fiscal 2009, Burr Pilger rendered audit services to us, which consisted of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30, and September 30, 2009, respectively. During fiscal 2008, Burr Pilger rendered audit services to us consisting of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2008 and reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30, and September 30, 2008. Fees paid for those services totaled $255,200 for 2009 and $248,400 for 2008.

Audit Related Services. During 2009 and 2008 Burr Pilger did not provide any audit related services to us.

Other Services. Burr Pilger did not render any tax or any other services to us in fiscal 2009 or 2008.

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

Dated: April 30, 2010	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

	Signatures	Title	Date

	/s/ JAMES MUSBACH* James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2010

	/s/ THOMAS R. MCGUIRE* Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	April 30, 2010

	/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 30, 2010

	/s/ JOHN W. CASEY* John W. Casey	Director	April 30, 2010

	/s/ LEONARD P. DANNA* Leonard P. Danna	Director	April 30, 2010

	/s/ BEN A. FRYDMAN* Ben A. Frydman	Director	April 30, 2010

	/s/ ROBERT S. THROOP* Robert S. Throop	Director	April 30, 2010

By:	/s/ SANDRA A. KNELL * Sandra A. Knell, Attorney-in-Fact		April 30, 2010

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.44	The Company’s 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Third Amended & Restated Loan and Security Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page (previously filed).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1