Form 10-Q
period 2010-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2010-05-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

4,650,331 shares of Common Stock as of May 5, 2010

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$996	$5,561
Accounts receivable – net of allowances of $1,160 and $740 as of March 31, 2010 and December 31, 2009, respectively	17,930	8,831
Inventories	25,247	22,985
Other current assets	2,610	3,350

Total current assets	46,783	40,727
PROPERTY, PLANT, AND EQUIPMENT, NET	2,069	2,192
OTHER ASSETS	2,626	2,553

	$51,478	$45,472

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$82	$112
Accounts payable	4,991	2,942
Accrued liabilities	3,421	3,149

Total current liabilities	8,494	6,203

LONG-TERM OBLIGATIONS	12,804	9,637

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,650,331 and 4,449,431 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	16,499	16,367
Accumulated other comprehensive income	1,508	1,114
Retained earnings	12,173	12,151

	30,180	29,632

	$51,478	$45,472

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2010	2009
Net sales	$24,102	$23,198
Cost of sales, including distribution costs	19,178	18,875

Gross profit	4,924	4,323
Selling, general and administrative expenses	4,854	5,536

Operating income (loss)	70	(1,213)
Other expense (income)
Interest	147	140
Other	15	(77)

	162	63

Loss before income taxes	(92)	(1,276)
Income tax benefit	(114)	(388)

Net earnings (loss)	$22	$(888)

Basic and diluted earnings (loss) per share	$(0.00)	$(0.20)

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$22	$(888)
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	188	204
Equity in net earnings of affiliated companies, net of distributions	0	11
Stock based compensation expense	80	63
Gain on sale of property and equipment	3	—
Changes in assets and liabilities:
Accounts receivable	(9,099)	(7,346)
Inventories	(2,262)	(78)
Other current assets	726	737
Accounts payable	2,049	3,793
Accrued liabilities	272	(411)

Total adjustments	(8,314)	(2,955)

Net cash used in operating activities	(8,021)	(3,915)
Cash flows from investing activities:
Proceeds from sale of property and equipment	5	—
Capital expenditures	(37)	(55)
Cash paid for derivative asset	—	(44)
Increase in other assets	(73)	(101)

Net cash used in investing activities	(105)	(200)
Cash flows from financing activities:
Borrowings under line of credit agreement	22,588	22,430
Repayments under line of credit agreement	(19,460)	(19,285)
Repayments of long-term debt	(30)	(33)
Issuance of common stock pursuant to employee stock option and purchase plans	52	—

Net cash provided by financing activities	3,150	3,112
Effect of exchange rate changes on cash	411	(312)

NET (DECREASE) IN CASH	(4,565)	(1,315)
Cash beginning of period	5,561	1,860

Cash end of period	$996	$545

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2010 and the results of its operations and cash flows for the three months ended March 31, 2010 and 2009. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2009.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2010, options to purchase 444,000 shares of our common stock and 175,500 restricted shares were excluded from the computation of diluted earnings per share because (i) the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the quarter, or (ii) the inclusion, in the calculation of common stock equivalents under the treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive. All of the Company’s common shares issuable on exercise of stock options were excluded from the computation of diluted earnings per share in the first quarter of 2009 because the Company incurred a loss in that period and, as a result, the inclusion of those securities would have been anti-dilutive.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Numerator:
Net earnings (loss)	$22	$(888)

Denominator:
Weighted average shares outstanding	4,459	4,449
Dilutive effect of stock options	107	—

Denominator for diluted net earnings (loss) per share	4,566	4,449

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2010 (remaining nine months)	$3,444
2011	3,878
2012	2,694
2013	2,399
2014	2,069
Thereafter	5,362

$19,846

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
USA	$16,802	$17,352
Canada	7,300	5,846

	$24,102	$23,198

6.	Comprehensive Earnings.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Net profit (loss)	$22	$(888)
Change in accumulated foreign currency translation adjustment	394	(378)

Comprehensive earnings (loss)	$416	$(1,266)

7.	Stock Based Compensation and Stock Options.

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights (SARs), restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total of shares that were then available for the grant of new options under our previously approved stock incentive plans. At the same time, those 41,500 shares ceased to be issuable under those plans. Options to purchase a total of 196,000 shares of our common stock granted under the 2008 plan were outstanding at March 31, 2010. At March 31, 2010 there were 47,666 shares available for granting additional awards under the 2008 Plan.

Stock-based compensation was $80,000 and $63,100 for the three month periods ended March 31, 2010 and March 31, 2009, respectively. Stock-based compensation is recorded in “Selling, General and Administrative Expenses” in our Consolidated Statements of Operations.

Equity Incentives

Stock Options

At March 31, 2010, options to purchase 486,267 shares of our common stock granted were outstanding under plans already in existence at the time the 2008 Plan was adopted (the “Previous Plans”). The Previous Plans had provided that, if any of the outstanding options were to expire or otherwise terminate, the shares that had been subject to those options that were left unexercised would become available for the grant of new options under those Plans. However, the 2008 Plan provides that if any of the outstanding options granted under the Previous Plans expire or are terminated for any reason, rather than being exercised, (i) the shares that had been issuable under those outstanding options will not become available for new option grants under the Previous Plans, and (ii) the number of shares that are available for grants of options or other equity awards under the 2008 Plan will be increased by an equivalent number of shares.

The fair value of each outstanding option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

We used the following weighted average assumptions in estimating the fair value of the options issued in the periods indicated below:

	Three Months Ended March 31,
	2010	2009
Expected volatility	N/A	57.0%
Risk-free interest rate	N/A	1.67%
Expected dividend yields	N/A	N/A
Expected lives	N/A	3 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s dividend policy and the fair market value of the Company’s shares at the time of grant. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The Company did not grant any stock options in the three months ended March 31, 2010.

The following table summarizes stock option activity during the three month periods ended March 31, 2010 and 2009:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	707,667	$4.99
Granted	—	—
Exercised	(25,400)	2.06
Forfeited	—	—

Outstanding at March 31, 2010	682,267	$5.10	3.1 years	$596,757

Exercisable at March 31, 2010	483,917	$5.82	3.0 years	$243,131

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	597,333	$6.26
Granted	185,000	1.07
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2009	782,333	$5.03	5.0 years	$3,150

Exercisable at March 31, 2009	385,333	$5.81	3.5 years	$600

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2010 and 2009, respectively, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on March 31, 2010 and 2009, respectively. The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2010 was $48,146. There were no options exercised during the three months ended March 31 2009.

The weighted-average grant-date fair value of options granted during the three month period ended March 31, 2009 was $0.58.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s nonvested options as of March 31, 2010 and 2009, and changes during the three month periods ended March 31, 2010 and 2009, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	368,500	$1.20
Granted	—	$—
Vested	(170,150)	$1.63
Forfeited	—	$—

Nonvested at March 31, 2010	198,350	$1.17

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	359,500	$2.11
Granted	185,000	$0.57
Vested	(147,500)	$1.95
Forfeited	—	$—

Nonvested at March 31, 2009	397,000	$1.45

Unrecognized compensation cost related to nonvested options granted under Company option or stock incentive plans (i) as of March 31, 2010 totaled $226,040, which is expected to be recognized over a weighted average period of 2.0 years and (ii) as of March 31, 2009 totaled $440,100, which is expected to be recognized over a weighted average period of 1.8 years. At March 31, 2010, a total of 672,511 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

Restricted Stock

During the first three months of 2010, we made outright grants of shares of restricted common stock (“restricted shares”) to certain officers and employees pursuant to the 2008 Plan. These restricted shares vest 33% annually over a three-year service period and if a recipient’s continuous service with the Company ceases prior to full vesting of those shares, the unvested shares will be forfeited and will become available for future equity awards under the 2008. Compensation expense for these grants of restricted shares, based on their fair market value on the grant date, is recorded during the vesting period.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	—	$—
Granted	175,500	$4.15
Vested	—	$—
Forfeited	—	$—

Nonvested at March 31, 2010	175,500	$4.15

At March 31, 2010, unrecognized compensation cost related to the nonvested service-condition restricted shares granted under the 2008 Plan totaled approximately $713,450, which is expected to be recognized generally over a weighted average period of 2.2 years.

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

In January 2010, we adopted the applicable sections of the FASB’s guidance on earnings per share that addresses whether instruments granted in share-based payment transactions are participating securities. These sections conclude that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. We do not believe that the adoption of these applicable sections will have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued new guidance for improving disclosures about Fair Value Measurements. This guidance requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring the presentation, on a gross basis, of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. This guidance also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on March 31, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and became effective for the Company on March 31, 2010.

In February 2010, the FASB issued an update to Subsequent Events. This guidance amends the previous definition of an SEC filer and removed the requirement that an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted this guidance upon issuance with no material impact to our consolidated financial statements.

In April 2010, the FASB issued an update to Compensation-Stock Compensation; which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity. The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

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

The principal risks and uncertainties to which our business is subject are discussed (i) in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 (our “2009” 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, and (ii) in the subsection below, entitled “Management Overview-Factors Generally Affecting Sales of RV and Boating Products, in this Item 2. Therefore, you are urged to read not only the information contained below in this Item 2, but also the discussion of the risk factors and uncertainties to which our business and future financial performance are subject, contained in Item 1A (entitled “Risk Factors) in our 2009 10-K, which qualify the forward looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about future performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2009 10-K, except as may otherwise be required by law or the rules of the American Stock Exchange.

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 12,000 products and serve more than 18,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales to our Aftermarket Customers are affected primarily by (i) the usage of RVs and boats by consumers, because such usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

Factors Generally Affecting Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about future economic conditions, which affects their willingness to spend disposable income, and the availability and cost of credit that consumers often use to finance their purchases of RVs and boats, each of which can affect the willingness and ability of consumers to use and purchase RVs and boats. As a result, recessionary conditions, high unemployment or a tightening in the availability or increases in the costs of consumer credit often lead consumers to reduce their purchases and, to a lesser extent, their usage, of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs of, and create difficulties for consumers in, using RVs and boats.

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

These same conditions, in turn, affect the willingness and ability of Aftermarket Customers to purchase the products that we sell. Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they need to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines in the usage and purchases of RVs and boats by consumers. By contrast, when the economy is strong and financing is readily available, and weather conditions are good, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet expected increases in consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by economic conditions, the availability and the costs of consumer and business financing, the supply and prices of gasoline and weather conditions.

Overview of Operating Results – First Quarter 2010 vs. First Quarter 2009

	Three Months Ended March 31,
	2010	2009	2010 vs. 2009
	Amounts		% change
	(Dollars in thousands, except per share data)
Net sales	$24,102	$23,198	3.9%
Gross profit	4,924	4,323	13.9%
Selling, general and administrative expenses	4,854	5,536	(12.3)%
Operating income (loss)	70	(1,213)	105.8%
Interest expense	147	140	0.5%
Loss before income taxes	(92)	(1,276)	92.8%
Income tax benefit	(114)	(388)	(70.6)%
Net earnings (loss)	$22	$(888)	102.5%
Net earnings (loss) per common share – basic and diluted	$0.00	$(0.20)	100.0%

Although our net earnings for the first three months of 2010 of $22,000, or $0.00 per diluted share, were modest, those earnings represented an improvement of $910,00, or 102.5%, over the net loss of $888,000, or $0.20 per diluted share, in the same three months of 2009. That improvement was primarily attributable to increases in net sales and gross margin and a reduction in selling, general and administrative (SG&A) expenses.

The increases in net sales and gross profit were attributable to our Canadian operations and were due primarily to an improving Canadian economy and a strengthening of the Canadian dollar vis-à-vis the U.S. dollar. Sales and gross margin in the United States declined somewhat in the first quarter of 2010 due to the ongoing impact of the economic recession and credit crisis on sales and usage of RVs and boats in the United States and, therefore, in purchases of the products we sell. The reduction in SG&A expenses was primarily attributable to cost cutting measures, which we continued into this year’s first quarter.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and we follow various accounting policies, in accordance with GAAP, in the preparation and presentation of our financial statements. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could materially affect the value of our assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our accounts receivable or ultimately realize the carrying value of our inventories. Those assumptions and judgments are made based on current information available to us regarding economic conditions or trends and other circumstances. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying value of assets are often effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

Our critical accounting policies consist of the accounting policies and practices we follow in determining: (i) our net sales and an allowance for product returns for each reporting period; (ii) the allowance for doubtful accounts which affects the carrying value of our accounts receivable; (iii) the amount of the allowance for excess and slowing-moving or obsolete inventories, which affects the carrying value of our inventories; (iv) the amount of the valuation allowance that we may be required recognize in order to reduce our deferred tax asset to the amount that we believe we will be able to use to reduce income taxes in future periods; (v) foreign currency translation gains and losses that arise from our foreign operations; and (vi) the amount of our product warranty reserve to cover the costs to us of product warranty claims from consumers. There were no material changes in our critical accounting policies or their application during the period from January 1, 2010 to March 31, 2010. Accordingly, reference is hereby made to and there is incorporated herein, the more detailed information regarding our critical accounting policies that is contained in our 2009 10-K, in the section captioned “Critical Accounting Policies and Use of Estimates” in Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note A—”Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements contained in Item 8, and readers of this report are urged to read those sections of the 2009 10-K.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we sell, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2010 and 2009:

Three Months Ended March 31,
Amounts		% Increase
2010	2009	2010 vs. 2009
$24,102	$23,198	3.9%

The increase in net sales during the first quarter of 2010 was generated by our operations in Canada and was primarily attributable to improving economic conditions in Canada and a strengthening of the Canadian dollar in relation to the U.S. dollar during that quarter. That increase in our Canadian sales more than offset a decline of 3.2% in our net sales in the United States in the first quarter of 2010, which was primarily attributable to the continuing economic recession and the limited availability of consumer credit which combined to reduce disposable income of and confidence among consumers about the future and which, in turn, caused U.S. consumers to reduce their purchases and their usage of RVs and boats and, as a result, their need for and purchases of the products we sell.

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

The following table compares our gross profits and gross margin in the quarters ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Gross profit	$4,924	$4,323

Gross margin	20.4%	18.6%

The increases in our gross profits and gross margin in the first quarter of 2010, as compared to the first quarter of 2009, were primarily due to (i) the strengthening of the Canadian dollar in relation to the U.S. dollar, which reduced the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, from which it purchases most of its products; and (ii) the increase in our net sales, as a substantial portion of our warehouse costs are relatively fixed in nature.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Selling, general and administrative expenses	$4,854	$5,536

As a percentage of net sales	20.1%	23.9%

We were able to reduce our SG&A expenses by $682,000, or 12.3%, and also as a percentage of net sales, in the quarter ended March 31, 2010 as compared to the corresponding period of 2009. These reductions in SG&A expenses in 2010 were primarily attributable to additional cost cutting measures which we implemented beginning either in the latter part of or following the first quarter of 2009 and, therefore, were not reflected in our results of operations in the first quarter of 2009. Those additional cost cutting measures, which were implemented in response to the continuing economic recession and credit crisis, included (i) workforce reductions, (ii) reductions in management salaries and employee wages, and (iii) reductions in selling and marketing and other administrative expenses.

Other Expense (Income)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Other expense (income )
Interest expense	$147	$140
Other	15	(77)

Total	$162	$63

As a percentage of net sales	0.7%	0.3%

The largest component of other expense (income) is the interest expense that we incur on our bank borrowings. To a lesser extent, other expense (income) also includes foreign currency gains or losses and gains or losses on disposal of assets. Despite a reduction in average outstanding borrowings during the quarter ended March 31, 2010, interest expense in that quarter increased by $7,000, or 5%, as compared to the same three months of 2009, due to an increase in the rates of interest charged on borrowings under our bank line of credit during the first quarter this year.

Income Tax Benefit

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Income tax benefit	$(114)	$(388)

Effective tax rate	(123.9)%	(30.4)%

Our effective tax rate is affected by the amount of our expenses that are not deductible for income tax purposes and by differences in the tax rates on income generated or losses incurred by our U.S. operations and the tax rates on income generated or losses incurred by our foreign subsidiaries. The increase in the effective tax rate in this year’s first quarter, as compared to the first quarter of 2009, occurred primarily because, in this year’s first quarter, the effective tax rate on the pre-tax income we generated in Canada was considerably lower than the effective tax rate that was applied to our pre-tax loss in the United States. As a consequence, the pre-tax loss in the United States had a more pronounced effect on the amount of the income tax benefit we recognized in the first quarter of 2010 than did the pre-tax income we generated in Canada.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank credit facility and internally generated funds.

The revolving bank line of credit provides that we may borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 2.25% or, at our option (but subject to certain limitations), at LIBOR plus 4.00% per annum. The maturity date of the bank line of credit is July 10, 2011.

We were in compliance with our covenants under the bank line of credit agreement as of March 31, 2010. In the future, we will be required to satisfy a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least (i) 1.10 to 1.0 for the six months ending June 30, 2010, (ii) 2.20 to 1.0 for the nine months ending September 30, 2010, and (iii) 1.05 to 1.0 for the year ending December 31, 2010 and for the rolling 12 month periods ending on the last day of each fiscal quarter thereafter.

At May 6, 2010, outstanding bank borrowings totaled $12 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons See “Seasonality and Inflation” below.

During the three months ended March 31, 2010, we used cash of $8.0 million for our operations, primarily attributable to increases in accounts receivable and inventories of $9.1 million and $2.2 million, respectively, partially offset by a $2.0 million increase in accounts payable. By comparison, in the three months ended March 31, 2009, we used cash of $3.9 million for operations, primarily attributable to increases in accounts receivable and inventories of $7.3 million and $78,000, respectively, partially offset by an increase of $3.8 million in accounts payable. At March 31, 2010, our accounts receivable had increased to $17.9 million from $16.7 million at March 31, 2009, as a result of the increase in net sales generated by our Canadian subsidiary in this year’s first quarter.

Notwithstanding the $2.3 million increase in inventories during the first three months of 2010, however, at March 31 2010 our inventories were $25,247,000, as compared to $30,788,000 at March 31, 2009. This reduction was primarily attributable to a decline in sales during the 12 months ended March 31, 2010 and cost cutting measures that we implemented in response to the economic recession and credit crisis during that period.

Net Cash Used in Investing Activities. In the first quarter of 2010, we used net cash for investing activities of $105,000 to fund capital expenditures of $37,000, primarily for purchases of warehouse and computer equipment, and

$73,000 to increase other assets. By comparison, in the first quarter of 2009 we used cash of $200,000 in investing activities, comprised of $55,000 to fund capital expenditures, $101,000 to increase other assets and $44,000 to purchase a derivative asset, consisting of a foreign exchange hedge against the risk of a reduction in the value of the Canadian dollar.

Net Cash Provided by Financing Activities. Cash provided by or used in financing activities consists primarily of cash from the borrowings we obtain and repayments of such borrowings under our revolving bank credit facility. Generally, during the winter months, and particularly in the first quarter of the year, when sales are lower than in other periods of the year, we rely more heavily on such borrowings to finance increases in accounts receivable and inventory leading up to the spring and summer selling season, when sales increase due to the increased use and purchases by consumers of RVs and boats. By comparison, during the spring and summer months those increases in sales ordinarily generate increases in cash from operations which enable us to reduce our reliance on borrowings to fund our operations. In the first quarters of both 2010 and 2009, we obtained borrowings, net of repayments, of $3.1 million under that credit facility.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to the Company’s Interim Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, at December 31, 2009:

	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual Obligations at December 31, 2009:
Long-term debt obligations	$9,637	$—	$9,637	$—	$—
Capital lease obligations	112	112	—	—	—
Operating lease obligations	20,795	4,564	6,528	4,430	5,273

Total	$30,544	$4,676	$16,165	$4,430	$5,273

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31 2010.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2010 will be to fund the working capital requirements of our business and capital expenditures and we anticipate that we will be able to fund those cash requirements with borrowings under our revolving credit facility and internally generated funds.

We continue to explore opportunities to increase our sales and our market shares and to improve our profit margins. As a result, we plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers and to design, and obtain foreign supply sources to manufacture for us, products that we can market and sell not only in our RV and boating markets, but also into other markets, such as the outdoor power equipment market. Since these activities will require us to invest in tooling needed for such products, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes as well.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We generate significantly higher sales during the six-month period from March through August, when usage of RVs and boats are at their peak, than we do during the remainder of the year when weather conditions are not optimal for outdoor activities. Because a substantial portion of our expenses are fixed, operating income declines and we may incur losses and must rely more heavily on borrowings to fund operating requirements during the period from September through February when our sales are lower.

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

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily has been required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 14, 2010	By:	/S/ SANDRA A. KNELL
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