Form 10-Q
period 2010-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2010-08-16
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

4,656,097 shares of Common Stock were outstanding as of August 4, 2010

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2010	December 31, 2009(1)
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$3,976	$5,561
Accounts receivable – net of allowances of $821 and $740 as of June 30, 2010 and December 31, 2009, respectively	14,449	8,831
Inventories	29,776	22,985
Other current assets	2,108	3,350

Total current assets	50,309	40,727
PROPERTY, PLANT, AND EQUIPMENT, NET	1,976	2,192
OTHER ASSETS	2,615	2,553

	$54,900	$45,472

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$52	$112
Accounts payable	6,805	2,942
Accrued liabilities	3,841	3,149

Total current liabilities	10,698	6,203

LONG-TERM OBLIGATIONS	13,275	9,637

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,479,097 and 4,449,431 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	16,616	16,137
Accumulated other comprehensive income	954	1,114
Retained earnings	13,357	12,151

	30,927	29,632

	$54,900	$45,472

(1)	Derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2009.

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$34,647	$33,138	$58,749	$56,336
Cost of sales, including distribution costs	27,915	26,510	47,093	45,385

Gross profit	6,732	6,628	11,656	10,951
Selling, general and administrative expenses	4,713	4,551	9,567	10,087

Operating income	2,019	2,077	2,089	864
Other income (expense)
Interest	(156)	(208)	(303)	(348)
Other	6	(206)	(9)	(129)

	(150)	(414)	(312)	(477)

Earnings before income taxes	1,869	1,663	1,777	387
Income tax provision	$685	$501	571	113

Net earnings	$1,184	$1,162	$1,206	$274

Basic earnings per share	$0.26	$0.26	$0.27	$0.06

Diluted earnings per share	$0.26	$0.26	$0.26	$0.06

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings	$1,206	$274
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	375	416
Equity in net earnings of affiliated companies, net of distributions	—	23
Stock based compensation expense	190	120
(Gain) Loss on sale of property and equipment	1	(2)
Deferred income taxes	(30)	(350)
Changes in assets and liabilities:
Accounts receivable	(5,618)	(4,865)
Inventories	(6,791)	6,004
Other current assets	1,250	2,147
Accounts payable	3,863	2,719
Accrued liabilities	692	(287)

Changes in assets and liabilities	(6,604)	5,718

Net cash provided by (used in) operating activities	(4,862)	6,199
Cash flows from investing activities:
Proceeds from sales of property and equipment	5	2
Capital expenditures	(150)	(123)
Cash paid for derivative asset	—	(44)
Increase in other assets	(62)	(93)

Net cash used in operating activities	(207)	(258)
Cash flows from financing activities:
Borrowings under line of credit agreement	60,060	55,277
Repayments under line of credit agreement	(56,422)	(60,879)
Repayments of long-term debt	(60)	(66)
Issuance of common stock pursuant to employee stock option plans	59	—

Net cash provided by (used in) financing activities	3,637	(5,668)
Effect of exchange rate changes on cash	(153)	481

NET INCREASE/(DECREASE) IN CASH	(1,585)	754
Cash beginning of period	5,561	1,860

Cash end of period	$3,976	$2,614

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2010 and the results of its operations and cash flows for the three and six months ended June 30, 2010 and 2009. The accounting policies followed by the Company are set forth in Note A to, and these condensed consolidated financial statements should be read in conjunction with, our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

2. The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3. Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of outstanding stock options (using the treasury stock method) and unvested restricted shares issued under our equity incentive plans. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For both the three and six months ended June 30, 2010, options to purchase 414,000 shares of common stock and 177,000 restricted shares were excluded from the computation of diluted earnings per share because (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive. For the three and six months ended June 30, 2009, 617,667 shares of common stock, respectively, that were issuable on exercise of stock options, were excluded from the computation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Numerator
Net earnings	$1,184	$1,162	$1,206	$274
Denominator
Weighted average shares outstanding	4,478	4,449	4,468	4,449
Dilutive effect of stock options	99	26	104	14

Denominator for diluted net income per share	4,577	4,475	4,572	4,463

4. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of SFAS No. 13. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2010 (remaining six months)	$2,281
2011	3,844
2012	2,668
2013	2,373
2014	2,043
Thereafter	5,243

$18,452

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
USA	$26,165	$25,533	$42,967	$42,885
Canada	8,482	7,605	15,782	13,451

	$34,647	$33,138	58,749	56,336

6. Comprehensive Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Net earnings	$1,184	$1,162	$1,206	$274
Change in accumulated foreign currency translation adjustment and fair value of derivative:	(554)	554	(160)	176

Comprehensive earnings	$630	$1,716	$1,046	$450

7. Stock Based Compensation.

The 2008 Equity Incentive Plan. In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights (SARs), and restricted shares to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our previously approved stock incentive plans. At the same time, those 41,500 shares ceased to be issuable under those plans. At June 30, 2010, options to purchase a total of 194,334 shares of our common stock were outstanding, and a total of 177,000 shares of restricted stock had been awarded, under the 2008 Plan. At June 30, 2010 there were 76,166 shares available for granting additional awards under the 2008 Plan.

Stock-based compensation was $110,000 and $57,000 for the quarters ended June 30, 2010, respectively, and $190,000 and $120,000 for the six months ended June 30, 2010, respectively.

Other Stock Incentive Plans. Options to purchase a total of 453,667 shares of our common stock, granted under equity incentive plans already in existence at the time the 2008 Plan was adopted (the “Previous Plans”), were outstanding at June 30, 2010. The Previous Plans had provided that, if any of the outstanding options were to expire or otherwise terminate, the shares that had been subject to those options that were left unexercised would become available for the grant of new options under those Plans. However, the 2008 Plan provides that if any of the outstanding options granted under the Previous Plans expire or are terminated for any reason, the number of shares that are available for grants of options or other equity awards under the 2008 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previous Plans.

Options to Purchase Common Stock. The fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

We used the following weighted average assumptions in estimating the fair value of the options granted in the periods indicated below:

	Six Months Ended June 30,
	2010	2009
Stock Incentive Plans:
Expected volatility	N/A	57.0%
Risk-free interest rate	N/A	1.67%
Expected dividend yields	N/A	5.50%
Expected lives	N/A	3 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s dividend policy and the fair market value of the Company’s shares at the time of grant. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan. The Company did not grant any stock options in the six months ended June 30, 2010.

The following tables summarize stock option activity during the six month periods ended June 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	707,667	$4.99
Granted	—	—
Exercised	(29,666)	2.00
Forfeited	(30,000)	7.78

Outstanding at June 30, 2010	648,001	$5.00	3.1 years	$584,399

Exercisable at June 30, 2010	453,401	$5.75	3.1 years	$231,979
Options vested and expected to vest as of June 30, 2010	638,957	$5.04	3.2 years	$565,058

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on June 30, 2010 and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2010. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2010 was $61,942. There were no options exercised during the six months ended June 30, 2009.

The weighted-average grant-date fair values of options granted during the six month periods ended June 30, 2009 was $0.58.

A summary of the status of the Company’s nonvested options as of June 30, 2010, and changes during the six months ended June 30, 2010, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	368,500	$1.20
Granted	—	—
Vested	(170,150)	1.63
Forfeited	(3,750)	2.60

Nonvested at June 30, 2010	194,600	1.14

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Unrecognized compensation cost related to non-vested options granted under the Company’s stock incentive plans (i) as of June 30, 2010 totaled $178,453, which is expected to be recognized over a weighted average period of 1.5 years and (ii) as of June 30, 2009 totaled $383,600, which is expected to be recognized over a weighted average period of 1.9 years. At June 30, 2010, a total of 638,957 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

Restricted Stock. During the first six months of 2010, we awarded a total of 177,000 shares of restricted stock to certain officers and other management employees under the 2008 Plan. Those shares of restricted stock are subject to possible forfeiture in the event that a holder of such shares does not remain in the continuous service of the Company for at least one year from the date the shares were granted. For each year following the date of grant that the holder of the shares remains in the continuous service of the Company, one-third of those shares will cease to be subject to the risk of forfeiture (that is, become “vested shares”) and, therefore, the holder of the shares must remain in the continuous service of the Company for a period of three years following the date of grant of the award in order for all of the restricted shares to become vested. Until shares of restricted stock become vested, those shares may not be sold or otherwise transferred, in whole or in part, by the holders of those shares, and will be subject to additional restrictions. Compensation expense for these restricted stock awards is based on the fair market value of the awards on their respective grant dates and is recorded during the vesting periods of the awards. At June 30 2010, the unrecognized compensation cost related to these restricted shares totaled approximately $659,238, which is expected to be recognized over a weighted average period of approximately 2.3 years and all 177,000 are expected to vest. The aggregate intrinsic value of these shares of restricted stock, at June 30, 2010, was $708,000.

A summary of the status of the Company’s restricted stock activity follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	—	$—
Granted	177,000	4.15
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2010	177,000	$4.15

9. Recent Accounting Pronouncements.

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

In January 2010, we adopted the applicable sections of the FASB’s guidance on earnings per share that addresses whether instruments granted in share-based payment transactions are participating securities. That guidance indicates that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, accordingly, should be included in the computation of basic earnings per share pursuant to the two-class method. We do not believe that the adoption of this guidance will have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued new guidance for improving disclosures about Fair Value Measurements. This guidance requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring the presentation, on a gross basis, of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. This guidance also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. This guidance is effective for interim and annual reporting periods

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2009 and became effective for the Company on March 31, 2010. Disclosures about purchase, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and became effective for the Company on June 30, 2010. At June 30, 2010, the Company did not have any Level 3 assets or liabilities which required disclosure pursuant to this guidance.

In February 2010, the FASB issued an update to Subsequent Events. This guidance amends the previous definition of an SEC filer and removed the requirement than an SEC filer disclose the date through which subsequent events have been evaluated in both issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted this guidance upon issuance with no material impact to our consolidated financial statements.

In April 2010, the FASB issued an update to Compensation-Stock Compensation; which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade should not be considered to contain a condition that is not a market performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity. The standard is effective for interim and annual periods ending after December 15, 2010 and should be applied prospectively. The adoption of this standard is not expected to have a material impact to our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations regarding our future operations or future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based upon current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future periods to differ significantly from our expected financial condition and operating results as set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed (i) in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 (our “2009 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010, and (ii) in the subsection below, entitled “Management Overview – Factors Generally Affecting Sales of RV and Boating Products,” in this Item 2. Therefore, you are urged to read not only the information contained below in this Item 2, but also the discussion of the risk factors and uncertainties to which our business and future financial performance are subject, contained in Item 1A (entitled “Risk Factors”) in our 2009 10-K, which qualify the forward-looking statements contained in this report.

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

Factors Generally Affecting our Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend in large measure upon the extent of discretionary income available to consumers, their confidence about future economic conditions, which affects their willingness to spend disposable income, and the availability and cost of credit that consumers use to finance the purchase of RVs and boats, each of which can affect the willingness and ability of consumers to purchase and use RVs and boats. As a result, recessionary conditions, high unemployment or a tightening in the availability or increases in the costs of consumer credit often lead consumers to reduce their purchases and, to a lesser extent, their usage, of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs of, and create difficulties for consumers in, using RVs and boats.

Weather conditions also can affect our operating results. Purchases and the usage of RVs and boats decline in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than in the spring and summer months in the second and third quarters of the year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if unusually severe or winter weather conditions occur during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and boats, therefore, their purchase of the products we sell during periods when such purchases and usage ordinarily increase.

These same circumstances and conditions, in turn, affect the willingness and ability of Aftermarket Customers to purchase the products that we sell. Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they need to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines in the usage and purchases of RVs and boats by consumers. By contrast, when the economy is strong and financing is readily available, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet increases in consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by economic conditions, the level of consumer confidence, the availability and the costs of consumer and business financing, the supply and the prices of gasoline and weather conditions.

Overview of Operating Results – Three and Six months Ended June 30, 2010 and 2009

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change 2010 vs. 2009	Amounts		% Change 2010 vs. 2009
	2010	2009		2010	2009
	(Dollars in thousands, except per share amounts)
Net sales	$34,647	$33,138	4.6%	$58,749	$56,336	4.3%
Costs of sales	27,915	26,510	5.3%	47,093	45,385	3.8%
Gross profit	6,732	6,628	1.6%	11,656	10,951	6.4%
Selling, general and administrative expenses.	4,713	4,551	3.6%	9,567	10,087	(5.2)%
Operating income	2,019	2,077	(2.8)%	2,089	864	141.8%
Other expense	150	414	(63.8)%	312	477	(34.6)%
Earnings before income taxes	1,869	1,663	12.4%	1,777	387	359.2%
Provision for income taxes	685	501	36.7%	571	113	404.3%
Net earnings	1,184	1,162	1.9%	1,206	274	340.2%
Earnings per diluted share	$0.26	$0.26	(0.4)%	$0.26	$0.06	333.3%

Three Months Ended June 30, 2010. As indicated in the table above, net sales increased by $1.5 million, or 4.6%, in the three months ended June 30, 2010, as compared to the same three months of 2009. However, due to increases in the costs of sales and in selling, general and administrative (SG&A) expenses, our operating income declined by $58,000, or 2.8%, in the quarter ended June 30, 2010, as compared to the same quarter of 2009. On the other hand, net earnings increased by $22,000, or nearly 2%, to $1,184,000 for the quarter ended June 30, 2010 from $1,162,000 in the same quarter of 2009, due primarily to a reduction of $212,000 in other expense, which includes a $52,000, or 25.0%, reduction in interest expense due to a reduction in our average outstanding bank borrowings during the three months ended June 30, 2010 as compared to the same quarter of 2009.

Six Months Ended June 30, 2010. In the six months ended June 30, 2010, operating income increased by $1,200,000, or nearly 142% due primarily to a $2.4 million, or 4.3%, increase in net sales, a $705,000 increase in gross profits and a $520,000, or 5.2%, reduction in SG&A expenses, in each case as compared to the first six months of 2009. As a result, in the six months ended June 30, 2010, net earnings increased by $932,000, or 340%, to $1.2 million, or $0.26 per diluted share, from $274,000, or $0.06 per diluted share, in the same six months of 2009.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and we follow various accounting policies, in accordance with GAAP, in the preparation and presentation of our financial statements. Certain of those accounting policies are considered critical accounting policies, because they require us to make assumptions and judgments regarding circumstances or trends that could materially affect the value of our assets, such as, for example, assumptions regarding economic conditions or trends that could impact our ability to fully collect our accounts receivable or ultimately realize the carrying value of our inventories. Those assumptions and judgments are made based on current information available to us regarding economic conditions or trends and other circumstances. If adverse changes were to occur in the events, trends or other circumstances on which our assumptions or judgments had been based, or other unanticipated events were to happen that might affect our operating results, under GAAP it could become necessary for us to reduce the carrying values of the affected assets on our balance sheet. In addition, because reductions in the carrying values of assets are often effectuated by or require charges to income, such reductions also may have the effect of reducing our income.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such economic slowdowns, declines in consumer confidence or increasing gasoline prices or interest rates will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, we make such estimates based on the information available to us at that time and reevaluate and adjust the reserves and allowances for potential write-downs on a quarterly basis.

Our critical accounting policies consist of the accounting policies and practices we follow in determining: (i) our net sales and an allowance for product returns for each reporting period; (ii) the allowance for doubtful accounts which affects the carrying value of our accounts receivable; (iii) the amount of the allowance for excess and slow-moving or obsolete inventories, which affects the carrying value of our inventories; (iv) the amount of the valuation allowance that we may be required to recognize in order to reduce our deferred tax asset to the amount that we believe we will be able to use to reduce income taxes in future periods; (v) foreign currency translation gains and losses that arise from our foreign operations or foreign purchasing activities; and (vi) the amount of our product warranty reserve to cover the costs to us of product warranty claims from consumers. There were no material changes in our critical accounting policies or their application during the period from January 1, 2010 to June 30, 2010. Accordingly, reference is hereby made to and there is incorporated herein, the more detailed information regarding our critical accounting policies that is contained in our 2009 10-K, in the section captioned “Critical Accounting Policies and Use of Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note A - “Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements contained in Item 8, of our 2009 10-K, and readers of this report are urged to read those sections of that 10-K.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we sell, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three and six months ended June 30, 2010 and 2009:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change 2010 vs. 2009	Amounts		% Change 2010 vs. 2009
2010	2009		2010	2009
(Unaudited)
$34,647	$33,138	4.6%	$58,749	$56,336	4.3%

The increases in our net sales in both the three and six months periods ended June 30, 2010 were due primarily to a modest firming in demand for the products that we sell, which we attribute primarily to increases in orders from our After-Market Customers in anticipation of the summer selling season during which consumers typically increase their purchases and usage of RVs and boats.

Gross Profit and Gross Margin

Gross profit is calculated by subtracting the costs of products sold from net sales. Costs of products sold consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits (in thousands of dollars) and our gross margin in the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Gross profit	$6,732	$6,628	$11,656	$10,951
Gross margin	19.4%	20.0%	19.8%	19.4%

The decrease in our gross margin in the three months ended June 30, 2010, as compared to the same three month period of 2009, was due to a combination of factors, consisting primarily of (i) selected price reductions that we implemented in response to increased price competition in our markets, (ii) a change in the mix of products sold to a greater proportion of lower-margin items, and (iii) increases in freight-in costs.

The increases in gross profits and gross margin in the first six months of 2010, as compared to the same period of 2009, were primarily due to (i) the strengthening of the Canadian dollar in relation to the U.S. dollar in the first quarter of 2010, which reduced the costs to our Canadian subsidiary of purchasing products from suppliers in the United States; and (ii) the increase in our net sales, as a substantial portion of our warehouse costs are fixed in nature.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses include selling and marketing expenses, compensation expense for management and administrative employees, computer costs and accounting and legal fees and expenses.

The following table compares our SG&A expenses, in thousands of dollars, and sets forth the percentage of our net sales represented by such expenses, in each of the three and six month periods ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Selling, general and administrative expenses	$4,713	$4,551	$9,567	$10,087
As a percentage of net sales	13.6%	13.7%	16.3%	17.9%

As the above table indicates, SG&A expenses increased by $162,000, or 3.6%, in the quarter ended June 30, 2010. However, as a percentage of net sales such expenses remained relatively stable at 13.6%, due to the increase in net sales in the quarter ended June 30, 2010, as compared to 13.7% for the same period of 2009. In the six months ended June 30, 2010, we were able to reduce our SG&A expenses by $520,000, or 5.2%, and also as a percentage of net sales, as compared to the corresponding period of 2009. This reduction in SG&A expenses in the first half of 2010 was primarily attributable to cost cutting measures which we implemented beginning following the first quarter of 2009, and, therefore, were not fully reflected in our results of operations in the first quarter of 2009. Those cost cutting measures, included (i) workforce reductions, (ii) reductions in management salaries and employee wages, and (iii) reductions in selling and marketing and other administrative expenses.

Other Expense (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Other Expense
Interest expense	$156	$208	$303	$348
Other	(6)	206	9	129

Total	$150	$414	$312	$477

As a percentage of net sales	0.4%	1.3%	0.5%	0.9%

The largest component of other expense is generally the interest expense that we incur on bank borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets. Interest expense decreased by $52,000, or 25%, and $45,000, or 13%, in the three and six months ended June 30, 2010, respectively, as compared to the same three and six month periods of 2009. These decreases were primarily the result of reductions in our average outstanding bank borrowings during the first six months of this year as compared to the same six months of last year. The decreases in other expenses in the three and six months ended June 30, 2010 were primarily attributable to foreign currency gains; whereas we recorded foreign currency losses during the three and six months ended June 30, 2009.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Income tax provision	$685	$501	$571	$113
Effective tax rate	36.7%	30.0%	32.4%	29.2%

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

The revolving bank line of credit provides that we may borrow up to the lesser of (i) $25,000,000 or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 2.00% or, at our option (but subject to certain limitations), at LIBOR plus 3.75% per annum. The maturity date of the bank line of credit is July 10, 2011.

We were in compliance with our covenants under the bank line of credit agreement as of June 30, 2010, on which date our bank borrowings totaled $13.3 million, which represented an increase of $1.9 million over our outstanding bank borrowings at June 30, 2009. That increase was due primarily to the use of bank borrowings to fund an increase in our product inventories at June 30, 2010. See “Cash Provided by (Used in) Operations” below. However, by August 4, 2010, we had reduced our outstanding bank borrowings to $11.1 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Cash Provided by (Used in) Operations. We generally use cash for, rather than generate cash from, operations in the first half of each year, because we build inventories and accounts receivables increase as our customers begin increasing their product purchases for the spring and summer months when sales of products increase due to seasonal increases in the usage and purchases of RVs and boats. See “Seasonality and Inflation” below.

During the six months ended June 30, 2010, we used cash of $4.9 million for our operations, primarily attributable to increases in accounts receivable and inventories of $5.6 million and $6.8 million, respectively, partially offset by a $3.9 million increase in accounts payable and $1.2 million in net earnings. By comparison, during the six months ended June 30, 2009, our operations generated positive cash flow of $6.2 million from operations, primarily attributable to reductions in inventories, other current assets and accounts payables of $6.0 million, $2.1 million, and $2.7 million, respectively, primarily in response to reductions in our sales due to the on-going economic recession and credit crisis, which reduced consumer demand for the products we sell.

At June 30, 2010, our inventories increased to $29.8 million from $24.7 million at June 30, 2009, as a result of (i) a plan to optimize our inventory levels in order to maximize customer fill rates, and (ii) increased purchases of our foreign-sourced, proprietary products.

Net Cash Used in Investing Activities. We used cash for investing activities of $207,000 in the six months ended June 30, 2010, as compared to $258,000 in the same six months of 2009. Those activities included capital expenditures of $150,000, primarily for purchases of warehouse and computer equipment, in the six months ended June 30, 2010, as compared to capital expenditures of $123,000 in the first six months of 2009.

Net Cash Provided by or (Used in) Financing Activities. Cash provided by or used in financing activities consists primarily of cash from the borrowings we obtain and repayments of such borrowings under our revolving bank credit facility. In the first six months of 2010, financing activities provided us with cash of $3.6 million. By comparison, in the first six months of 2009, we used $5.7 million of cash in financing activities primarily to make repayments on and reduce our borrowings under our bank line of credit.

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

Our long-term debt obligations consist primarily of borrowings under our revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to our bank borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates on our bank borrowings.

Expected Uses and Sources of Funds. We expect our principal uses for cash during the remainder of fiscal 2010 will be primarily to fund the working capital requirements of our business and capital expenditures and we anticipate that we will be able to fund our cash requirements with borrowings under our revolving credit facility and internally generated funds.

We continue to explore opportunities to increase our sales and our market share and to improve our profit margins. As a result, we plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, and to design, and obtain foreign supply sources to manufacture for us, products that we can market and sell not only in our RV and boating markets, but also into other markets, such as outdoor power equipment market. Since these activities will require us to invest in tooling needed for such products, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes as well.

Seasonality and Inflation

Seasonality. Sales of recreational vehicle and boating parts, supplies and accessories are seasonal. We generate significantly higher sales during the six-month period from March through August, when usage of RVs and boats are at their peak, than we do during the remainder of the year when winter weather conditions are not optimal for outdoor activities. Because a substantial portion of our expenses are fixed, operating income declines and we may incur losses and must rely more heavily on borrowings to fund operating requirements during the period from September through February when our sales are lower.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 16, 2010	By:	/S/ SANDRA A. KNELL
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