Form 10-Q
period 2010-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2010-11-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Securities Exchange Act Rule 12b- 2).      YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

4,660,097 shares of Common Stock as of November 4, 2010

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2010	December 31, 2009(1)
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$7,020	$5,561
Accounts receivable – net of allowances of $603 and $740 as of September 30, 2010 and December 31, 2009, respectively	8,918	8,831
Inventories	27,173	22,985
Other current assets	2,010	3,350

Total current assets	45,121	40,727
PROPERTY, PLANT, AND EQUIPMENT, NET	1,852	2,192
OTHER ASSETS	2,576	2,553

	$49,549	$45,472

LIABILITIES
CURRENT LIABILITIES
Current maturities of long-term obligations	$20	$112
Accounts payable	4,418	2,942
Accrued liabilities	3,523	3,149

Total current liabilities	7,961	6,203
LONG-TERM OBLIGATIONS	9,441	9,637

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,483,097 and 4,449,431 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	16,738	16,137
Accumulated other comprehensive income	1,394	1,114
Retained earnings	14,015	12,151

	32,147	29,632

	$49,549	$45,472

(1)	Taken from the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2009.

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$32,245	$29,596	$90,994	$85,932
Cost of sales, including distribution costs	26,381	23,464	73,474	68,849

Gross profit	5,864	6,132	17,520	17,083
Selling, general and administrative expenses	4,734	4,707	14,301	14,794

Operating income	1,130	1,425	3,219	2,289
Other expense
Interest	141	140	444	488
Other	30	50	39	179

	171	190	483	667

Earnings before income taxes	959	1,235	2,736	1,622
Income tax provision	$300	$333	871	446

Net earnings	$659	$902	$1,865	$1,176

Basic earnings per share	$0.15	$0.20	$0.42	$0.26

Diluted earnings per share	$0.14	$0.20	$0.41	$0.26

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net earnings	$1,865	$1,176
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	563	631
Equity in net earnings of affiliated companies, net of distributions	—	26
Stock based compensation expense	306	178
Loss on sale of property and equipment	(2)	(2)
Deferred income taxes	(54)	(350)
Changes in assets and liabilities:
Accounts receivable	(87)	435
Inventories	(4,188)	5,406
Other current assets	1,365	2,570
Accounts payable	1,476	872
Accrued liabilities	374	(172)

Changes in assets and liabilities	(1,060)	9,111

Net cash provided by operating activities	1,618	10,770
Cash flows from investing activities:
Proceeds from sales of property and equipment	39	3
Capital expenditures	(220)	(137)
Cash paid for derivative asset	—	(44)
Increase in other assets	(23)	(193)

Net cash used in investing activities	(204)	(371)
Cash flows from financing activities:
Borrowings under line of credit agreement	88,781	83,483
Repayments under notes payable and line of credit agreement	(89,069)	(91,462)
Issuance of common stock pursuant to employee stock option plans	65	—

Net cash used in financing activities	(223)	(7,979)
Effect of exchange rate changes on cash	268	1,284

NET INCREASE IN CASH	1,459	3,704
Cash beginning of period	5,561	1,860

Cash end of period	$7,020	$5,564

The accompanying notes are an integral part of these statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. The accompanying condensed consolidated interim financial statements have been prepared in accordance with accounting principles accounting principles generally accepted in the United States of America (“GAAP”) and Securities and Exchange Commission (“SEC”) rules applicable to interim financial information. The do not, however, include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2010, the results of its operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The accounting policies followed by the Company are set forth in Note A to, and these condensed consolidated financial statements should be read in conjunction with, our consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which we filed with the SEC on March 31, 2010.

2. The Company’s business is seasonal and its results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3. Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of outstanding stock options (using the treasury stock method) granted, and unvested restricted shares awarded, under our equity incentive plans. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For both the three and nine months ended September 30, 2010, options to purchase 422,000 shares of common stock and 177,000 restricted shares were excluded from the computation of diluted earnings per share because (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the treasury method, of unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive. For both the three and nine months ended September 30, 2009, 486,000 shares of common stock that were issuable on exercise of stock options were excluded from the computation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Numerator
Net earnings	$659	$902	$1,865	$1,176
Denominator
Weighted average shares outstanding	4,481	4,449	4,473	4,449
Dilutive effect of stock options	91	54	99	27

Denominator for diluted net income per share	4,572	4,503	4,572	4,476

4. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the capitalization criteria of ASC 840. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2010 (remaining three months)	$1,147
2011	4,036
2012	2,928
2013	2,642
2014	2,322
Thereafter	5,621

$18,696

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

5. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
USA	$24,506	$22,185	$67,473	$65,070
Canada	7,739	7,411	23,521	20,862

	$32,245	$29,596	90,994	85,932

6. Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Net earnings	$659	$902	$1,865	$1,176
Change in accumulated foreign currency translation adjustment and fair value of derivative:(1)	440	844	280	1,020

Comprehensive earnings (loss)	$1,099	$1,746	$2,145	$2,196

(1)	The net investment hedge, which related to our Canadian operations and expired in September 2009, has been accounted for under applicable derivatives guidance.

7. Stock Based Compensation.

The 2008 Equity Incentive Plan. In August 2008, our stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights (SARs), and restricted shares of common stock (“restricted shares”) to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our then existing stockholder-approved stock incentive plans (the “Previous Plans”). At the same time, those 41,500 shares ceased to be issuable under those Previous Plans. At September 30, 2010, options to purchase a total of 202,334 shares of our common stock, and a total of 177,000 shares of restricted stock, were outstanding under the 2008 Plan. At September 30, 2010 there were 68,166 shares available for future grants of equity incentives under the 2008 Plan.

Stock-based compensation was $116,000 and $58,000 for the quarters ended September 30, 2010 and 2009, respectively, and $306,000 and $178,000 for the nine months ended September 30, 2010 and 2009, respectively.

Previous Stock Incentive Plans. At the time the 2008 Plan was adopted, options to purchase a total of 593,333 shares of our common stock, granted under the Previous Plans, were outstanding. The Previous Plans had provided that, if outstanding options were to expire or otherwise terminate, the shares that had been subject to those options that were left unexercised would become available for the grant of new options under those Plans. However, the 2008 Plan provides that if any of the outstanding options granted under the Previous Plans expire or are terminated for any reason, the number of shares that are available for grants of equity incentives under the 2008 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previous Plans. At September 30, 2010, options to purchase a total of 449,667 shares of our common stock were still outstanding under the Previous Plans.

Fair Value of Options to Purchase Common Stock. The fair value of each option granted under our equity incentive plans was estimated as of its date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

We used the following weighted average assumptions in estimating the fair values of the options granted in the periods indicated below:

	Nine Months Ended September 30,
	2010	2009
Stock Incentive Plans:
Expected volatility	71.0%	57.0%
Risk-free interest rate	2.79%	1.76%
Expected dividend yields	N/A	N/A
Expected lives	10 years	3 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. Since the Company’s policy is to retain rather than distribute earnings, at least until economic conditions improve, no dividend yield was used in determining the fair values of the outstanding options at September 30, 2010 and 2009. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

The weighted-average grant-date fair values of options granted during the nine months ended September 30, 2010 was $3.23.

The following table summarizes stock option activity during the nine month ended September 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	707,667	$4.99
Granted	8,000	4.25
Exercised	(33,666)	1.94
Forfeited	(30,000)	7.78

Outstanding at September 30, 2010	652,001	$5.01	3.3 years	$505,399

Exercisable at September 30, 2010	449,401	$5.79	3.1 years	$189,159

Options vested and expected to vest as of September 30, 2010	642,957	$5.05	3.3 years	$483,530

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on September 30, 2010, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2010. The total pre-tax intrinsic value of options exercised during the nine months ended September 30, 2010 was $72,942.

A summary of the status of the Company’s nonvested options as of September 30, 2010, and changes during the nine months ended September 30, 2010, are presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January1, 2010	368,500	$1.20
Granted	8,000	3.23
Vested	(170,150)	1.63
Forfeited	(3,750)	2.60

Nonvested at September 30, 2010	202,600	1.22

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

Unrecognized compensation cost related to nonvested options granted under the Company’s stock incentive plans (i) as of September 30, 2010 totaled $149,522 which, as of that date, was expected to be recognized over a weighted average period of 1.6 years and (ii) as of September 30, 2009 totaled $341,800 which, as of that date, was expected to be recognized over a weighted average period of 2.1 years. At September 30, 2010, a total of 642,957 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

Restricted Stock. During the first nine months of 2010, we awarded a total of 177,000 restricted shares of common stock (“restricted shares”) to certain officers and other key management employees under the 2008 Plan. Those restricted shares are subject to possible forfeiture in the event that a holder of such shares does not remain in the continuous service of the Company for at least one year from the date the shares were awarded. Provided that the holder is still in the Company’s continuous service, one-third of his or her restricted shares will cease to be subject to the risk of forfeiture (that is, become “vested shares”) and, therefore, the holder of the shares must remain in the continuous service of the Company for a period of three years following the date of the award in order for all of his or her restricted shares to become vested. Until restricted shares become vested, those shares may not be sold or otherwise transferred, in whole or in part, by the holders of those shares, and are subject to additional restrictions. Compensation expense for these restricted share awards is based on the fair market value of the shares on their respective award dates and such expense is recorded over the vesting period of the awards. At September 30, 2010, the unrecognized compensation cost related to these restricted shares totaled approximately $598,000 which, as of that date, was expected to be recognized over a weighted average period of approximately 2.5 years. All 177,000 of the restricted shares outstanding under the 2008 Plan at September 30, 2010 are expected to vest. The aggregate intrinsic value of these restricted shares, at September 30, 2010, was $654,900

A summary of the status of the Company’s restricted stock activity follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	—	$—
Granted	177,000	4.15
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2010	177,000	$4.15

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

In January 2010, we adopted the applicable sections of the FASB’s guidance on earnings per share that addresses whether instruments granted in share-based payment transactions are participating securities. That guidance indicates that unvested share-based payments that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and, accordingly, should be included in the computation of basic earnings per share pursuant to the two-class method. We do not believe that the adoption of this guidance will have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued new guidance for improving disclosures about Fair Value Measurements. This guidance requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring the presentation, on a gross basis, of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. This guidance also clarifies existing disclosures regarding the level of

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS (Continued)

disaggregation, inputs and valuation techniques. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on March 31, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010 and became effective for the Company on June 30, 2010. At September 30, 2010, the Company did not have any Level 3 assets or liabilities which required disclosure pursuant to this guidance.

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

Forward Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations regarding our future operations, financial performance or financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based upon current information that is available to us, and on assumptions that we make, about trends or future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future periods to differ significantly from our expected financial condition and operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed (i) in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2009 (our “2009 10-K”) that we filed with the SEC on March 31, 2010, and (ii) in the subsection below, entitled “Management Overview – Factors Generally Affecting Sales of RV and Boating Products,” in this Item 2. Therefore, you are urged to read not only the information contained below in this Item 2, but also the discussion of the risk factors and uncertainties to which our business and future financial performance are subject, contained in Item 1A (entitled “Risk Factors”) in our 2009 10-K, which qualify the forward-looking statements contained in this report.

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

Weather conditions also can affect our operating results. Purchases and the usage of RVs and boats decline in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than in the spring and summer months in the second and third quarters of our fiscal year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if winter weather conditions extend into or unusually severe weather occurs during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and boats and, therefore, their purchase of the products we sell during periods when such purchases would ordinarily increase.

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

Overview of Operating Results – Three and Nine months Ended September 30, 2010 and 2009

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change 2010 vs. 2009	Amounts		% Change 2010 vs. 2009
	2010	2009		2010	2009
	(Dollars in thousands, except per share amounts)
Net Sales	$32,245	$29,596	9.0%	$90,994	$85,932	5.9%
Costs of Sales	26,381	23,464	12.4%	73,474	68,849	6.7%
Gross Profit	5,864	6,132	(4.4)%	17,520	17,083	2.6%
Selling, general and administrative exp.	4,734	4,707	0.6%	14,301	14,794	(3.3)%
Operating income	1,130	1,425	(20.7)%	3,219	2,289	40.6%
Other Expense	171	190	(10.0)%	483	667	(27.6)%
Earnings before income taxes	959	1,235	(22.3)%	2,736	1,622	68.7%
Net earnings	659	902	(26.9)%	1,865	1,176	58.6%
Earnings per common share – diluted	$0.14	$0.20	(30.0)%	$0.41	$0.26	57.7%

Three Months Ended September 30, 2010. As indicated in the table above, net sales increased by $2.6 million, or 9.0%, in the three months ended September 30, 2010, as compared to the same three months of 2009, which was attributable primarily to an increase in our sales of air conditioners. However, due primarily to a change in the mix of products sold to a greater proportion of lower margin products, such as air conditioners, and price reductions on selected products, our gross margin declined to 18.2% in the three months ended September 30, 2010, from 20.7% in the same three months of 2009. That decline, in turn, led to the decreases in operating income, pre-tax earnings and net earnings in the three months ended September 30, 2010, as compared to the same three months of 2009.

Nine Months Ended September 30, 2010. As indicated in the above table, operating income increased by $930,000, or nearly 40.6%, pre-tax earnings increased by $1.1 million, or 68.7%, and net earnings increased by $689,000, or 58.6%, in the in the nine months ended September 30, 2010, as compared to the same nine months of 2009. Those increases were primarily attributable to (i) a $5.1 million, or nearly 6%, increase in net sales, which more than offset a $4.6 million, or 6.7%, increase in costs of sales that caused our gross margin to decline to 19.3% from 19.9% in the same period of 2009, (ii) a $493,000, or 3.3%, reduction in selling, general and administrative (“SG&A) expenses, and (iii) a 184,000, or 27.6%, reduction in other expense, in the nine months ended September 30, 2010.

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

Our critical accounting policies consist of the accounting policies and practices we follow in determining: (i) our net sales and an allowance for product returns for each reporting period; (ii) the allowance for doubtful accounts which affects the carrying value of our accounts receivable; (iii) the amount of the allowance for excess and slow-moving or obsolete inventories, which affects the carrying value of our inventories; (iv) the amount of the valuation allowance that we may be required to recognize in order to reduce our deferred tax asset to the amount that we believe we will be able to use to reduce income taxes in future periods; (v) foreign currency translation gains and losses that arise from our foreign operations or foreign purchasing activities; and (vi) the amount of our product warranty reserve to cover the costs to us of product warranty claims from consumers. There were no material changes in our critical accounting policies or their application during the period from January 1, 2010 to September 30, 2010. Accordingly, reference is hereby made to and there is incorporated herein, the more detailed information regarding our critical accounting policies that is contained in our 2009 10-K, in the section captioned “Critical Accounting Policies and Use of Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note A—“Summary of Significant Accounting Policies” in the Notes to our Consolidated Financial Statements contained in Item 8, and readers of this report are urged to read those sections of that 10-K.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we sell, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three and nine months ended September 30, 2010 and 2009:

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		Percent Change 2010 vs. 2009	Amounts		Percent Change 2010 vs. 2009
2010	2009		2010	2009
(Unaudited)
$32,245	$29,596	9.0%	$90,994	$85,932	5.9%

The increase in net sales during the three months ended September 30, 2010 was due primarily to an increase in sales of air conditioners. The increase in net sales during the nine months ended September 30, 2010, was due not only to the increase in air conditioner sales, but also to a modest firming, during the first half of the year, in demand for the products that we sell, as Aftermarket customers replenished product inventories in anticipation of the summer selling season.

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

The following table compares our gross profits (in thousands of dollars) and our gross margin in the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gross profit	$5,864	$6,132	$17,520	$17,083
Gross margin	18.2%	20.7%	19.3%	19.9%

The decreases in our gross profits and gross margin in the three months ended September 30, 2010, as compared to the same three months of 2009, were primarily due to the increase in sales of air conditioners on which we realize lower margins and price reductions on selected products in response to increased price competition in our markets. In the nine months ended September 30, 2010, gross profits increased due to the increase in net sales, which more than offset an increase in costs of sales. However, our gross margin declined to 19.3% from 19.9% in the same nine months of 2009 due to a combination of factors, consisting primarily of (i) selected price reductions that we implemented in response to increased price competition in our markets, (ii) a change in the mix of products sold to a greater proportion of lower-margin items, and (iii) an increase in freight-in costs.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Selling, general and administrative expenses	$4,734	$4,707	$14,301	$14,794
As a percentage of net sales	14.7%	15.9%	15.7%	17.2%

While net sales in the three months ended September 30, 2010 increased by 9%, we were able to limit the increase in selling, general and administrative (“SG&A”) expenses to $27,000 or approximately 0.5%, primarily as a result of cost cutting measures that we began implementing in the first quarter of 2009 in response to the economic recession and the credit crisis and their impact on our results of operations. As a result, such expenses declined as a percentage of revenues to 14.7% from 15.9% in the same three months of 2009. In the nine months ended September 30, 2010, we were able to reduce our SG&A expenses by $493,000, or 3.3%, and as a percentage of net sales to 15.7% from 17.2% in the corresponding period of 2009, also as a result of those cost-cutting measures, which included (i) workforce reductions, (ii) reductions in management salaries and employee wages, and (iii) reductions in selling and marketing and other administrative expenses.

Other Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Other Expense
Interest expense	$141	$140	$444	$488
Other	30	50	39	179

Total	$171	$190	$483	$667

As a percentage of net sales	0.5%	0.6%	0.5%	0.8%

The largest component of other expense is the interest expense that we incur on bank borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets. Interest expense was essentially unchanged in the three months ended September 30, 2010 as compared to the same three months of 2009, as declines in prevailing rates of interest more than offset the effects of an increase, during the three months ended September 30, 2010, in average borrowings outstanding, which we used primarily to fund working capital requirements. For the nine months ended September 30, 2010, interest expense declined by $44,000, or 9.0%, as compared to the same nine month period of 2009, due primarily to a reduction in our average outstanding bank borrowings in the first quarter of this year as compared to the same period of 2009.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Income tax provision	$300	$333	$871	$446
Effective tax rate	31.3%	27.0%	31.8%	27.5%

Our effective tax rate is affected by the amount of our pre-tax earnings, the amount of our expenses that are not deductible for income tax purposes and by differences in the tax rates on income generated or losses incurred by our U.S. operations and the tax rates on income generated or losses incurred by our foreign subsidiaries.

Financial Condition, Liquidity and Capital Resources

Funding of Working Capital Requirements. We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit agreement and internally generated funds.

During the nine months ended September 30, 2010, the revolving bank line of credit permitted us to borrow up to the lesser of (i) $25,000,000 or (ii) an amount equal to 80% of eligible accounts receivable and 50% of eligible inventory. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 2.00% or, at our option (but subject to certain limitations), at LIBOR plus 3.75% per annum and the maturity date of the bank line of credit was July 10, 2011.

We were in compliance with our financial covenant under the bank line of credit agreement as of September 30, 2010, on which date our bank borrowings totaled $9.4 million, which represented an increase of $0.3 million over our outstanding borrowings at September 30, 2009. On November 4, 2010, our outstanding bank borrowings totaled $10.0 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Effective November 8, 2010, we entered into a Seventh Amendment to the bank line of credit agreement with the bank (the “Seventh Amendment”) which, among other things, (i) extends by three years the maturity date of the credit line from July 10, 2011 to July 10, 2014; (ii) reduces the rates at which we pay interest on our borrowings, (iii) modifies the formula for determining the maximum borrowings that may be outstanding at any one time during the period from February 1 through May 31 of each year from 80% to 85% of eligible accounts receivables and from 50% to 55% of eligible inventory, but in no event more than $25,000,000; (iv) changes the fixed charge coverage ratio required to be met by us to 1.10:1.0, beginning with the 12 month period ending on December 31, 2010 and continuing for each 12 month period ending on the last day of each fiscal quarter thereafter; and (v) will permit us to pay, without the bank’s approval, cash dividends of up to 50% of our net earnings, provided that our fixed charge coverage ratio is greater than 1.5:1.0 and we had available unused credit under the credit line of more than $4 million for the 90 days ending on the date of (and after giving effect to) the dividend payment. The foregoing summary of the Seventh Amendment is qualified in its entirety by reference to the Seventh Amendment, itself, a copy of which is attached as Exhibit 10.99 to this Quarterly Report on Form 10-Q.

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

During the nine months ended September 30, 2010, our operations generated positive cash flow of $1.6 million, primarily attributable to $1.9 million of net earnings, a $1.5 million increase in accounts payable and a $1.4 million decrease in other assets which were largely, but not entirely, offset by an increase in inventories of $4.2 million. During the nine months ended September 30, 2009, our operations generated positive cash flow of $10.8 million, primarily attributable to a $5.4 million reduction in inventories, a $2.6 million reduction in other current assets and $1.2 million in net earnings. At September 30, 2010, our inventories totaled $27.2 million, up from $25.3 million at September 30, 2009, as a result of (i) a plan to optimize our inventory levels in order to maximize customer fill rates, and (ii) increased purchases of our foreign-sourced, proprietary products.

Net Cash Used in Investing Activities. We used cash for investing activities of $204,000 in the nine months ended September 30, 2010, primarily to fund capital expenditures for purchases of warehouse and computer equipment. By comparison, we used $371,000 in investing activities, primarily to fund purchases of capital equipment and an increase in other assets in the same nine months of 2009.

Net Cash Used in Financing Activities. Cash provided by or used in financing activities consists primarily of cash from the borrowings we obtain and repayments of such borrowings under our revolving bank line of credit. In the first nine months of 2010, we used cash of $223,000 in investing activities, which primarily represented the amount by which repayments exceeded borrowings under our revolving bank line of credit during that period. By comparison, in the first nine months of 2009, we used $8.0 million of cash in financing activities, which represented the amount by which repayments exceeded borrowings under our revolving bank line of credit during that period.

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

Our long-term debt obligations consist primarily of borrowings under our revolving bank line of credit. It is not possible to calculate future interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of the products we sell. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption

“Financial Condition, Liquidity and Capital Resources—Funding of Working Capital Requirements” are the formulas that applied to the determination of the interest rates on our bank borrowings during the nine months ended September 30, 2010.

Expected Uses and Sources of Funds. We expect our principal uses for cash during the next 12 months will be primarily to fund the working capital requirements of and capital expenditures for our business and we anticipate that we will be able to fund those cash requirements with borrowings under our revolving bank line of credit and internally generated funds.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2009.

ITEM 5.	OTHER INFORMATION

Effective as of November 8, 2010, the Company and Bank of America, N.A. (the “Bank”) entered into the Seventh Amendment to the Third Amended & Restated Loan and Security Agreement between the Company and the Bank (the “Seventh Amendment”), which amends the Company’s existing senior secured revolving bank credit line in certain respects. Set forth below is a summary of the material terms of the Seventh Amendment, which summary is qualified in its entirety by reference to a copy of the Seventh Amendment which is attached as Exhibit 10.99 to this Report on Form 10-Q.

The principal change made by the Seventh Amendment is a three-year extension of the maturity date of the bank credit line from its current maturity date of July 10, 2011 to July 10, 2014. The Seventh Amendment also (i) reduces the rates at which we pay interest on credit line borrowings, (ii) modifies the formula for determining the maximum borrowings permitted to be outstanding at any one time under the credit line during the period from February 1 through May 31 of each year to 85%, from 80%, of eligible accounts receivables and to 55%, from 50%, of eligible inventory, but in no event more than $25 million; (iii) changes the fixed charge coverage ratio required to be met by us to 1.10:1.0 beginning with the 12 month period ending on December 31, 2010 and continuing for each 12 month period ending on the last day of each fiscal quarter thereafter; and (iv) will permit us to pay, without having to obtain the Bank’s approval, cash dividends of up to 50% of our net earnings, provided that our fixed charge coverage ratio is greater than 1.5:1.0 and we had available unused credit under the credit line of more than $4 million for the 90 days ending on the date of (and after giving effect to) the dividend payment.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.99	Seventh Amendment to Revolving Bank Line of Credit Agreement dated as of November 8, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 15, 2010	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.99	Seventh Amendment to Revolving Bank Line of Credit Agreement dated as of November 8, 2010

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1