Form 10-K
period 2010-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2011-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of Registrant as of June 30, 2010, the last day of the second quarter of fiscal 2010, which was determined on the basis of the closing price of Registrant’s shares on that date, was approximately $14,694,000.

As of March 18, 2011, a total of 4,541,596 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from Registrant’s Definitive Proxy Statement expected to be filed on or before April 30, 2011 for its Annual Meeting.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations, beliefs or views regarding our future financial condition or financial performance or trends in our business or markets that are contained in this Report are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A of Part I of this Report in the Section entitled “RISK FACTORS” and some of the factors and uncertainties that can affect our business, financial condition and results of operations also are set forth in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

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

Overview of Our Business

The Coast Distribution System, Inc. is, we believe, one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats in North America. We supply almost 11,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Our customers are comprised primarily of RV and boat dealers, supply stores and service centers (“Aftermarket Customers”), which resell the products they purchase from us, at retail, to consumers. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the respective operating results of the Company’s operations in the United States and Canada.

We have introduced into the marketplace a number of products that have been designed specifically for us by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers. We market these products (which are referred to in this Annual Report as either “proprietary products” or “Coast branded products”) under our own brand-names in competition with or, in some cases that are complementary to, products from traditional suppliers of RV and boating parts, supplies and accessories. Due to differences in costs, we generally are able to generate higher margins on sales of proprietary products than we are able to realize on sales of competing products. For additional information regarding our proprietary products, see “Products — Proprietary Products Strategy and Sales” below.

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

The market for RV parts, supplies and accessories distributed by the Company is comprised of RV dealers and RV supply stores and service centers. The RV products that we sell include optional equipment and accessories, such as trailer hitches, air conditioning units, water heaters, portable generators, outdoor furniture, and other accessories, and replacement and repair parts and maintenance supplies. The market for the boating parts, supplies and accessories that we sell is comprised primarily of independent boat dealers that sell boats and boating parts, supplies and accessories at retail. Independent boat dealers primarily purchase replacement parts, boating supplies and smaller accessories from us.

Products

General. We carry a full line of almost 11,000 RV and boating parts, supplies and accessories which we purchase from more than 400 manufacturers. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, outdoor furniture, mirrors and compressors. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment that are designed primarily for use on trailer-towable boats.

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

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for more than 2% of our sales in 2010, 2009 or 2008.

We have begun to market and sell portable generators and certain other products, including some of our proprietary products, to other distributors, national and regional home improvement and home accessories chains, catalogue stores, hardware stores and agricultural equipment outlets, which operate within the outdoor power equipment market. However, to date, our sales to those customers have not been material in relation to our sales of such products to RV and boating Aftermarket customers and there is no assurance that we will be successful in penetrating the outdoor power equipment market.

Our Customer Service Center and Electronic Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

We operate a national customer sales and service center through which our customers can obtain product information and place orders by telephone using toll-free telephone numbers. Our customer sales and service center is staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues. We also maintain web sites where our customers can submit orders electronically.

Orders transmitted by customers either electronically, or via telephone to the national customer sales and service center, are entered into our computer system and then are electronically transmitted to the regional distribution center selected by the customer, where the products are picked, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock.

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

Arrangements with Manufacturers

General. The products which we distribute are purchased from more than 400 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no long term supply contracts or guaranteed price or delivery agreements with manufacturers, including the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, generally we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture.

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

During the year ended December 31, 2010, none of our suppliers accounted for more than 5% of our product purchases, except Airexcel, Inc., which manufacturers and supplies us with Coleman® brand RV air conditioners. The dollar volume of our purchases of air conditioners from Airexcel accounted for 20% of the total dollar volume of our product purchases in 2010. By comparison, product purchases from Airexcel accounted for 18% and 15% of the total dollar volume of our product purchases in 2009 and 2008, respectively. Product purchases from Thule Towing Systems (formerly Valley Industries), which supplied us with towing products, accounted for 5% and 6% of the total dollar volume of our product purchases in each of 2009 and 2008, respectively. Purchases of portable and standby generators from Wuxi Kipor Power Co., Ltd. (“Kipor”), accounted for 6% of the total dollar volume of our product purchases in 2008. No other product suppliers accounted for as much as 5% of our product purchases in 2009 or 2008.

During 2009, we significantly reduced our purchases of generators from Kipor as we began transitioning to a new supplier of portable and standby generators, sales of which commenced in the first quarter of 2010. Additionally, we have arranged for a number of towing products of the types formerly supplied to us by Thule to be manufactured for us by other suppliers. As a result, our purchases of towing products from Thule declined significantly in 2010. We also have designed and arranged for the manufacture, by other suppliers, of and have begun selling a new line of hitch products and a new line of electric jacks, primarily for use on travel trailers. We believe that these products offer price, performance and ease of use advantages to consumers over competing hitch and electric jack products that are currently available in the market. Moreover, these new products will broaden the range of towing products that we offer to our RV and boating customers and we believe have applications in other markets, as well.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, product manufacturers generally warrant the products they sell to us and allow us to return defective products for credit or replacement, including those that have been returned to us by our customers. However, we do sell portable generators under a product supply arrangements with the manufacturer which provide for us to share the costs of providing warranty services for these products. The warranty period is 24 months following the sale of a generator to a retail customer. At December 31, 2010 and 2009, we had established reserves of $469,000 and $358,000, respectively, for potential warranty claims with respect to those products. However, there is no assurance that warranty claims in the future will not exceed these amounts.

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

We compete on the basis of the quality, speed and reliability of our service, the breadth of our product lines and on price. We believe that we are highly competitive in each of these areas.

As discussed earlier in this Report, we sell portable generators and certain other products, not only in the RV and boating markets, but also in other markets, such as the outdoor power equipment market, in which we have not previously sold products. We also intend to seek additional products that we can source from overseas suppliers for resale into other markets in the United States and Canada. We expect to encounter intensive competition from manufacturers and distributors of competing products in those other markets. Many of those companies are larger and have greater marketing and financial resources than we do and are better known than us in these markets. Therefore, there is no assurance that we will be successful in competing against those companies.

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

Employees

At December 31, 2010, we had approximately 265 full-time employees, which include employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

Our Website

Our internet website address is www.coastdistribution.com. Our Annual Report to Stockholders and all of our SEC filings are available on our website, without charge. Copies of these filings also are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC at its website, which is www.sec.gov.

ITEM 1A.	RISK FACTORS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or future financial condition or trends in our business or markets constitute “forward-looking statements.” Forward-looking statements contain estimates, predictions and our expectations, beliefs and views about our future financial performance or future financial condition, or regarding financial or market trends that may affect our future results of operations. Such statements are based on current information available to us and our business is subject to a number of risks, market conditions and uncertainties that could cause our actual operating results or our financial performance or financial condition in future periods to differ, possibly significantly, from our current expectations and the estimates that are set forth in the forward looking statements contained in this Annual Report. Set forth below is a discussion of those risks and uncertainties. However, readers of this Report are cautioned that it is not possible to predict all of the events or circumstances that might occur and might adversely affect our financial performance or operating results in the future and, therefore, there may be other risks to which our business is subject that are not addressed below.

Our business and financial performance are affected by economic conditions that affect consumers.

Our sales are affected directly by the level of purchases and the usage by consumers of RVs and boats which, in turn, are dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs and boats. As a result, our sales are affected primarily by (i) the discretionary income that consumers have to spend, (ii) their confidence about economic conditions which determines their willingness to spend their discretionary income, (iii) the availability of and the interest rates payable on borrowings, including credit card debt, on which consumers generally rely to finance their purchases of and the costs of using RVs and boats, and (iv) the availability and prices of gasoline, which affect the ability and cost of operating and using their RVs and boats. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

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

Our results of operations in 2010, 2009 and 2008 illustrate the impact that adverse economic and market conditions can have on our business and financial performance. The current economic recession, which is reported to have begun in late 2007, became quite severe during the second half of 2008 and has continued through 2010 and has had wide-ranging consequences for the economy as a whole and has created serious and unprecedented difficulties for the RV and boating industries in particular. The recession began with dramatic declines in home prices and increases in mortgage loan delinquencies and home foreclosures that, in turn, led banks and other lending institutions to significantly curtail the availability of credit to both businesses and consumers. Those conditions resulted in a considerable decline in economic activity throughout the country and sharp and rapid drops in the prices of stocks and bonds, which led to rapid increases in unemployment and significant declines in the retirement savings of consumers that significantly reduced their discretionary income and caused them to lose confidence in the economy and in their own economic security. As a result, consumers have significantly curtailed their purchases and usage of RVs and boats that significantly reduced their need for and their purchases of the products we sell.

Although economic conditions began to improve in 2010, unemployment remains high and considerable uncertainties remain with respect to the strength and sustainability of an economic recovery. As a result, we expect that consumers will continue to be reluctant to increase their spending generally or their purchases and usage of RVs and boats, in particular, at least during the first half of 2011. Consequently, we have been diligent in our programs designed to enable us to gain market share, increase our profit margins and reduce our costs in order to offset the effects that these economic and market conditions could have on our results of operations during 2011. However, due those uncertainties, it is not possible to predict, with any degree of accuracy, whether or not these programs will enable us to achieve improvements in our operating results in 2011, as compared to 2010 and we could incur losses in 2011.

For a more detailed discussion of how these economic conditions affected our results of operation and financial condition in 2010, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” below, in Part II of this Report.

The economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance.

The economic recession and credit crisis have led to the closure or bankruptcies of many RV and boating dealers and a number of well-known RV manufacturers which could significantly reduce the size of the RV and boating markets and the number of our Aftermarket Customers and, therefore, adversely affect our business, sales, gross profit margins and future financial performance. In addition, the spending habits of consumers who purchase and use RVs and boats may change as a result of the current economic recession and credit crisis, because consumers may choose, even after the economy recovers, to reduce their spending and use of consumer credit, which could result in a decline in their purchases and usage of RVs and boats and, therefore, in their need for and purchases of the products we sell. Also, owners of RVs and boats may increasingly choose to purchase RV and boating parts, supplies and accessories from lower cost sellers, such as mass merchandisers and web-based retailers, instead of from independent dealers, supply stores and service centers that comprise our Aftermarket customers that purchase products from us, which could adversely affect our market share, pricing, and sales revenues and, as a result, our future financial performance.

From time to time we may have to restructure our business to react to worsening economic conditions, a decline in the RV or boating industries (or the softening of those industries) and/or to changing technology, products and markets. If we are not able to continue to improve our business processes, our financial and/or our information technology systems, or if we are not able to restructure our business in response to the deteriorating economic conditions, we may not be able to achieve our financial objectives.

Volatility of gasoline prices could affect our sales and future financial performance.

Increases in the costs of and shortages in the supplies of gasoline can lead consumers to reduce their usage of, and may discourage some consumers from purchasing, RVs and boats which, in turn, would result in decreases in their purchases of the products we sell. In particular, during the last few years there has been increased volatility in the prices of gasoline due to concerns about the supplies available to or within the United States, due to (i) the growth in demand and competition for oil and gasoline from emerging and high growth economies, such as China and India, (ii) conflicts and political unrest in the middle east and (iii) natural and human-made disasters, such as the recent gulf oil spill. It is also difficult to predict whether uncertainties regarding and increases in gasoline prices will have short or longer term effects on the use and purchases by consumers of RVs and boats. As a result these conditions and uncertainties also may increase cyclical swings in and make it more difficult to predict our future operating results.

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

We rely heavily on bank borrowings to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay the principal of and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement or lead the bank to impose restrictions on the borrowings that will be made available to us. In either of those events, it could become necessary for us to reduce the size and scope of our business, which could hurt our financial condition and operating results.

Risks of our reliance on sole sources of supply for certain of our products.

We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other manufacturing problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with one of our competitors, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship, our sales and earnings could decline, possibly to a significant extent.

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

In order to increase our sales and reduce our costs of sales and, thereby increase our profitability, we have introduced into the RV and boating markets a growing number of products that have been designed by or for us and which are manufactured and sold to us, generally on an exclusive basis, by a number of different manufacturers. More recently, we have begun sourcing and purchasing, from overseas suppliers, and marketing and selling a number of new products, such as portable generators, into new markets. We have only limited experience in marketing and selling such products, and there is no assurance that these products will gain acceptance among customers in those markets. We also encounter considerable competition from companies that manufacture or sell competing products in those same markets. Many of those companies are larger, more established and better known and have greater financial and marketing resources than we have. Also, we have greater responsibilities for quality control and in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV or boating markets. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims related to the proprietary products we sell.

Our financial performance and cash flows can be adversely affected by currency fluctuations associated with our operations in Canada and our increased reliance on foreign product suppliers.

Currency Risks Associated with our Canadian Operations. Our wholly-owned Canadian subsidiary accounts for approximately 26% of our annual net sales. That subsidiary purchases a substantial portion of the products it sells from manufacturers in the United States and pays for those products in U.S. dollars, but sells those products to its customers in Canadian dollars. In the event the Canadian dollar weakens in relation to the U.S. dollar, the costs of those products to our Canadian subsidiary would increase, thereby reducing its gross margin, unless it is able to pass the higher costs on to its customers by raising its prices without adversely affecting its sales volume. If our Canadian subsidiary is unable to pass the higher costs on to its customers, our gross profits, operating income and cash flows would decline during any periods when there are declines in the value of the Canadian dollar in relation to the U.S. dollar.

Currency and other Risks Associated with our Purchases of Foreign Sourced Products. As we increase our purchases of products from foreign suppliers, we may become increasingly vulnerable to the effects of political instability and adverse economic conditions in the countries in which those suppliers are located. Additionally, purchases of products in foreign countries create currency risks for us. In those instances when we pay for foreign sourced products in U.S. dollars, a weakening U.S. dollar may lead foreign suppliers to increase the prices they charge us for their products in order to mitigate their currency exchange risks. In those countries where we buy products in the local currency, to the extent it becomes necessary for us to convert U.S. dollars into the local currency in order to pay for those products, a weakening dollar would make the local currency more expensive for us, thereby increasing the costs to us of purchasing those products. Moreover, a devaluation of local currencies may lead foreign suppliers to increase the prices they charge us for their products. Any of these events or circumstances could reduce the margin advantage that we could otherwise realize on resales of foreign sourced products in North America, unless we are able to pass along the higher costs to our customers without adversely affecting our sales volume. If we are unable to pass such higher costs on to our customers, our gross profits and operating income and our cash flows would decline.

When appropriate, we may attempt to limit our exposure to exchange rate changes by entering into currency exchange contracts. There is no assurance that we will hedge or will be able to hedge such foreign currency exchange risk or that our hedges will be successful. Our currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.

We are subject to product liability risks and warranty claims.

Product Liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against the manufacturers of the products we sell. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. We also conduct quality control testing, at our own product testing laboratories in the United States, of many of the proprietary products that we sell. However, although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained either by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have and which, as a result, could adversely affect our results of operations or financial condition. Moreover, the risks of incurring liabilities for product defects has increased as a result of our proprietary products strategy, because many of the suppliers of those products are located overseas, making us a more attractive target for product liability claims.

Warranty Claims Risks. In certain instances, we have assumed the responsibility for dealing with and resolving product warranty claims from customers. As a result, we have had to establish reserves for potential product warranty claims which has increased our costs of sales. In addition, the amount of those reserves are determined based not only on historical warranty claims experience, but also on estimates of the amount and costs to us of future warranty claims. If the actual number or the costs of warranty claims were to exceed our estimates, it could become necessary for us to increase those reserves, which would result in an increase in our costs of sales and which, as a result, could adversely affect our profit margins and our results of operations. See “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Critical Accounting Policies” below in this Annual Report.

Risks of patent infringement claims.

We design, or have independent product design firms or manufacturers, design and engineer a number of the proprietary that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review all new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary rights held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

We face substantial competition that could lead to declines in net sales or reductions in our gross profits.

We face significant competition in each of our markets which can adversely affect our sales, profit margins and operating results. In our RV and boating products markets we face competition not only from other wholesale distributors, but also from mass merchandisers, web retailers, catalog houses and national and regional retail chains that sell RV or boating parts, supplies and accessories. Moreover, due to their size and financial resources, some of those mass merchandisers and national or regional chains are able to purchase such products directly from manufacturers at prices comparable to the prices at which we are able to purchase such products from those same or competing manufacturers. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV and boating dealers, supply stores and service centers that purchase products from us and, therefore, their pricing decisions and the breadth of the products they sell can affect both the volume of our sales and the prices we are able to charge our customers for the same or competing products. Additionally, price competition, particularly from such mass merchandisers and national chains, has been increasing as they seek to maintain and increase their market shares. As a result, in order to remain competitive it could become necessary for us to reduce our prices, including the prices at which we sell our proprietary and Coast branded products, in which event we could lose the price and margin advantages that we have gained from the sale of those products. If we match our competitors’ price reductions, our gross profits and gross margin could be adversely affected. Additionally, we face stiff competition in the sale of portable power generators and other products in the outdoor power equipment market from manufacturers and suppliers of competing products, some of which are larger, have greater marketing and capital resources and are better-known in that market, which could force us to reduce our prices for or prevent us from increasing our sales of those products and could cause us to incur losses as a result of our efforts to sell products in markets other than the RV and boating markets.

Risk that our deferred tax asset may not be fully realized.

We have recorded, on our balance sheet, a “deferred tax asset” which consists of tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to reduce income taxes that we would otherwise have to pay on the taxable income that we generate in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire at various dates in the future if not used to offset taxes on taxable income by such dates. Accordingly, our ability to fully use this deferred tax asset to reduce our tax liabilities in the future depends on the amount of taxable income that we are able to generate prior to such expiration dates. If we determine that it is no longer more likely, than not, that we will be able to fully utilize the deferred tax asset, we would be required to establish (or increase any existing) valuation allowance to reduce the recorded amount of the deferred tax asset on our balance sheet to the amount of the tax benefits we believe we will be able to use prior to their expiration dates. Such an allowance is established or increased by a non-cash operating charge that would increase the provision for income taxes or reduce any income tax benefit in the fiscal period in which that valuation allowance is established or increased. At December 31, 2010, we had a valuation allowance in the amount of nearly $1.2 million which has reduced the carrying value of our deferred tax asset to $2.7 million. There is no assurance, however, that we will be able to fully utilize this deferred tax asset as that will depend on our future operating results.

Moreover, if we are not able to generate taxable income in the future that will enable us to fully utilize this deferred tax asset, it could become necessary for us to increase the valuation allowance in future periods, which would have the effect of increasing our income tax provision or reducing any income tax benefit that we would record in our statements of operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Critical Accounting Policies” below in this Annual Report.

Risk of unanticipated expenses upon new product introduction.

The introduction of new proprietary products is important to our future success. We may incur unexpected expenses, however, when we introduce new products. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. The costs resulting from these types of problems could be substantial, and could have a significant adverse effect on our earnings.

Loss of key management.

Our future performance is substantially dependent upon the continued services of certain members of our senior management. The loss of the services of any key members of senior management could have a material adverse effect upon us. In addition, our continued growth depends on our ability to attract and retain skilled executives. There can be no assurance that we will be able to retain our existing personnel or attract additional qualified executives in the future.

Rick of fluctuations in our share price.

The market price of our common stock may be subject to significant fluctuations in response to our operating results, our ability to meet market expectations and other factors. Variations in the market price of our common stock may also be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors. These market fluctuations, as well as general economic conditions, may adversely affect the market price and the liquidity of our common stock. We cannot assure that the market price of our common stock will not fluctuate or decline significantly in the future.

Reliance on our information technology systems exposes us to potential risks.

Reliance on our information technology systems exposes us to potential risks such as interruptions due to natural disasters, such as earthquakes or fire, cyber-attacks, unplanned data center and system outages, fraud perpetrated by malicious individuals and other causes. Our information technology systems are hosted in two locations: our headquarters in Morgan Hill, California and at a co-location managed by a third-party provider.

Our ability to manage our inventory in a volatile market could adversely affect our profitability.

Our success also depends upon our ability to successfully manage our inventory and to anticipate and respond to purchasing trends and customer demands in a timely manner. The use, and therefore the purchases, by consumers of the products we sell can be volatile and uncertain because they can be affected by a number of factors, including general economic and market conditions, competition and consumer preferences, none of which are within our control. We usually must order inventory in advance of each year’s selling season. Moreover, the lead times for many of our purchases (particularly of foreign sourced products) may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in customer demand or changes in prices. If we misjudge either the market for our products or our customers’ purchasing habits, our revenues may decline significantly and we may have either insufficient quantities of products to satisfy customer demand or we may be required to write down excess inventory, either of which would result in lower earnings.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with principles generally accepted in the United States (“GAAP”). Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. The identification of a material weakness could indicate a lack of controls adequate to general accurate financial statements that, in turn, could cause a loss of investor confidence and decline in the market price of our common stock.

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

We operate 13 regional warehouse and distribution centers in 12 states in the United States and 4 regional warehouse and distribution centers, each located in a different Province, in Canada. All of these facilities are leased under triple net leases which require us to pay, in addition to rent, real property taxes, insurance and maintenance costs. The following table sets forth certain information regarding those facilities.

Locations	Square Footage	Lease Expiration Dates
United States:
Wilsonville, Oregon	57,000	December 31, 2011
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	58,700	October 31, 2011
San Antonio, Texas	27,300	October 31, 2013
Denver, Colorado	50,000	January 31, 2016
Elkhart, Indiana	109,700	January 31, 2017
Lancaster, Pennsylvania	54,900	December 31, 2011
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2013
Gilbert, Arizona	34,700	March 31, 2012
Salt Lake City, Utah	30,400	October 31, 2013
Johnstown, New York	52,500	November 30, 2012
Eau Claire, Wisconsin	17,300	January 31, 2012
Canada:
St. Bruno, Quebec	59,600	January 31, 2021
Orillia, Ontario	36,500	November 30, 2011
Calgary, Alberta	41,200	January 31, 2016
Langley, British Columbia	22,800	December 31, 2016

As indicated in the above table, certain of the warehouse and distribution center leases are scheduled to expire within the next seven to twelve months. While we currently expect to renew most of these leases, we could decide, instead, either to relocate or close one or more of these distribution centers.

We also lease 18,100 square feet of space in Elkhart, Indiana where we maintain a product testing facility.

Our executive offices are located in Morgan Hill, California, a suburb of San Jose, where we lease 13,700 square feet of office space. Our address at that location is 350 Woodview Avenue, Morgan Hill, California 95037, where our telephone number is (408) 782-6686.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incidental to our operations, and we have our own product liability insurance policies, and in many instances also indemnities from the manufacturers from which we obtain our products, to protect us from liabilities that could arise from such claims. On two occasions, we were named as a defendant in patent infringement litigation brought against manufacturers of certain of our proprietary products. To date we have not incurred any material liabilities in any product liability, personal injury or patent litigation and there is no legal action presently pending against us that we believe is likely to have a material adverse effect on our financial condition or results of operations. However, there is no assurance that we will not incur product liabilities in the future that exceed our product liability coverage. See “RISK FACTORS — We are subject to product liability risks and warranty claims” above.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
James Musbach	60	President, Chief Executive Officer and a Director
Thomas R. McGuire	67	Executive Chairman and Chairman of the Board of Directors
Sandra A. Knell	53	Executive Vice President, Chief Financial Officer and Secretary
David A. Berger	56	Executive Vice President — Operations
Dennis A. Castagnola	63	Executive Vice President — Proprietary Products

Set forth below is certain information regarding the Company’s executive officers.

JAMES MUSBACH. Mr. Musbach, who had served as President of Coast from 1994 to 1995, rejoined the Company in September 2006 as its President and Chief Operating Officer. Mr. Musbach was promoted to the position of Chief Executive Officer of the Company effective April 2008. Between 1995 and his return to Coast, Mr. Musbach held various management positions with Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems, most recently serving as an Executive Vice President of Raytek and the General Manager of Raytek’s Portable Products Division.

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

The following table sets forth, for the calendar quarters indicated, the range of the high and low per share sales prices of our common stock as reported by the American Stock Exchange.

	Sales Prices Per Share
	High	Low
2010
First Quarter	$4.48	$3.75
Second Quarter	4.55	4.00
Third Quarter	4.25	3.60
Fourth Quarter	4.07	3.33
2009
First Quarter	$1.63	$0.67
Second Quarter	3.27	0.87
Third Quarter	3.80	1.75
Fourth Quarter	4.57	2.89

On March 18, 2011 the closing per share price of our common stock on the American Stock Exchange was $4.25 and there were approximately 700 holders of record of the Company’s shares.

Dividend Policy

In 2005, our Board of Directors adopted a cash dividend policy that provided for the payment of quarterly cash dividends. In November 2008, the Board decided to suspend the payment of cash dividends in order to preserve cash for the Company’s operations in response to the economic recession and the credit crisis. In addition, our bank line of credit agreement contains restrictions on the payment by us of cash dividends. As a result, we do not expect to pay cash dividends at least for the foreseeable future.

No cash dividends were paid in 2010 or 2009. Cash dividends paid to our stockholders in 2008 totaled $578,000.

Stock Price Performance Graph

The graph that follows presents a five-year comparison of cumulative total returns for (i) Coast, (ii) an index comprised of companies within the recreational products markets that were selected by us (the “Peer Group”), and (iii) the NYSE American Stock Exchange composite index (the “AMEX Composite”). The Peer Group consists of Brunswick Corporation, Thor Industries, and Winnebago Industries, Inc., which, during the past five years, were manufacturers of recreational vehicles or boats, TriMas Corporation, which manufactures RV and trailer products, and West Marine Inc. which sells boating parts, supplies and accessories both at wholesale and at retail. The data for the graph was obtained from Research Data Group, Inc.

The following stock performance graph assumes that $100 was invested, at the end of fiscal 2005, in Coast’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the performance graph are not necessarily indicative of future stock performance.

	At December 31,
	2005	2006	2007	2008	2009	2010
Coast Distribution	100.00	118.96	84.31	15.23	57.82	57.23
Peer Group Index	100.00	119.54	144.62	87.02	118.50	152.13
Amex Composite Index	100.00	94.49	65.64	20.57	53.36	72.54

Equity Compensation Plans

Certain information, as of December 31, 2010, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2010, 2009 and 2008, and the selected balance sheet data at December 31, 2010 and 2009, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” set forth in Item 7 of this Report. The selected operating data for the fiscal years ended December 31, 2007 and 2006, and the selected balance sheet data at December 31, 2008, 2007 and 2006, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Operating Data:
Net Sales	$108,600	$103,201	$132,237	$164,293	$179,103
Cost of sales (including distribution costs)(1)	88,985	83,754	107,625	133,578	145,501

Gross margin	19,615	19,447	24,612	30,715	33,602
Selling, general and administrative expenses	18,330	18,552	26,559	28,065	27,160

Operating income (loss)	1,285	895	(1,947)	2,650	6,442
Equity in net earnings of affiliated companies	57	201	147	179	147
Other income (expense)
Interest expense	(579)	(624)	(1,409)	(2,098)	(1,617)
Other	(194)	(268)	(8)	(156)	(141)

	(773)	(892)	(1,417)	(2,254)	(1,758)
Earnings (loss) before income taxes	569	204	(3,217)	575	4,831
Income tax provision (benefit)	417	105	(1,378)	360	1,858

Net earnings (loss)	$152	$99	$(1,839)	$215	$2,973

Net earnings (loss) per diluted share(2)	$0.03	$0.02	$(0.41)	$0.05	$0.64

Shares used in computation of net earnings (loss) per share	4,574	4,494	4,446	4,526	4,616

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Balance Sheet Data:
Working Capital	$36,757	$34,524	$40,394	$52,575	$52,704
Total assets	47,782	45,472	52,459	69,307	69,494
Long-term obligations(3)	10,113	9,637	17,078	24,665	24,350
Stockholders’ equity	31,038	29,632	28,220	32,491	31,847
Book value per share(4)	$6.79	$6.59	$6.35	$7.18	$6.90
Dividends per share	$0.00	$0.00	$0.13	$0.28	$0.24

(1)	Distribution costs consist primarily of warehouse rent, labor and supply costs and product shipping costs.
(2)	See Note I to the Company’s Consolidated Financial Statements.
(3)	Exclusive of current portion. For additional information regarding long-term obligations, see Note D to the Company’s Consolidated Financial Statements.
(4)	Based on the weighted average number of shares used in the computation of net earnings (loss) per share. See Note I to the Company’s Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”) and boats in North America. We supply more than 11,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (collectively, “Aftermarket Customers”).

Factors Generally Affecting Sales of RV and Boating Products

Our sales are affected primarily by:

•

The usage of RVs and boats by the consumers to whom our Aftermarket Customers sell our products, because such usage affects the consumers’ needs for and their purchases of replacement parts, repair services and supplies; and

•	Purchases of new and used RVs and boats by consumer, because they often “accessorize” their RVs and boats at or shortly after the time of purchase.

The usage and the purchase, by consumers, of RVs and boats depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about economic conditions and the availability and the costs to them of credit. As a result, recessionary conditions and a tightening in the availability or increases in the costs of borrowings to consumers often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats. Finally, the usage by consumers of RVs and boats and, therefore their need for and purchases of the products we sell are affected by weather conditions.

We experienced significant decreases both in our sales and gross profits in 2009 as a result of the economic recession and credit crisis which adversely affected consumer confidence and led to reductions in discretionary income and spending, and reduced the availability of credit which many consumers rely on to finance the purchase and the costs of using RVs and boats. In 2010, we experienced a modest increases in sales and gross profits, as compared to 2009, which we believe were due primarily to a stabilizing of the economy, an improving (albeit cautionary) economic outlook, some easing of consumer credit. However, we continue to see fluctuations, rather than sustained growth, in consumer demand and, due primarily to continued uncertainties about the strength of the economic recovery, and recent increases in the prices of gasoline which can adversely affect the willingness of consumers to use and purchase RVs and boats, we expect conditions in the RV and boating markets to remain unstable and difficult, until there is a more sustained economic recovery, employment levels begin steadily increasing and the availability and cost of consumer credit improve.

Overview of Fiscal 2010 Operating Results

The following table provides information comparing our results of operations in the fiscal year ended December 31, 2010 to our results of operation in fiscal 2009 and fiscal 2008. Dollars are in thousands, except per share data.

	Years Ended December 31,
	2010	2009	2008	Increase (Decrease) 2010 vs. 2009		Increase (Decrease) 2009 vs. 2008
	Amount	Amount	Amount	Amount	Percent	Amount	Percent
Net Sales	$108,600	$103,201	$132,237	$5,399	5.2%	$(29,036)	(22.0)%
Costs of products sold(1)	88,985	83,754	107,625	5,231	6.2%	(23,871)	(22.2)%
Gross profits	19,615	19,447	24,612	168	0.9%	(5,165)	(21.0)%
SG&A expenses	18,330	18,552	26,559	(222)	(1.2)%	(8,007)	(30.1)%
Operating income (loss)	1,285	895	(1,947)	390	43.6%	2,842	146.0%
Interest expense	579	624	1,409	(45)	(7.2)%	(785)	(55.7)%
Earnings (loss) before income taxes	569	204	(3,217)	365	178.9%	3,421	106.3%
Income tax provision (benefit)	417	105	(1,378)	312	297.1%	1,483	107.6%
Net earnings (loss)	152	99	(1,839)	53	53.5%	1,938	105.4%
Net earnings (loss) per share-diluted	0.03	0.02	(0.41)	0.01	50.0%	0.43	104.9%

(1)	Inclusive of distribution costs.

The economic recession and credit crisis, which began in the latter part of 2007 and worsened in 2008 and 2009, continued to adversely affect consumer confidence and discretionary spending in 2010. Nevertheless, as the above table indicates and as discussed below, we were able to increase our sales and reduce our selling, general and administrative (“SG&A”) expenses and interest expense, which enabled us to increase both our pre-tax earnings and net earnings in the year ended December 31, 2010, as compared to 2009.

•

Increase in Sales. We were able to achieve a $5.4 million, or 5.2%, increase in our sales in 2010 to $108.6 million in 2010, from $103.2 million in 2009, primarily as a result of (i) a firming in the demand for the products we sell in the first half of 2010, as our After-Market Customers replenished their inventories in anticipation of the customary increases in usage and purchases of RVs and boats in the spring and summer months, and (ii) an increase in sales of air conditioners during the last half of 2010 as a result of a gain in the share of the RV air conditioner after-market that was primarily attributable to the withdrawal from the market of a manufacturer that had supplied air conditioners to some of the RV parts and accessories distributors with which we compete.

•

Reduction in SG&A Expenses. Due to cost saving measures which we began implementing in late 2008 in response to the onset of the economic recessions and credit crisis and which we continued in 2009 and 2010, we reduced our SG&A expenses by $222,000 in 2010 as compared to 2009. That reduction, coupled with the increase in net sales, enabled us to increase operating income by approximately $400,000 in 2010 as compared to 2009.

•

Interest Expense. Interest expense declined by $45,000, or 7%, to $579,000 in 2010, from $624,000 in 2009, primarily as a result of (i) a reduction in average bank borrowings outstanding during 2010, made possible primarily by reductions in average inventories and accounts receivable, and (ii) lower market rates of interest in 2010 which determine the rate of interest charged on our bank borrowings.

•

Increases in Pre-Tax and Net Earnings. Due primarily to the combined effects of the increase in net sales and the reductions in SG&A expenses and interest expense in 2010 (i) pre-tax earnings increased by $365,000, or 179%, to $569,000 from $204,000 in 2009, and (ii) net earnings increased by $53,000, or 53.5%, to $152,000, or $0.03 per diluted share, from $99,000, or $0.02 per diluted share, in 2009, as an increase in income tax expense of $312,000, or 297.1%, substantially reduced the bottom line impact of the increase in pre-tax earnings in 2010.

Outlook for 2011

Continuing uncertainties and concerns among businesses and consumers regarding the strength and sustainability of the economic recovery and persistent high rates of unemployment have continued into 2011. We expect these conditions will continue to adversely affect purchases and the usage by consumers of RVs and boats and, therefore, also the purchases, both by consumers and our Aftermarket Customers, of the products that we sell during 2011.

As a result, our strategic goals for 2011 are to capture additional market share and to improve our gross margin, primarily by increasing our sales of higher-margin proprietary products and other foreign sourced products and taking advantage of opportunities to reduce our costs of sales. For example, during the latter part of 2010, we succeeded in renegotiating some of our warehouse leases and, as a result, we expect warehouse rents to decline. In addition, in response to this difficult economic climate, we are continuing to monitor and look for additional measures to reduce our SG&A expenses. As a result, we believe that we can achieve a modest improvement in our operating results in 2011, as compared to 2010, assuming that economic and market conditions in the United States and Canada stabilize and the availability of credit to businesses and consumers increases. On the other hand, if these conditions do not improve meaningfully in 2011, it may become necessary for us to implement additional cost-cutting measures.

Due to the risks in the economy and in our business and the uncertainties that exist regarding future economic and market conditions, it is not possible to predict with any degree of accuracy whether we will succeed in achieving our goals for 2011. See “RISK FACTORS” in Item 1A of Part I of this Report for a discussion of some of those risks and uncertainties.

Critical Accounting Policies and Use of Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax loss and credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including the assumptions and judgments we make regarding economic and market conditions and trends and their impact on our financial performance. However, those assumptions and judgments are necessarily based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we had recorded these assets, pursuant to GAAP we may be required to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset that we believe we are likely to be able to use to reduce our income tax liability in future periods. The amounts at which those allowances or reserves are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends and any other factors that could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our allowances or reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic downturns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, we make such estimates based upon the information available to us at that time and reevaluate and adjust the reserves and allowances for potential write-downs on a quarterly basis.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves for excess and obsolete inventory were $2,009,000, or approximately 7.8% of total inventories, at December 31, 2010, as compared to $1,796,000, or approximately 7.8% of total inventories, at December 31, 2009.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At December 31, 2010, the aggregate amount of our net deferred tax asset was approximately $2.7 million, as compared to $2.8 million at December 31, 2009.

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

Stock Based Compensation. The Company accounts for stock based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). The Company recognizes stock compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock based compensation expense in the years ended December 31, 2010 and 2009 totaled $429,000 and $230,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $469,000 and $358,000 at December 31, 2010 and 2009, respectively. Those amounts were determined on the basis of a number of factors, including our estimates of future sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, that we believe are of significance, or potential significance to the Company based upon current operations.

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

In January 2010, we adopted the applicable sections of the FASB’s guidance on earnings per share that addresses whether instruments granted in share-based payment transactions are participating securities. That guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The adoption of these applicable sections did not have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued new guidance for improving disclosures about Fair Value Measurements. This guidance requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring the presentation, on a gross basis, of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. This guidance also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on January 1, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years ending after December 31, 2010 and became effective for the Company on March 31, 2010. The adoption of this new accounting guidance impacts only disclosure requirements and did not have an impact on the Company’s consolidated financial position, results of operations or financial condition.

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

In April 2010, the FASB issued an update to Stock-Based Compensation; which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade should not be considered to contain a condition that is not a market performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity. The standard was effective for interim and annual periods ending after December 15, 2010. The adoption of this standard did not have a material impact to our consolidated financial statements.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.9	81.1	81.4
Gross profit	18.1	18.8	18.6
SG&A expenses	16.9	18.0	20.1
Operating income (loss)	1.2	0.9	(1.5)
Interest expense	0.5	0.6	1.1
Earnings (loss) before taxes	0.5	0.2	(2.4)
Income tax provision (benefit)	0.4	0.1	(1.0)
Net earnings (loss)	0.1%	0.1%	(1.4)%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the changes in our net sales in fiscal 2010 and 2009, in each case as compared to the immediately preceding year. Dollars in the table are in thousands.

2010	2009	% Change 2010 vs. 2009	2008	% Change 2009 vs. 2008
$ 108,600	$103,201	5.2%	$132,237	(22.0)%

2010 vs. 2009. The increase in net sales in 2010 as compared to 2009 was due to a modest firming, in the first half of the year, in the demand for the products that we sell, as our customers replenished product inventories, and in the second half of the year, to an increase in sales of air conditioners that are installed on RVs. That increase in our share of the RV air conditioner after-market was primarily attributable to an unexpected withdrawal, from the RV market, of a manufacturer that had supplied air conditioners to some of the RV aftermarket distributors with which we compete, which led some of their After-Market Customers to order air conditioners from us.

2009 vs. 2008. The decrease in sales in 2009, as compared to 2008, was primarily attributable to declines in purchases and in the usage of RVs and boats. Those declines were primarily attributable to the worsening of the economic recession, further increases in unemployment, and a decline in the availability of consumer and business credit in the United States and Canada during 2009, which adversely affected confidence, both of consumers and our After-Market, about future economic conditions and discretionary spending by them.

Gross Margin

Gross profit is calculated by subtracting the costs of sales from net sales. Costs of sales consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, inbound freight charges, merchandise receiving, handling and storage costs, and out-bound freight charges. Gross margin is gross profits stated as a percentage of net sales.

	2010	2009	2008
	(Dollars in thousands)
Gross profit	$19,615	$19,447	$24,612
Gross margin	18.1%	18.8%	18.6%

2010 vs. 2009. Although gross profits increased modestly in 2010, as compared to 2009, our gross margin declined to 18.1% in 2010 from 18.8% in 2009. This decline was due to a combination of factors, consisting primarily of (i) a change in the mix of products sold to a greater proportion of lower-margin items, (ii) selected price reductions that we implemented in response to increased price competition in our markets, (iii) an increase in freight-in costs.

2009 vs. 2008. Due to the decrease in our net sales in 2009, gross profits declined by nearly $5.2 million, or 21.0%, in 2009 as compared to 2008. Notwithstanding that decline, our gross margin improved to 18.8% in 2009 from 18.6% in 2008, due to a combination of factors, including (i) a reduction in shipping costs due to decreases in the price of fuel; (ii) a reduction in cash discounts and rebates offered to our customers, (iii) a change in the mix of products sold to a greater proportion of higher-margin products sourced from Asia, (v) reductions in warehouse labor and other distribution costs due primarily a full year’s effect of the cost savings measures that we began implementing in late 2008, which included reductions in the number of and in the wages paid to warehouse personnel, and (vi) a strengthening of the Canadian dollar during the second half of 2009, which enabled our Canadian subsidiary, which purchases products from suppliers in the United States, to improve its margins during that period.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, and administrative labor and other administrative expenses, professional fees, insurance and the provision made for uncollectible accounts.

	2010	2009	2008
	(Dollars in thousands)
SG&A expenses	$18,330	$18,552	$26,559
As a percentage of net sales	16.9%	18.0%	20.0%

2010 and 2009. In 2009, we reduced our SG&A expenses, in absolute dollars, by $8.0 million, as compared to 2008, and by an additional $222,000 in 2010, as compared to 2009. These reductions in SG&A expenses were attributable to cost cutting measures that we began implementing in the latter part of 2008, including (i) workforce reductions, (ii) reductions in management salaries and employee wages, and (iii) reductions in selling and marketing and other administrative expenses, in response to the onset of the economic recession and the credit crisis. In 2009, we continued those cost savings measures and implemented others, including further reductions in salaries and wages. We continued those cost savings measures throughout 2010, with the exception of the salary and wage reductions. Effective July 1, 2010 we restored, on a prospective basis, one-half of the salary and wage cuts that we implemented in 2008 and in 2009, in response to improving economic conditions and increases in our sales and operating income.

The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign operations to the extent that they directly benefit from the expenses incurred.

Operating Income (loss)

	2010	2009	2008
	(Dollars in thousands)
Operating income (loss)	$1,285	$895	$(1,947)
As a percentage of net sales	1.2%	0.9%	(1.5)%

2010 vs. 2009. The $390,000, or 43.6%, increase in operating income in 2010, as compared to 2009, was primarily the result of the increase in net sales and the reduction in SG&A expenses in 2010.

2009 vs. 2008. We generated operating income of $0.9 million in 2009, an improvement of $2.8 million from the loss from operations of $1.9 million incurred in 2008. That improvement was the result of the increase in gross margin and the reduction in SG&A expenses, which more than offset the effects on our operating results of the decrease in net sales in 2009.

Other Expense

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Other expense
Interest expense	$579	$624	$1,409
Other expense	194	268	8

Total	$773	$892	$1,417

	0.7%	0.9%	1.1%

The largest component of Other Expense is the interest expense that we incur on borrowings. The other component of Other Expense consists primarily of foreign currency gains or losses and gains or losses on disposal of assets.

2010 vs. 2009. Interest expense decreased in 2010 by $45,000, or 7%, in 2010, as compared to 2009, due primarily to a reduction in our average outstanding credit line borrowings and a decrease in the average rate of interest charged on those borrowings. That reduction in credit line borrowings was made possible by a modest reduction in average inventories primarily as a result of efficiencies realized in our distribution and warehouse operations and a decrease in accounts receivable primarily due to our continued application of the stringent credit standards adopted in 2009. The decrease in the average rate of interest charged on our credit line borrowings was due to declines in market rates of interest which determine the interest rates charged by the bank on those borrowings.

2009 vs. 2008. Interest expense decreased by $785,000, or 56%, in 2009, as compared to 2008, due primarily to reductions in our average outstanding credit line borrowings and decreases in the average rate of interest charged on those borrowings. We were able to reduce our average outstanding borrowings in 2009 primarily as a result of (i) reductions in inventories due to the decline in net sales in 2009, as compared to 2008, and efficiencies we achieved in our warehouse and distribution operations, and (ii) decreases in accounts receivable due to the decline in net sales and our implementation of more stringent credit standards in response to the economic recession. The decrease in the average rate of interest charged on our credit line borrowings was due to declines in market rates of interest in 2009.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income tax provision (benefit)	$417	$105	$(1,378)
As a percentage of net sales	0.4%	0.1%	(1.0)%
Effective tax rate	73.3%	51.5%	42.8%

Our effective income tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes, including stock based compensation expense, and by varying tax rates on income generated by our foreign subsidiaries, because tax rates in their respective countries vary, sometimes considerably, from income tax rates in the United States. In addition, in years when our income or loss is marginal, such as in 2010 and 2009, state franchise and other taxes can lead to increases in our overall tax rate.

Liquidity and Capital Resources

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds. See “Sources and Uses of Cash” below.

As previously reported, effective November 8, 2010, we entered into a Seventh Amendment to the bank line of credit agreement (the “Seventh Amendment”). Among other things, that Amendment extended by three years the maturity date of the credit line to July 10, 2014; (ii) reduced the rates at which we pay interest on our borrowings, (iii) modified the formula for determining the maximum borrowings that may be outstanding at any one time during the period from February 1 through May 31 of each year from 80% to 85% of eligible accounts receivable and from 50% to 55% of eligible inventory, but in no event more than $25,000,000. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 1.25% or, at our option (but subject to certain limitations), at LIBOR plus 2.75% per annum. The amended revolving bank line of credit agreement contains only one financial covenant that we are required to meet, which is a quarterly fixed charge covenant. That covenant requires us to achieve a fixed charge coverage ratio of at least 1.1-to-1.0 for rolling 12 month periods ending on the last day of each fiscal quarter. At December 31, 2010 we were, and we expect that at March 31, 2011 we will be, in compliance with the quarterly fixed charge covenant.

At March 19, 2011, outstanding borrowings under the revolving credit facility totaled $16,600,000. Our bank borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

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

Cash Used in Operations in 2010 and 2009. During 2010, we used cash of $1.6 million for our operations, which was comprised of a $2.9 million increase in inventory and a $1.0 million increase in accounts receivable, partially offset by cash provided by operations, consisting of a $0.4 million increase in accounts payable and $0.1 million increase in accrued liabilities, net earnings of $0.2 million, $0.7 million in depreciation and amortization and $0.4 in stock based compensation expense. By comparison, in 2009, our operations provided net cash of $10.2 million, due primarily to reductions in inventory and accounts receivable of $7.7 million and $0.5 million due primarily to the decline in net sales and measures taken to reduce inventories and, thereby reduce interest expense, and a $1.6 million increase in prepaid expenses and income tax refunds.

Cash Provided by Financing Activities in 2010 and 2009. During 2010, our financing activities provided us with $0.4 million of cash principally the result of net borrowings of long term debt under our revolving bank line of credit. In 2009, we used net cash of $7.5 million in financing activities, primarily to reduce outstanding bank borrowings, made possible by reductions in inventories and accountants receivable.

Cash Flows Used in Investing Activities in 2010 and 2009. In 2010, we used $0.3 million of cash in investing activities in 2010, principally to fund capital expenditures, primarily for warehouse, office, and computer equipment. In 2009, we used cash of $0.3 million in investing activities, primarily to fund the purchase of other assets and for capital expenditures, primarily for warehouse, testing and design, and computer equipment.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2010, rent expense under all operating leases totaled approximately $4.6 million. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2010:

Year Ending December 31,
2011	$4,146
2012	3,094
2013	2,812
2014	2,494
2015	2,365
Thereafter	3,644

$18,555

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2010:

	Maturities of Contractual Obligations
Contractual Obligations at December 31, 2010:	Total of Contractual Obligations	Less than One Year	More than One and Less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$10,113	$—	$10,113	$—	$—
Operating lease obligations	18,555	4,146	5,906	4,859	3,644

Totals	$28,668	$4,146	$16,019	$4,859	$3,644

(1)	Consists of borrowings under our bank credit facility, which matures in July 2014.

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2011.

Dividend Policy and Dividend Payments. In 2005, our Board of Directors adopted a dividend policy that provided for the payment of quarterly cash dividends to our stockholders. In 2008 we paid total cash dividends of $578,000. In November 2008, our Board of Directors suspended the payment of cash dividends in order to preserve cash for operations in response to the worsening of the economic recession and the tightening of credit by banks and other lending institutions to businesses, as well as consumers. In addition, our bank credit line agreement contains restrictions on our payment of cash dividends. As a result, we do not anticipate paying cash dividends at least for the foreseeable future.

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2011 that we estimate will range from $300,000 to $400,000. We expect that these expenditures will be of a recurring nature, for such purposes as the replacement and upgrading of warehouse, computer or office equipment in the ordinary course of our business.

We expect to be able to fund these expenditures and our working capital requirements with borrowings under our revolving bank line of credit and internally generated funds, assuming that there is not a further worsening of the economic recession in 2011. See Item 1A of PART I of this Report above, entitled “RISK FACTORS — Our business and financial performance are affected by economic conditions — We rely heavily on bank borrowings in the operation of our business, which makes us more vulnerable to adverse changes in economic conditions” in Part I of this Report.

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

The following tables presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2010 and 2009. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	March 31, 2010	June 30, 2010	September 30, 2010	December 31 2010
	(Unaudited)
Revenues	$24,102	$34,647	$32,245	$17,606
Gross profit	4,924	6,732	5,864	2,095
Net earnings (loss)	22	1,184	659	(1,713)
Net earnings (loss) per share — diluted	0.00	0.26	0.14	(0.38)

	March 31, 2009	June 30, 2009	September 30, 2009	December 31 2009
	(Unaudited)
Revenues	$23,198	$33,138	$29,596	$17,269
Gross profit	4,323	6,628	6,132	2,364
Net earnings (loss)	(888)	1,162	902	(1,077)
Net earnings (loss) per share — diluted	(0.20)	0.26	0.20	(0.24)

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2010, we had outstanding borrowings under our revolving bank line of credit of $10.1 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of December 31, 2010 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

(Other Financial Statement Schedules are omitted as the information is not required, is not material or is otherwise furnished.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a) (2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows in each of the years in the three year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ BURR PILGER MAYER, INC.
Burr Pilger Mayer, Inc.
San Francisco, California
March 30, 2011

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2010	2009
ASSETS
Current Assets
Cash	$4,840	$5,561
Accounts receivable (less allowance for doubtful accounts of $656 in 2010 and $740 in 2009)	9,863	8,831
Inventories	25,912	22,985
Prepaid expenses	869	804
Deferred income taxes	1,768	1,908
Income tax refunds receivable	136	638

Total current assets	43,388	40,727
Property, Plant and Equipment	1,707	2,192
Other Assets	2,687	2,553

	$47,782	$45,472

LIABILITIES
Current Liabilities
Accounts payable	$3,375	$2,942
Accrued liabilities	3,256	3,149
Current maturities of long-term obligations	—	112

Total current liabilities	6,631	6,203
Long-Term Obligations	10,113	9,637
Commitments
Stockholders’ Equity
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding:	—	—
Common stock, $.001 par value; authorized: 10,000,0000 shares; 4,660,097 and 4,449,431 issued as of December 31, 2010 and 2009, respectively	16,861	16,367
Accumulated other comprehensive earnings	1,874	1,114
Retained earnings	12,303	12,151

Total Stockholders Equity	31,038	29,632

	$47,782	$45,472

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
Net sales	$108,600	$103,201	$132,237
Cost of products sold (including distribution costs)	88,985	83,754	107,625

Gross profits	19,615	19,447	24,612
Selling, general and administrative expenses	18,330	18,552	26,559

Operating income (loss)	1,285	895	(1,947)
Equity in net earnings of affiliated companies	57	201	147
Other expense
Interest expense	(579)	(624)	(1,409)
Other	(194)	(268)	(8)

Earnings (loss) before income taxes	569	204	(3,217)
Income tax provision (benefit)	417	105	(1,378)

Net earnings (loss)	$152	$99	$(1,839)

Basic earnings (loss) per share	$0.03	$0.02	$(0.41)

Diluted earnings (loss) per share	$0.03	$0.02	$(0.41)

Dividends paid per share	$0.00	$0.00	$0.13

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at January 1, 2008	4,439,225	$15,865	$14,469	$2,157	$32,491
Net loss for the year	—	—	(1,839)	—	(1,839)
Foreign currency translation adjustments	—	—	—	(2,147)	(2,147)
Derivative — change in fair value				21	21

Comprehensive earnings for the year					(3,965)

Issuance of common stock under option plans	10,454	42	—	—	42
Retirement of common stock	(248)	(1)	—	—	(1)
Dividends paid	—	—	(578)	—	(578)
Stock based compensation	—	231	—	—	231

Balance at December 31, 2008	4,449,431	16,137	12,052	31	28,220
Net earnings for the year	—		99	—	99
Foreign currency translation adjustments	—	—	—	1,295	1,295
Derivative — change in fair value				(212)	(212)

Comprehensive earnings for the year					1,182

Issuance of common stock under option plans	—	—	—	—	—
Dividends paid	—	—	—	—	—
Stock based compensation	—	230	—	—	230

Balance at December 31, 2009	4,449,431	16,367	12,151	1,114	29,632
Net earnings for the year	—		152	—	152
Foreign currency translation adjustments	—	—	—	760	760

Comprehensive earnings for the year					912

Issuance of common stock under employee option plans	33,666	65	—	—	65
Issuance of restricted shares of common stock under equity incentive plan	177,000	—	—	—	—
Stock based compensation	—	429	—	—	429

Balance at December 31, 2010	4,660,097	$16,861	$12,303	$1,874	$31,038

The accompanying notes are an integral part of these financial statements

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net earnings (loss)	$152	$99	$(1,839)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation	716	814	941
Amortization	37	36	22
(Gain) Loss from sale of property and equipment	2	15	82
Equity in net earnings of affiliated companies, net of distributions	(57)	(175)	(102)
Loss from transfer of ownership in affiliated company	98	—	—
Stock based compensation expense	428	230	231
Deferred income taxes	51	215	(865)
Change in assets and liabilities:
Accounts receivable	(1,032)	502	5,556
Inventory	(2,927)	7,725	14,317
Prepaids and income tax refunds receivable	425	1,627	(1,454)
Accounts payable	433	(615)	(4,915)
Accrued liabilities	107	(320)	45

	(2,994)	8,919	13,549

Net cash (used in) provided by operating activities	(1,567)	10,153	12,019
Cash flows from investing activities:
Proceeds from sale of property and equipment	44	4	1
(Increase) decrease in other assets	(63)	(250)	(118)
Capital expenditures	(247)	(166)	(428)
Tax benefit from settlement of derivative instrument	—	117	—
Cash paid for derivative instrument	—	(44)	(265)

Net cash (used in) investing activities	(266)	(339)	(810)

Cash flows from financing activities:
Borrowings under notes payable and line-of credit agreements	108,945	102,150	164,273
Repayments under notes payable and line-of credit agreements	(108,469)	(109,479)	(171,725)
Repayments of long-term debt	(111)	(135)	(125)
Issuance of common stock under employee stock purchase and stock option plans	65	—	42
Retirement of common stock	—	—	(1)
Dividends paid	—	—	(578)

Net cash provided by (used in) financing activities	430	(7,464)	(8,114)
Effect of exchange rate changes on cash	682	1,351	(2,025)

Net increase (decrease) in cash	(721)	3,701	1,070
Cash beginning of year	5,561	1,860	790

Cash end of year	$4,840	$5,561	$1,860

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$579	$637	$1,394
Income taxes	(79)	(2,146)	1,163

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

2.    Inventories. We are a wholesale distributor, and not a manufacturer or products. Therefore, all of our inventory consists of finished goods, which are comprised of replacement parts, supplies and accessories held for resale. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. At December 31, 2010 and 2009, our reserves for excess and obsolete inventory was $2,009,000 and $1,796,000, respectively.

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

5.    Segment Reporting. We have one operating segment, which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. We distribute our recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2010, 2009 or 2008.

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

9.    Cash and Cash Equivalents. Cash and cash equivalents include highly liquid instruments with maturities of three months or less and overnight investments funded with cash from sweep accounts maintained by the Company at one or more banks.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Net Investment Hedges. As a part of our risk management policy, we have hedged certain portions of our net investment in our foreign operations. We have elected to designate those hedges for special hedge accounting treatment as net investment hedges. The derivatives were held at fair value on the balance sheet, with the effective portion of the hedge, including the time value of holding the investment, accounted for as an offset to the foreign currency translation effects accounted for as adjustments to Accumulative Other Comprehensive Income. In 2009 we recorded, in accumulated other comprehensive income, a loss of $212,165 as a result of the change in fair value of these instruments. We did not enter into any hedges in 2010.

We documented all hedging relationships at the inception of the hedge and have ensured that hedges are highly effective in offsetting changes in the value of net investment of its foreign subsidiaries. We recorded all changes in the value of these net investment hedges in accumulated other comprehensive income (loss) unless there is a substantial liquidation of the foreign subsidiary, at which time the amounts recorded in accumulated other comprehensive income (loss) would be recognized in current income.

10.    Income Taxes. We provide a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax deductions and tax loss carryforwards and future net tax effects resulting from temporary differences between the financial statement and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is established against deferred tax assets if and to the extent we determine that it is more likely, than not, that the deferred tax asset will not be realized in full.

11.    Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

12.    Earnings (Loss) per Share. Basic earnings (loss) per share for any period are computed using the weighted average number of common shares outstanding during that period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and vested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 422,000 and 452,000 shares in 2010 and 2009, respectively, and 177,000 restricted shares in 2010, were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the year, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would be anti-dilutive. Options to purchase 597,333 shares in 2008 were excluded from the computation of diluted earnings per share because the Company incurred a loss for 2008 and, for that reason, the inclusion of the shares would have been anti-dilutive.

13.    Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Level 3: Unobservable inputs that are not corroborated by market data

The following tables summarize the fair value measurements (in thousands of dollars), of our financial assets:

	At December 31, 2010
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$3,864	$—	$3,864

	At December 31, 2009
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$4,554	$—	$4,554

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

15.    Stock Based Compensation. We account for stock based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of stock compensation as an expense in the calculation of net income (loss). Accordingly, we recognize stock compensation expense in the period in which the employee to whom stock based compensation is awarded is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided.

16.    Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of those products warrant their products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and provides for us to share the costs of providing those services with the manufacturer. The warranty period is 24 months following the sale of the product to a retail customer. Accordingly, we maintained a warranty reserve for these products of $469,000 and $358,000 at December 31, 2010 and 2009, respectively. The actual amounts that we may become obligated to pay with

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

respect to warranty claims on these products may differ from the amounts that were set aside in those reserves, because the reserves have been established on the basis not only of experience, but also on estimates that we have made regarding expected warranty returns and costs in the future and actual warranty experience may differ from those estimates.

We do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

17.    Recent Accounting Pronouncements. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010, that we believe are of significance, or potential significance to the Company based upon current operations.

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

In January 2010, we adopted the applicable sections of the FASB’s guidance on earnings per share that addresses whether instruments granted in share-based payment transactions are participating securities. That guidance indicates that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method. The adoption of these applicable sections did not have a material effect on our financial condition, results of operations or cash flows.

In January 2010, the FASB issued new guidance for improving disclosures about Fair Value Measurements. This guidance requires new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements, as well as requiring the presentation, on a gross basis, of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. This guidance also clarifies existing disclosures regarding the level of disaggregation, inputs and valuation techniques. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 and became effective for the Company on January 1, 2010. Disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements are effective for fiscal years ending after December 31, 2010 and became effective for the Company on March 31, 2010. The adoption of this new accounting guidance impacts only disclosure requirements and did not have an impact on the Company’s consolidated financial position, results of operations or financial condition.

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

In April 2010, the FASB issued an update to Stock-Based Compensation; which clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trade should not be considered to contain a condition that is not a market performance or service condition. Therefore, an entity would not classify such an award as a liability if the award otherwise qualifies as equity. The standard was effective for interim and annual periods ending after December 15, 2010. The adoption of this standard did not have a material impact to our consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

NOTE B: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2010	2009
	(In thousands)
Warehouse equipment	$5,634	$5,530
Office equipment	5,740	6,019
Leasehold improvements	1,706	1,657
Automobiles	192	252

	13,272	13,458
Less accumulated depreciation and amortization	(11,565)	(11,266)

	$1,707	$2,192

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2010	2009
	(In thousands)
Secured notes payable to bank due July 10, 2014	$10,113	$9,637
Capital lease obligations	—	112

	10,113	9,749
Current portion	—	112

	$10,113	$9,637

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which are collateralized by substantially all of our assets. The maturity date of the revolving credit facility is July 10, 2014. The credit line agreement permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Interest is payable at the bank’s prime rate (3.25% at December 31, 2010) plus 1.25% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.261% at December 31, 2010) plus 2.75%.

The credit facility contains certain financial and other covenants, which require us to maintain a minimum fixed charges covenant and that restricts our ability to repurchase our stock, make investments in or acquisitions of other businesses and pay dividends above certain levels during the term of the credit facility.

NOTE D: COMMITMENTS

Operating Leases. We lease our corporate offices, warehouse facilities, and some of our office equipment. These leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire at various dates over the next twelve years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2010, in thousands of dollars, are as follows:

Year Ending December 31,
2011	$4,146
2012	3,094
2013	2,812
2014	2,494
2015	2,365
Thereafter	3,644

$18,555

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Rent expense charged to operations amounted to $4,511,000 in 2010, $4,519,000 in 2009, and $4,492,000 in 2008.

Legal Proceedings. We are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including product liability and personal injury and intellectual property litigation. While the outcome of currently pending litigation is not yet determinable, based on the information currently available to us, we do not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE E: STOCK INCENTIVE PLANS

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights (SARs), and restricted shares of common stock (“restricted shares”), to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of our common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our then existing stockholder-approved stock incentive plans (the “Previous Plans”). At the same time, those 41,500 shares ceased to be available for the grant of equity incentive under those Previous Plans. At December 31, 2010, options to purchase a total of 202,334 shares of our common stock and a total of 177,000 shares of restricted stock were outstanding, and 68,166 shares remained available for future grants of equity incentives, under the 2008 Plan.

At the time the 2008 Plan was adopted, options to purchase a total of 593,333 shares of our common stock, granted under the Previous Plans, were outstanding. The Previous Plans had provided that, if outstanding options were to expire or otherwise terminate, the shares that had been subject to those options that were left unexercised would become available for the grant of new options under those Plans. However, the 2008 Plan provides that if any of the outstanding options granted under the Previous Plans expire or are terminated for any reason, they will not become available for the grant of equity incentives under those Plans and, instead, the number of shares that are available for grants of equity incentives under the 2008 Plan will be increased by an equivalent number of shares. At December 31, 2010, options to purchase a total of 449,667 shares of our common stock were still outstanding under the Previous Plans.

The fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Year Ended December 31,
	2010	2009	2008
Options Granted under Stock Incentive Plans:
Expected volatility	71.0%	57.0%	42.0%
Risk free interest rates	2.79%	1.76%	2.6%
Expected dividend yields	N/A	N/A	5.4%
Expected lives	10 years	3 years	3 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yields are based upon the Company’s policy in effect in each of the years presented and the fair market value of the Company’s shares at the time of grant. Expected lives are based on several factors including the average holding period of the outstanding options, their remaining terms and the cycle of our long range business plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The following table summarizes stock option activity during the years ended December 31, 2010 and 2009:

	Year Ended December 31, 2010
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	707,667	$4.99
Granted	8,000	4.25
Exercised	(33,666)	1.94
Forfeited	(30,000)	7.78
Outstanding at December 31, 2010	652,001	5.01	3.3 years	$545,000
Exercisable at December 31, 2010	461,901	5.85	3.1 years	$207,800
Options vested and expected (as of December 31, 2010) to vest in the future	642,957	5.05	3.3 years	$526,000

	Year Ended December 31, 2009
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	597,333	$6.26
Granted	193,000	1.14
Exercised	—	—
Forfeited	(82,666)	5.13
Outstanding at December 31, 2009	707,667	4.99	4.0 years	$1,031,000
Exercisable at December 31, 2009	339,167	6.08	3.7 years	$620,000

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2010 or 2009, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2010 or 2009, respectively. The total pre-tax intrinsic value of options exercised during 2010 was $72,950. There were no options exercised during 2009.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2010 and 2009 were $3.23 and $0.64, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2010 and 2009 and changes during each of the years then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	368,500	$1.38
Granted	8,000	3.23
Vested	(182,650)	1.72
Forfeited	(3,750)	2.60

Nonvested at December 31, 2010	190,100	1.11

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2009	359,500	$2.11
Granted	193,000	0.63
Vested	(159,650)	2.02
Forfeited	(24,350)	1.99

Nonvested at December 31, 2009	368,500	1.38

As of December 31, 2010 and 2009, there was $88,900 and $289,700, respectively, of total unrecognized compensation cost related to nonvested options granted under the Company’s equity incentive plans. At December 31, 2010 and 2009, those costs were expected to be recognized over a weighted average period of 1.1 years and 1.3 years, respectively.

During 2010, we awarded a total of 177,000 restricted shares of common stock (“restricted shares”) to certain officers and other key management employees under the 2008 Plan. A holder’s restricted shares are subject to possible forfeiture in their entirety if he or she does not remain in the continuous service of the Company for at least one year from the date the shares were awarded. For each year, during the three year period following the date of the award, that a holder of such restricted shares remains in the Company’s continuous service, one-third of his or her restricted shares will cease to be subject to the risk of forfeiture (that is, become “vested shares”). As a result, a holder of any of those restricted shares must remain in the continuous service of the Company for a period of three years following the date of the award in order for all of his or her restricted shares to become vested. Until restricted shares become vested, those shares may not be sold or otherwise transferred, in whole or in part, by the holders of those shares, and are subject to additional restrictions. Compensation expense for these restricted share awards is based on the fair market value of the shares on their respective award dates and such expense is recorded over the vesting period of the awards. At December 31, 2010, the unrecognized compensation cost attributable to these restricted shares totaled approximately $535,900 which, as of that date, was expected to be recognized over a weighted average period of approximately 2.7 years. As of December 31, 2010, all of the recipients of the 177,000 restricted shares outstanding under the 2008 Plan were still in the Company’s employ and, although none of these restricted shares were vested as of December 31, 2010, all of those restricted shares are expected to vest. The aggregate intrinsic value of these restricted shares, at December 31, 2010, was $685,000.

A summary of the status of the Company’s restricted stock activity is presented below:

	2010
	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	—	$—
Granted	177,000	4.15
Vested	—	—
Forfeited	—	—

Outstanding and unvested at end of year	177,000	$4.15

Set forth below is additional information with respect to the stock options that were outstanding under our equity incentive plans at December 31, 2010:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $4.50	238,001	$1.59	4	109,401	$1.97
$4.75 – $9.80	414,000	$6.98	3	352,500	$7.05

$0.63 – $9.80	652,001	$5.01	3	461,901	$5.85

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

NOTE F: EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their respective accounts. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company made no contributions to the plan in 2008, 2009 or 2010.

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2010	2009	2008
	(In thousands)
Sales to external customers
United States	$80,890	$78,345	$95,788
Canada	27,710	24,856	36,449
Other	—	—	—
Operating income
United States	$206	$(198)	$(3,116)
Canada	769	1,037	978
Other	310	56	191
Identifiable assets
United States	$34,175	$33,163	$42,258
Canada	12,742	11,403	9,784
Other	865	906	417

The Company has an equity investment in a corporation which conducts a business that is similar to the Company’s business, but in a much smaller scale, in Mexico. The Company’s investment in that corporation, which is included in long term assets on the Company’s consolidated balance sheet, totaled approximately $757,000 and $692,000, at December 31, 2010 and 2009, respectively. The results of operation of this corporation are included in equity in the net earnings of affiliated companies in the Company’s consolidated statements of operations.

NOTE H: INCOME TAXES

Pretax income for the years ending December 31, 2010, 2009 and 2008 was taxed in the following jurisdictions:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Domestic	$(383)	$(691)	$(4,222)
Foreign	952	895	1,005

	$569	$204	$(3,217)

The provision for income taxes is summarized as follows for the year ended December 31:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Current:
Federal	$—	$(1)	$(726)
State	86	85	(111)
Foreign	273	317	318

	359	401	(519)

Deferred:
Federal	$(30)	$(231)	$(517)
State	13	(43)	(422)
Foreign	75	(22)	80

	$58	$(296)	$(859)

	$417	$105	$(1,378)

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2010	2009
	(In thousands)
Deferred tax assets
Inventory	$1,195	$1,358
Bad debt provision	134	208
Property, plant and equipment	53	54
Deferred credits	1,282	1,245
Loss carryforwards	940	908
Rent	149	176
Other	369	238

Gross deferred tax assets	4,122	4,187
Less valuation allowance	(1,198)	(1,161)

	$2,924	$3,026

Deferred tax liabilities
Investment in affiliates	$—	$(10)
Property, plant and equipment	(98)	(139)
Unremitted earnings of foreign affiliates	(78)	(78)

Gross deferred tax liabilities	(176)	(227)

Net deferred tax assets(1)	$2,748	$2,799

(1)	Of the total deferred tax assets, $1,768,000 and $1,908,000 in 2010 and 2009, respectively, is included in current assets and $980,000 and $891,000 in 2010 and 2009, respectively, of long term deferred income taxes is included in other long term assets.

A reconciliation between actual tax expense for the year and expected tax expense is as follows:

	2010	2009	2008
	(In thousands)
Earnings before income taxes	$569	$204	$(3,217)

Expected income tax expense at 34%	$193	$69	$(1,094)
Difference in rates on earnings of foreign operations	6	(19)	63
Stock based compensation and other nondeductible expenses	96	95	173
State taxes and credits (net of federal benefit)	80	(5)	(1,571)
Change in valuation allowance	36	(5)	1,100
Unremitted earnings of foreign subsidiaries	---	8	(3)
Exclusion of earnings of foreign affiliates	(6)	(58)	(38)
Other	12	20	(8)

Income tax provision	$417	$105	$(1,378)

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

At December 31, 2010, the totals of the operating loss carryforwards available for federal and for state income tax purposes were $1,701,000 and $4,618,000, respectively. The earliest carryforwards begin to expire in 2012. At December 31, 2010, foreign tax credit carryforwards available for federal income tax purposes totaled $66,000, which expire in 2015. State targeted tax area credit carryforwards of $1,245,000 are available with no expiration dates.

It is our policy to classify interest and penalties as a component of tax expense. At December, 31, 2010 we had $260,000 of unrecognized tax benefits of which $19,000 impacted the effective tax rate. Interest and penalties were $107,000 as of December 31, 2010, of which $90,000 was included in the balance sheet and $17,000 was included as an expense in the current year income statement as unrecognized tax benefits.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The Company and its domestic subsidiaries file income tax returns in the US federal jurisdiction and in various state jurisdictions. The Company’s foreign subsidiaries file income tax returns in the respective jurisdictions in which they are based. With few exceptions, we are no longer subject to tax examinations by taxing authorities for years before 2005. We do not anticipate total unrecognized tax benefits will change significantly during the year ending December 31, 2011 due to the expiration of any statutes of limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):	2010	2009
Balance as of January 1,	$241	$208
Additions for tax positions related to the current year	19	33
Additions for tax positions related to prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—

Balance as of December 31,	$260	$241

NOTE I: EARNINGS PER SHARE

We calculate basic earnings (loss) per share (EPS) of our common stock by dividing the Company’s net income (loss) by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Set forth below are the computations for basic and diluted earnings (losses) per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Numerator:
Net earnings (loss)	$152	$99	$(1,839)

Denominator:
Weighted average shares outstanding	4,475	4,449	4,446
Dilutive effect of stock options and restricted shares	99	45	—

Denominator for diluted earnings (loss) per share	4,574	4,494	4,446

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consist of the following at December 31:

	2010	2009
	(In thousands)
Payroll and related benefits	$658	$524
Rent	426	489
Income and other taxes	486	707
Other	1,686	1,429

	$3,256	$3,149

NOTE K: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase air conditioners from Airxcel, Inc. (“Airxcel”). Those purchases accounted for approximately 20%, 18%, and 15% of our total product purchases in 2010, 2009, and 2008, respectively. In 2009 and 2008, we purchased towing products from Thule Towing Systems, LLC. (“Thule”), formerly known as Valley Industries, Inc., which amounted to 5% and 6% of our total product purchases in 2009 and 2008, respectively. In 2008, we purchased generators from WUXI Kipor Power Co. Ltd. These purchases accounted for 6% of our total product purchases in 2008.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Concentration of Credit Risk. We maintain bank accounts with high quality financial institutions to minimize credit risk. However, our deposit balances may periodically exceed federal deposit insurance limits.

NOTE L: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Unaudited)
Net Sales	$24,102	$34,647	$32,245	$17,606
Gross profit	4,927	6,732	5,864	2,095
Net earnings (loss)	22	1,184	659	(1,713)
Net earnings (loss) per share — diluted	0.00	0.26	0.14	(0.38)

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
	(Unaudited)
Net Sales	$23,198	$33,138	$29,596	$17,269
Gross profit	4,323	6,628	6,132	2,364
Net earnings (loss)	(888)	1,162	902	(1,077)
Net earnings (loss) per share — diluted	(0.20)	0.26	0.20	(0.24)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2008, 2009 and 2010

Description	Balance at Beginning of Period	Adjustments	Write Off of Bad Debts	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2008	$1,504,000	$602,000	$707,000	$1,399,000
Year Ended December 31, 2009	$1,399,000	$411,000)	$248,000	$740,000
Year Ended December 31, 2010	$740,000	$(48,000)	$36,000	$656,000

Description	Balance at Beginning of Period	Adjustments	Write Off of Scrapped Inventory	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2008	$2,570,000	$130,000	$359,000	$2,341,000
Year Ended December 31, 2009	$2,341,000	$(282,000)	$263,000	$1,796,000
Year Ended December 31, 2010	$1,796,000	$470,000	$257,000	$2,009,000

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2008	$66,000	$1,100,000	$—	$1,166,000
Year Ended December 31, 2009	$1,166,000	$—	$5,000	$1,161,000
Year Ended December 31, 2010	$1,161,000	$37,000	$—	$1,198,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2010, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2010, The Coast Distribution System, Inc. maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Section 989G of the Dodd-Frank Act, signed into law in July 2010, permanently exempts smaller reporting companies, such as the Company, and other non-accelerated filers from Section 404(b) of the Sarbanes-Oxley Act requiring SEC reporting companies to obtain and include in their annual reports on Form 10-K, an attestation report from their independent registered accountants with respect to the effectiveness of their internal control over financial reporting. As a result, no such attestation report is included in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2011 for the Company’s 2011 Annual Stockholders’ Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2011 for the Company’s 2011 Annual Stockholders’ Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2011 for the Company’s 2011 Annual Stockholders’ Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2010:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders
Stock option and incentive plans	652,001	$5.01	68,166
Equity compensation plans not approved by stockholders	—	—	—

	652,001	$5.01	68,166

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2011 for the Company’s 2011 Annual Stockholders’ Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2011 for the Company’s 2011 Annual Stockholders’ Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 30 of this Report.

(2)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts is set forth at Page 48 of this Report. All other schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits. See Index to Exhibits, elsewhere in this Report, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 31, 2011	By:	/s/ JAMES MUSBACH
James Musbach
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints James Musbach, Thomas R. McGuire and Sandra A. Knell, and each of them individually, to act severally as his or her attorneys-in-fact and agent, with full power and authority, including the power of substitution and resubstitution, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAMES MUSBACH	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2011
James Musbach

/s/ THOMAS R. MCGUIRE	Executive Chairman and Chairman of the Board of Directors	March 31, 2011
Thomas R. Mcguire

/s/ SANDRA A. KNELL	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2011
Sandra A. Knell

/s/ JOHN W. CASEY	Director	March 31, 2011
John W. Casey

/s/ LEONARD P. DANNA	Director	March 31, 2011
Leonard P. Danna

/s/ BEN A. FRYDMAN	Director	March 31, 2011
Ben A. Frydman

/s/ ROBERT S. THROOP	Director	March 31, 2011
Robert S. Throop

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.41	Sole Sales and Service Agreement, effective as of April 13, 2006, with Wuxi Kipor Power Co., Ltd., which appointed Coast Distribution as the sole distributor in the North America of Kipor’s line of portable and standby generators and certain other products. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 13, 2006.)

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Third Amended & Restated Loan and Security Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.47	Seventh Amendment to Third Amended & Restated Loan and Security Agreement entered into as November 8, 2010 by the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

E-1