Form 10-K/A
period 2010-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2011-05-02
CIK 728303

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

As of April 22, 2010, a total of 4,777,930 shares of Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2011 The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”) with the Securities Exchange Commission (the “SEC”). This Amendment No. 1 is being filed solely to add, into Part III of the 2010 10-K, the information that was to have been incorporated by reference therein from the Company’s proxy statement for its 2011 Annual Meeting of Stockholders.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are attached, respectively, as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2 to this Amendment No. 1 on Form 10K/A.

Since no other Exhibits are being filed with this Form 10-K/A, the Exhibit Index on page E-1 lists only those Exhibits and not the Exhibits that were incorporated by reference into or attached to our 2010 10-K that we filed with the SEC on March 31, 2011.

This Amendment No. 1 (i) does not reflect or discuss any events that may have occurred during the period that began on April 1, 2011 and will end on the date of the filing of this Amendment No. 1 on Form 10-K/A with the SEC and (ii) does not modify or update any disclosures in the originally filed 2010 10-K that may have been affected by any such subsequent events.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2010

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

Name	Age	Position	Director Since	Current Term Expires
Class I Directors:
Robert S. Throop	73	Director	1995	2013
Leonard P. Danna	58	Director	2003	2013
Class II Directors:
John W. Casey	69	Director	1998	2011
James Musbach	61	President, Chief Executive Officer and Director	2007	2011
Class III Directors:
Thomas R. McGuire	67	Executive Chairman and Chairman of the Board	1977	2012
Ben A. Frydman	64	Director	1988	2012

Class I Directors

Robert S. Throop has served as a director of the Company since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc., which is a national distributor of semiconductor and computer products and was, during Mr. Throop’s tenure as its Chairman and CEO, a New York Stock Exchange listed company. Mr. Throop served as a director of the Manitowoc Company, a publicly traded company that is a leading manufacturer of industrial cranes, until he retired from its board in 2007. Mr. Throop also is a director of Azerity, which is a privately owned business. Having been the CEO of a publicly owned national distribution company for many years, Mr. Throop brings a wealth of knowledge regarding the management and operation and the risks faced by product distribution companies.

Leonard P. Danna has served as a director of the Company and Chairman of the Audit Committee of the Board of Directors since November 2003. Mr. Danna is, and since April 1999 has been, an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999, Mr. Danna was an audit partner with Grant Thornton LLP. As a result of his accounting experience, Mr. Danna is familiar with financial reporting requirements and financial issues faced by publicly traded companies, making him an effective member of Audit Committee, of which he is the Chairman.

Class II Directors

John W. Casey has served as a director of the Company since August 1998. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including recreational vehicles (“RVs”) and soft drink dispensing machines. Mr. Casey also serves as a trustee of the Deschutes Land Trust. Having been the CEO of Shurflo, which is a supplier of products to the RV manufacturers and distributors, Mr. Casey brings to the Board considerable knowledge regarding the RV market generally and also the perspective of an aftermarket product manufacturer and supplier to the RV industry, which is valuable to the Board and management due to the Company’s reliance on such manufacturers and suppliers for the products it sells.

James Musbach is and since April 2008 has been the Chief Executive Officer of the Company. From September 2006 until his promotion to CEO in 2008, Mr. Musbach was the Company’s President and Chief Operating Officer and since November 2007 has been a member of the Board of Directors. From 1995 until 2004, Mr. Musbach was Executive Vice President of Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems. While at Raytek, Mr. Musbach also served as General Manager of Raytek’s Portable Products Division and, in that capacity, directed that Division’s global operations. Prior to joining Raytek, Mr. Musbach held various executive positions, including Executive Vice President and General Manager and Vice President of Sales and Marketing, with Import Parts America, a North America automotive aftermarket importer and distributor with relationships in Asia and Europe. As a result, Mr. Musbach has extensive experience and knowledge about managing and growing businesses, managing foreign business relationships and developing and implementing product marketing and distribution programs. Such knowledge and experience already have been and will continue to be of considerable importance to the Company in implementing and expanding its proprietary products strategy and its initiative to sell products not only into the RV and boating markets, but also into other markets, such as the outdoor power equipment market.

Class III Directors

Thomas R. McGuire is a founder of the Company and has been Chairman of the Board of the Company since its inception in 1977. Mr. McGuire also served as the Company’s Chief Executive Officer from 1977 until April 2008, when he relinquished that position upon Mr. Musbach’s promotion to CEO. Mr. McGuire retains the position of Executive Chairman of the Company and continues as Chairman of the Board of Directors. Having been the Company’s founder and CEO, and having been the principal architect of its growth strategies, Mr. McGuire brings a wealth of knowledge to the Board regarding the Company’s operations, markets and growth strategies

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than the past thirty years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2009 and is providing legal services to the Company in 2010. Mr. Frydman received a Bachelor’s Degree from UCLA in 1968 and graduated with honors with a J.D. Degree from Harvard Law School in 1973. Mr. Frydman has been the Company’s outside counsel since 1983 and, in that capacity, has been an advisor to management and the Board in connection with virtually all of the Company’s major corporate transactions and acquisitions and the implementation of its growth strategy. As a result, he has a keen knowledge of the Company’s business and the management of business risks that the Company encounters in connection with its operations and growth strategies.

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

Our Board members are encouraged to prepare for and to attend all meetings of the Board and the Board committees of which they are members and all stockholder meetings. During the fiscal year ended December 31, 2010, the Board of Directors of the Company held a total of four meetings and all of the directors attended at least 80% of the total of those meetings and the meetings of the Board committees on which they served during 2010. All of our directors, with the exception of Mr. Danna, also attended the 2010 Annual Meeting of Stockholders.

Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2010 is set forth below.

Audit Committee and Financial Experts. The members of the Audit Committee are Leonard P. Danna, its Chairman, and Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the AMEX listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended. Our Board of Directors also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the Securities and Exchange Commission (the “SEC”). The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can obtain a copy of that charter at our Internet website at www.coastdistribution.com. To ensure independence, the Audit Committee meets separately with our outside auditors and members of management, respectively. The Audit Committee held a total of four meetings during fiscal 2010.

Compensation Committee. The members of the Compensation Committee are John W. Casey, who serves as the Committee’s Chairman, and Robert S. Throop and Leonard P. Danna, each of whom is independent (as defined in the AMEX listed company rules). The Compensation Committee (i) sets the salaries of the Company’s executive officers, (ii) adopts incentive compensation and other benefit plans for our executive officers, and sets the performance targets and determines the incentive compensation awards under management bonus programs; and (iii) administers the Company’s stock incentive plans and makes determinations with respect to the granting and terms of stock options and restricted shares under those plans. The Compensation Committee operates under a charter that sets forth the role and responsibilities of the Committee. A copy of that charter is accessible at our website at www.coastdistribution.com. The Compensation Committee held two meetings during fiscal 2010.

Nominating and Governance Committee. The members of the Nominating and Governance Committee (the “Nominating Committee”) are Robert S. Throop, its Chairman, Ben A. Frydman and John W. Casey, each of whom is independent within the meaning of the AMEX Listing Rules. This Committee has a written charter that specifies its responsibilities, which include identifying and recommending nominees for election to the Board; making recommendations to the Board regarding the directors to be appointed to each of its standing Committees; developing and recommending corporate governance guidelines for adoption by the Board of Directors; and overseeing the annual self-assessments by the Company’s Directors of the performance of the Board of Directors and its Committees. A copy of the Committee’s charter is accessible at our website at www.coastdistribution.com. The Committee held one meeting during 2010.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Directors believe that sound governance policies and practices provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. Our Board has adopted the following governance guidelines, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the requirements under the AMEX listed company rules and the Sarbanes-Oxley Act of 2002. Some of the principal subjects covered by those guidelines include:

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

On the basis of the above criteria, the Board has determined that four of the Company’s six directors are independent, including Mr. Frydman. As Messrs. McGuire and Musbach are executive officers of the Company, they are not deemed to be independent directors under the criteria set forth above. In determining that Mr. Frydman is independent, the other independent directors considered the fact that Mr. Frydman is a stockholder in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during the past three years and is providing legal services to Coast in 2011. However, on the basis of the criteria set forth above and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that his relationship did not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of Coast.

The Nominating Committee believes that differences in experience, knowledge, skills and viewpoints enhance the Board of Directors’ performance. Accordingly, the Nominating Committee considers such diversity in selecting, evaluating and recommending proposed Board nominees. However, neither the Board of Directors nor the Nominating Committee has implemented a formal policy with respect to the consideration of diversity for the composition of the Board of Directors.

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

Nomination of Directors

In identifying candidates for membership on the Board, the Nominating Committee will seek recommendations from existing Board members and executive officers. In addition, the Nominating Committee will consider any candidates that may be recommended by any of the Company’s stockholders who make those recommendations in accordance with the procedures described below. The Committee also has the authority to engage an executive search firm and other advisors as it deems appropriate to assist it in identifying qualified Board candidates.

In assessing and selecting new candidates for Board membership, the Nominating Committee will consider such factors, among others, as the candidate’s independence and freedom from conflicts of interest, experience, knowledge, skills and expertise, as demonstrated by past employment and board experience and the candidate’s reputation for integrity. When selecting a nominee from among candidates under consideration, the Nominating Committee will conduct background inquiries of and interviews with those candidates which the members of the Nominating Committee believe are best qualified to serve as directors of the Company. The Nominating Committee will consider a number of factors in making its selection of a nominee from among those candidates, including, among others, whether the candidate has the ability, willingness and enthusiasm to devote the time and effort required of members of the Board; the candidate’s independence, including whether the candidate has any conflicts of interest or commitments that would interfere with the candidate’s ability to fulfill the responsibilities of a director; whether the candidate’s skills and experience would add to the overall competencies of the Board; and whether the candidate has any special background or experience relevant to the Company’s business.

Stockholder Recommendation of Board Candidates. Any stockholder desiring to submit a recommendation for consideration by the Nominating Committee of a candidate that the stockholder believes is qualified to be a Board nominee at any annual stockholders meeting may do so by submitting that recommendation in writing to the Board of Directors not later 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. However, if the date of an annual meeting has been changed by more than 30 days from the anniversary date of the prior year’s annual meeting, the recommendation must be received within a reasonable time before the Company begins to print and mail its proxy materials for that annual meeting. In addition, the recommendation should be accompanied by the following information: (i) the name and address of the nominating stockholder and the person that the nominating stockholder is recommending for consideration as a candidate for Board membership; (ii) the number of shares of voting stock of the Company that are owned by the nominating stockholder, his or her recommended candidate and any other stockholders known by the nominating stockholder to be supporting the nomination of that candidate; (iii) a description of any arrangements or understandings that relate to the election of directors of the Company, between the nominating stockholder, or any person that (directly or indirectly through one or more intermediaries) controls, or is controlled by, or is under common control with, such stockholder, on the one hand, and the person that the nominating stockholder is recommending for election to the Board or any other person or persons (naming each such person), on the other hand; (iv) such other information regarding the recommended candidate as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC; and (v) the written consent of the recommended candidate to be named as a nominee and, if nominated and elected, to serve as a director.

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

To the best of our knowledge, based solely on a review of the copies of such reports furnished to us during 2010 or written representations that no other reports were required to be filed pursuant to Section 16(a) of the Exchange Act, all of our executive officers and directors, and any 10% Stockholders, complied with all Section 16(a) filing requirements.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2010 and 2009 by the Company’s Chief Executive Officer, and the next two highest paid executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2010 exceeded $100,000 (collectively, the “NEOs” or “Named Executive Officers”):

Name and Principal Position	Year	Salary	Non-Equity Incentive Compensation(4)	Equity Incentive Plan Awards($)(5)	All Other Compensation(6)	Total
James Musbach(1) President, CEO and Chief Operating Officer	2010	$231,250	$—	$148,535	$5,980	$385,765
	2009	$231,250	$—	$67,040	$6,095	$304,385

Thomas R. McGuire(2) Executive Chairman	2010	$231,250	$—	$52,890	$5,980	$290,120
	2009	$231,250	$—	$28,510	$6,095	$265,855

Sandra A. Knell(3) EVP and Chief Financial Officer	2010	$190,550	$—	$33,775	$—	$224,325
	2009	$190,550	$—	$22,810	$—	$213,360

(1)	Effective April 7, 2008, Mr. Musbach was promoted to the position of CEO. Although, as a result of that promotion, the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000, Mr. Musbach declined to accept that increase as his contribution to a Company cost reduction program. Mr. Musbach voluntarily reduced his annual base salary by 10%, effective February 1, 2009, in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. In July 2010, one-half of that 10% reduction was restored for all Company employees, including Mr. Musbach. As a result, Mr. Musbach’s annual base salary is now, and since July, 2010 has been, $237,500. See “Narrative to Summary Compensation Table” below.

(2)	Effective April 7, 2008, Mr. McGuire was appointed as Executive Chairman, a full time management position with the Company, in conjunction with the promotion of Mr. Musbach as CEO in furtherance of the Board’s management succession plan. There was no change made to Mr. McGuire’s compensation in connection with that change in his position. However, effective June 1, 2008, Mr. McGuire voluntarily reduced his annual base salary by $50,000 to $310,000 and effective December 1, 2008, he voluntarily reduced his annual base salary further, by $60,000, to $250,000 as his contributions to a Company cost reduction program. Like the other Named Executive Officers, Mr. McGuire voluntarily reduced his annual base salary by another 10%, effective as of February 1, 2009. In July 2010, one-half of that reduction was restored for all Company employees, including Mr. McGuire. Mr. McGuire’s annual base salary is now $237,500. See “Narrative to Summary Compensation Table” below.

(3)	Like the other NEOs, Ms. Knell voluntarily reduced her annual base salary by 10%, effective as of February 1, 2009, to $185,000, and in July 2010 one-half of that pay reduction was restored. Mrs. Knell’s annual base salary is now $195,500. See “Narrative to Summary Compensation Table” below.

(4)	None of the NEOs received any non-equity incentive compensation awards for 2010 or 2009. See “Narrative to Summary Compensation Table” below.

(5)	Amounts in this column represent the grant date fair values of equity plan awards granted to the NEOs calculated in accordance with FASB ASC 718. The fair values of the options granted to the NEO’s were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of the our common stock. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK OPTIONS AND STOCK PURCHASE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(6)	The other compensation received by Messrs. Musbach and McGuire in 2010 and 2009 consisted solely of automobile allowances to reimburse them for the expenses they incurred in using their personal automobiles on Company business.

Narrative to Summary Compensation Table

Annual Base Salaries

Mr. Musbach served as the Company’s President and Chief Operating Officer until April 2008, when he was promoted to Chief Executive Officer. Although the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000 in conjunction with his promotion to CEO, he declined to accept that increase as his contribution to a cost reduction program adopted by the Board in response to the economic recession and credit crisis which were adversely affecting the Company’s results of operations and cash flows (the “Cost Reduction Program”). As a result, Mr. Musbach’s annual base salary in 2008 was $250,000, unchanged from his annual base salary in 2007. Mr. Musbach voluntarily reduced his annual base salary by 10%, effective as of February 1, 2009, in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. In July 2010, one-half of the February 2009 pay reductions were restored for all of the Company’s officers and employees, including Mr. Musbach. As a result, Mr. Musbach’s current annual base salary is $237,500.

In 2008, Mr. McGuire’s annual base salary was $360,000. However, as his contribution to the Company’s Cost Reduction Program, Mr. McGuire voluntarily reduced his annual base salary on two occasions in 2008: (i) a $50,000 reduction, effective June 1, 2008, bringing his annual base salary from $360,000 to $310,000 and (ii) an additional $60,000 reduction, effective December 1, 2008, bringing his annual base salary from $310,000 to $250,000, which was 30% lower than the amount of his annual base salary at the beginning of 2008. As a result, the salary paid to Mr. McGuire in 2008 totaled approximately $331,000, as compared to $360,000 in 2007. Mr. McGuire’s annual base salary for 2009 reflects a full year of those two salary reductions in 2008 and an additional 10% voluntary reduction in his then salary effective February 1, 2009. In July 2010, one-half of the February 2009 pay reductions were restored for all of the Company’s officers and employees, including Mr. McGuire. As a result, Mr. McGuire’s current annual base salary is $237,500.

Effective September 1, 2008, the Compensation Committee approved a 3% increase in Ms. Knell’s annual base salary to $206,000 in order (i) to make her annual base salary more competitive with salaries paid to chief financial officers of California based companies of similar size and capitalization, and (ii) to recognize and reward Ms. Knell for her past service and individual performance as the Company’s Chief Financial Officer. In 2009, however, like the other NEOs, Ms. Knell agreed to reduce her annual base salary by 10%, effective February 1, 2009, in conjunction with a 10% “across-the-board” reduction in salaries and wages throughout the Company. In July 2010, one-half of the February 2009 pay reductions were restored for all of the Company’s officers and employees, including Ms. Knell. As a result, Ms. Knell’s current annual base salary is $195,500.

Non-Equity and Equity Incentive Compensation

Cash Incentive Plans. Our Compensation Committee usually adopts annual cash incentive or bonus plans which provide opportunities to our executive officers and other key management employees (“Plan Participants”) to earn cash incentive awards or bonuses in an amount equal to a percentage of their respective base salaries. The payment of bonuses under these plans is conditioned on the Company’s achievement of a “threshold” financial performance goal for the fiscal year for which the plan is adopted. If that goal is met or exceeded, the amounts of the bonus awards will depend on the extent to which the Company’s financial performance for that year exceeded that threshold performance goal. The primary purposes of these annual cash bonus plans is to (i) provide meaningful incentives in the form of financial awards to Plan Participants for making significant contributions to the achievement, by the Company, of one or more financial goals for the fiscal year, and (ii) to make a significant portion of the compensation of each Participant, in excess of his or her annual base salary, dependent on the Company’s financial performance and, thereby, promote the interests of the Company and its stockholders. In 2010, the amounts of potential incentive compensation awards that NEOs could earn under the bonus plan ranged from 10% to 55% of their respective base annual salaries. However, no cash bonus awards were earned or paid under the bonus plan to any of the NEOs in 2010, because the Company did not achieve the 2010 threshold financial performance goal under that plan.

In 2009, the Compensation Committee decided to grant additional equity incentives, in the form of stock options, to each of the NEOs in lieu of the adoption of a non-equity incentive compensation program.

Equity Incentive Compensation Plans. With the approval of our stockholders, we adopted an equity incentive plan in 2008 (the “2008 Plan”), which sets aside shares of our common stock for grants of equity awards which, to date, have consisted of stock options and restricted stock awards. Those awards are intended to create incentives, in the form of financial rewards, to NEOs and other management employees for performance that leads to increases in our stock price, so as to better align the financial interests of our NEOs and other management employees with those of our stockholders. Additionally, such awards ordinarily contain vesting conditions which the recipients of the awards to remain in the Company’s employ over vesting periods that, in most cases, range from three-to-five years, in order to earn those awards. Generally, if an executive’s employment with the Company is terminated (whether by the executive or the Company) prior to the expiration of the multi-year vesting period, the unvested portion of the equity award is forfeited. As a result, such awards also provide an incentive for executives to remain in the Company’s employ for such multi-year vesting periods.

The Compensation Committee administers the 2008 Equity Incentive Plan and, in that capacity, determines (i) the officers and other management employees who will be granted equity incentive awards, the number of shares that a participant may receive pursuant to the award, and the nature and terms of, and the vesting conditions that will apply to, such awards, which may take the form of stock options, restricted stock awards, restricted stock units or stock appreciation rights. Generally, the Compensation Committee grants equity awards to our NEOs and other key management employees on the commencement of their employment with the Company, and annually thereafter, at a regularly scheduled Committee meeting usually held during the first quarter of each year.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information, as of December 31, 2010, regarding unexercised options and restricted stock awards that have been granted to our NEOs and were outstanding at the end of 2010.

	Stock Option Awards						Restricted Stock Awards
		Number of Shares Underlying Unexercised Options
Names	Grant Dates	Exercisable	Unexercisable		Option Exercise Price ($)(1)	Expiration Dates(2)	Grant Dates	Number of Shares not yet Vested(7)	Market Value of Shares not yet Vested($)(8)
James Musbach	11/15/06	50,000	—		$7.99	11/15/11
	3/08/07	11,250	3,750	(3)	$8.33	3/08/12
	3/06/08	13,333	6,667	(4)	$5.20	3/06/13
	1/27/09	33,333	66,667	(5)	$1.22	1/27/14
							3/09/10	71,000	$274,770

Thomas R. McGuire	1/08/04	5,000	—		$6.10	1/08/14
	3/06/08	13,333	6,667	(4)	$5.20	3/06/13
	3/26/09	6,667	13,334	(6)	$0.90	3/26/14
							3/09/10	25,000	$96,750

Sandra A. Knell	1/08/04	5,000	—		$6.10	1/18/14
	2/17/05	5,000	—		$7.29	2/17/15
	2/28/06	10,000	—		$7.25	2/28/11
	3/08/07	11,250	3,750	(3)	$8.33	3/08/12
	3/06/08	6,666	3,334	(4)	$5.20	3/06/13
	3/26/09	3,333	6,667	(6)	$0.90	3/26/14
							3/09/10	15,000	$58,050

(1)	Each option grant was made at an exercise price equal to 100% of the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange.

(2)	The expiration dates of the option awards vary from five to ten years from their respective dates of grant, subject to earlier termination on cessation of the NEO’s service with the Company.

(3)	These options became exercisable on March 8, 2011.

(4)	These options became exercisable on March 6, 2011.

(5)	One-half of these options became exercisable on January 27, 2001 and the other half are scheduled to become exercisable on January 27, 2012.

(6)	One-half of these options became exercisable on March 26, 2011 and the other half are scheduled to become exercisable on March 26, 2012.

(7)	Each of these restricted share awards vests, subject to the continued employment of the CEO, in three annual installments, each with respect to 33.3% of the restricted shares, commencing on the first anniversary of the date of grant.

(8)	The market value of restricted stock awards that had not yet vested as of December 31, 2010, was determined by multiplying the number of shares subject to each award by the closing price, as reported by the American Stock Exchange, of the Company’s common stock on December 31, 2010, which was $3.87 per share.

Option Exercises and Restricted Stock Vested in Fiscal Year Ended December 31, 2010

None of the NEOs exercised any of their stock options, and none of their restricted shares became vested, during 2010.

Pension Benefits

We have not established any pension arrangements and we do not provide any post-retirement health coverage for our NEOs or other employees. Our NEOs, as well as all other full time employees, are eligible to participate in our 401(K) defined contribution plan on a non-discriminatory basis. The Company did not make any matching contributions to the 401(K) plan for 2010.

Nonqualified Deferred Compensation Plans

We have not established any nonqualified deferred compensation programs for our NEOs or any other employees.

Potential Payments on Termination or Change of Control

We currently do not have employment agreements, severance agreements, change of control agreements or any other forms of agreement with our NEOs which provide for the payment of compensation or non-equity awards or the provision of benefits on a termination of employment or as a result of a change of control transaction.

Our stock incentive plans provide that all unvested options or restricted shares, whether held by the NEOs or other employees, will become vested on a change of control of the Company unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options on terms approved by the Compensation Committee.

Director Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2010, non-employee directors were entitled to receive a retainer of $8,000 per year and a fee of $2,000 for (i) attendance at each Board of Directors’ meeting, and (ii) each Committee meeting that was held on a date other than a date on which a Board meeting was held. Non-employee directors were reimbursed for their out-of-pocket expenses incurred in attending those meetings.

Pursuant to the Company’s stockholder-approved employee stock incentive plans, each year each non-employee director is automatically granted an option to purchase 2,000 shares of common stock at an exercise price that is equal to the per share closing price of the Company’s shares on the date of grant, as reported by the American Stock Exchange. These options become fully exercisable six months after the date of grant. Upon joining the Board, any new non-employee director is granted an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2010.

Name	Fees Earned or Paid in Cash(1)	Option Awards ($)(2)	All Other Compensation	Total
John W. Casey	$15,500	$6,460	—	$21,960
Leonard P. Danna	$14,000	$6,460	—	$20,460
Ben A. Frydman	$15,500	$6,460	—	$21,960
Robert S. Throop	$15,500	$6,460	—	$21,960

(1)	This column reports the amount of cash compensation earned in 2010 for Board and Committee service.

(2)

Amounts in this column represent the fair values of stock options granted to each director at the date of grant of the options, determined in accordance with FASB ASC 718. These fair values were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of the our common stock. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK OPTIONS AND STOCK PURCHASE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 22, 2011, information regarding the ownership of the Company’s outstanding shares of Common Stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our common stock, (ii) each director, each NEO and each other executive officer of the Company, and (ii) all of those directors and executive officers as a group. As of April 22, 2011, a total of 4,779,597 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Shares Outstanding
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	530,917	(2)	11.0%
Robert E. Robotti(3) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	401,421	(3)	8.4%
JB Capital Partners, L.P. Alan W. Weber 5 Evan Place Armonk, NY 10504	375,100	(4)	7.9%
Dimensional Fund Advisors, LP 1299 Ocean Avenue Santa Monica, CA 90401	358,378	(5)	7.5%
Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900	(6)	5.3%

John W. Casey	41,000	(7)	*
Robert S. Throop	41,000	(7)	*
Ben A. Frydman	29,000	(7)	*
Leonard P. Danna	16,000	(7)	*
James Musbach	305,667	(8)	6.2%
Sandra A. Knell	161,329	(8)	3.3%
Dennis A. Castagnola	135,648	(8)	2.8%
David A. Berger	106,998	(8)	2.2%
All directors and NEOs as a group (9 persons)	1,367,559	(9)	26.5%

*	Less than 1%.

(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on June 22, 2011. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 33,334 shares subject to outstanding stock options exercisable during the 60-day period ending June 22, 2011.

(3)	In a report filed by Robert E. Robotti with the SEC on March 28, 2008 (which is the most recent such report filed by Mr. Robotti), of these 401,421 shares of the Company’s common stock, Mr. Robotti shares voting and dispositive power with: (i) Robotti & Company, Incorporated as to 5,000 of these shares; (ii) Robotti & Company, LLC, as to 18,950 of these shares, (iii) Robotti Company Advisors LLC as to 14,750 of these shares; (iv) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investment Company, L.P. as to 241,535 of these shares, and (v) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investments III, as to 101,186 of these shares. Mr. Robotti also reported that he may be deemed to share beneficial ownership with Suzanne Robotti, Mr. Robotti’s wife, as to 20,000 shares, even though the report states that Suzanne Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.

(4)	In a report filed with the SEC, JB Capital Partners, L.P. and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership in the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.

(5)	Dimensional Fund Advisors, LP (“DFA”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. According to a report filed by DFA with the SEC: (i) these 358,378 shares are owned by four investment companies registered under the Investment Company Act of 1940 and certain commingled group trusts and separate accounts, and (ii) in its capacity as investment advisor to those investment companies and investment manager of those trusts and accounts, DFA exercises sole voting and dispositive power over these shares. However, in that report DFA disclaimed beneficial ownership of these shares.

(6)	In a report filed with the SEC, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(7)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 22, 2011, as follows: Mr. Casey — 20,000 shares; Mr. Throop — 16,000 shares; Mr. Frydman — 18,000 shares; and Mr. Danna — 16,000 shares.

(8)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 22, 2011, as follows: Mr. Musbach — 151,667 shares; Ms. Knell — 41,667 shares; Mr. Castagnola — 41,667 shares; and Mr. Berger — 41,667 shares.

(9)	Includes a total of 380,002 shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 22, 2011.

Information Regarding Equity Compensation Plans

The following table provides information as of December 31, 2010 relating to our equity compensation plans:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders	652,001	$5.01	68,166
Equity compensation plans not approved by stockholders	—	—	—

	652,001	$5.01	68,166

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2010 there were no transactions or any series of similar transactions engaged in by the Company in which any NEO, Director or holder of more than 10% of our common stock, or any member of the immediate family or any affiliates of any of the foregoing persons, had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Burr, Pilger & Mayer LLP (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2010 and 2009.

Audit and Other Services Rendered and Related Fees

Audit Services. During fiscal 2010, Burr Pilger rendered audit services to us, which consisted of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2010 and reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30, and September 30, 2010, respectively. During fiscal 2009, Burr Pilger rendered audit services to us consisting of the annual audit of our consolidated financial statements for the fiscal year ended December 31, 2009 and reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, June 30, and September 30, 2009. Fees paid for those services totaled $261,850 for 2010 and $255,200 for 2009.

Audit Related Services. During 2010 and 2009 Burr Pilger did not provide any audit related services to us.

Other Services. Burr Pilger did not render any tax or any consulting or other services to us in fiscal 2010 or 2009.

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

Dated: May 2, 2011	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/S/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

	Signatures	Title	Date

	/S/ JAMES MUSBACH*	President, Chief Executive Officer and Director (Principal Executive Officer)	May 2, 2011
James Musbach

	/S/ THOMAS R. MCGUIRE* Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	May 2, 2011

	/S/ SANDRA A. KNELL	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	May 2, 2011
Sandra A. Knell

	/S/ JOHN W. CASEY*	Director	May 2, 2011
John W. Casey

	/S/ LEONARD P. DANNA*	Director	May 2, 2011
Leonard P. Danna

	/S/ BEN A. FRYDMAN*	Director	May 2, 2011
Ben A. Frydman

	/S/ ROBERT S. THROOP*	Director	May 2, 2011
Robert S. Throop

By:	/S/ SANDRA A. KNELL		May 2, 2011
* Sandra A. Knell, Attorney-in-Fact

S-1

INDEX TO EXHIBITS

TO 10-K/A

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