Form 10-Q
period 2011-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2011-05-13
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

4,779,597 shares of Common Stock as of May 5, 2011

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current Assets
Cash	$1,021	$4,840
Accounts receivable – net of allowances of $1,245 and $656 as of March 31, 2011 and December 31, 2010, respectively	19,588	9,863
Inventories	31,727	25,912
Other current assets	2,847	2,773

Total current assets	55,183	43,388
Property, Plant, and Equipment, net	1,646	1,707
Other Assets	2,653	2,687

Total Assets	$59,482	$47,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,823	$3,375
Accrued liabilities	3,208	3,256

Total current liabilities	9,031	6,631

Long-Term Obligations	19,979	10,113

Total Liabilities	29,010	16,744

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,777,930 and 4,660,097 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	17,000	16,861
Accumulated other comprehensive income	2,208	1,874
Retained earnings	11,264	12,303

Total Stockholders’ Equity	30,472	31,038

Total Liabilities and Stockholders’ Equity	$59,482	$47,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2011	2010
Net sales	$24,697	$24,102
Cost of sales, including distribution costs	20,799	19,178

Gross profit	3,898	4,924
Selling, general and administrative expenses	5,262	4,854

Operating income (loss)	(1,364)	70
Other expense
Interest	134	147
Other	27	15

	161	162

Loss before income taxes	(1,525)	(92)
Income tax benefit	(486)	(114)

Net earnings (loss)	$(1,039)	$22

Basic and diluted earnings (loss) per share	$(0.23)	$0.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(1,039)	$22
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	191	188
Stock based compensation expense	123	80
Gain on sale of property and equipment	—	3
Deferred income taxes	70	—
Changes in assets and liabilities:
Accounts receivable	(9,725)	(9,099)
Inventories	(5,815)	(2,262)
Other current assets	(133)	726
Accounts payable	2,448	2,049
Accrued liabilities	(48)	272

Net cash used in operating activities	(13,928)	(8,021)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	5
Capital expenditures	(87)	(37)
Increase in other assets	(7)	(73)

Net cash used in investing activities	(94)	(105)
Cash flows from financing activities:
Borrowings under line of credit agreement	29,533	22,588
Repayments under line of credit agreement	(19,667)	(19,460)
Repayments of long-term debt	—	(30)
Excess tax benefit from stock-based payments	13	—
Issuance of common stock pursuant to employee stock option and purchase plans	3	52

Net cash provided by financing activities	9,882	3,150
Effect of exchange rate changes on cash	321	411

NET DECREASE IN CASH	(3,819)	(4,565)
Cash beginning of period	4,840	5,561

Cash end of period	$1,021	$996

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2011 and the results of its operations and cash flows for the three months ended March 31, 2011 and 2010. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. All of the Company’s common shares issuable on exercise of stock options and all unvested restricted shares were excluded from the computation of diluted earnings per share in the first quarter of 2011 because the Company incurred a loss in that period and, as a result, the inclusion of those securities would have been anti-dilutive. For the three months ended March 31, 2010, options to purchase 444,000 shares were excluded from the computation of diluted earnings per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the quarter, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would have been anti-dilutive.

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Numerator:
Net earnings (loss)	$(1,039)	$22

Denominator:
Weighted average shares outstanding	4,495	4,459
Dilutive effect of stock options	—	107

Denominator for diluted net earnings (loss) per share	4,495	4,566

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2011 (remaining nine months)	$3,086
2012	3,115
2013	2,833
2014	2,516
2015	2,387
Thereafter	3,707

$17,644

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
USA	$18,138	$16,802
Canada	6,559	7,300

	$24,697	$24,102

6.	Comprehensive Earnings (Loss).

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Net earnings (loss)	$(1,039)	$22
Change in accumulated foreign currency translation adjustment	334	394

Comprehensive earnings (loss)	$(705)	$416

7.	Stock-Based Compensation.

In August 2008, our stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total number of shares that were then available for the grant of new options under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 41,500 shares ceased to be issuable under the Previously Approved Plans. At March 31, 2011, options to purchase a total of 199,001 shares of our common stock and a total of 233,001 of unvested restricted shares were outstanding and 10,666 shares remained available for future grants of equity incentives under the 2008 Plan. On that same date, options to purchase a total of 392,667 shares of our common stock were outstanding under our Previously Approved Plans.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options or other equity incentives under those Plans. However, the 2008 Plan provides, instead, that if any of those options expire or terminate for any reason, then, the number of shares that will become available for grants or awards of equity incentives under the 2008 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. As a result, if all of the options that were outstanding under the Previously Approved Plans as of March 31, 2011 were to expire or terminate, then the maximum aggregate number of shares that could be issued over the ten year term of the 2008 Plan would increase to 734,164 shares.

The fair value of each outstanding option is estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

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

The Company did not grant any stock options in the three months ended March 31, 2011 or 2010. As a result, no estimates of the fair market values of options were made during either of those periods.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables summarize stock option activity during the three month periods ended March 31, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	652,001	$5.01
Granted	—	—
Exercised	(3,333)	0.90
Forfeited	(57,000)	7.15

Outstanding at March 31, 2011	591,668	$4.83	2.5 years	$655,934
Exercisable at March 31, 2011	530,468	$5.27	2.4 years	$452,614

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	707,667	$4.99
Granted	—	—
Exercised	(25,400)	2.06
Forfeited	—	—

Outstanding at March 31, 2010	682,267	$5.10	3.1 years	$596,757
Exercisable at March 31, 2010	483,917	$5.82	3.0 years	$243,131

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2011 and 2010, respectively, and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on March 31, 2011 and 2010, respectively. The total pre-tax intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $11,016 and $48,146, respectively.

A summary of the status of the Company’s nonvested options as of March 31, 2011 and 2010, and changes during the three month periods ended March 31, 2011 and 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	190,100	$1.11
Granted	—	—
Vested	(128,900)	1.37
Forfeited	—	—

Nonvested at March 31, 2011	61,200	$0.57

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	368,500	$1.20
Granted	—	—
Vested	(170,150)	1.63
Forfeited	—	—

Nonvested at March 31, 2010	198,350	$1.17

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized stock-based compensation expense of $123,000 and $80,000 in the three months ended March 31, 2011 and 2010, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

Unrecognized compensation cost related to nonvested options granted under the Company’s 2008 Plan and the Previously Approved Plans totaled $28,010 and $226,040 for the three months ended March 31, 2011 and 2010, respectively. That cost is expected to be recognized over a weighted average period of 0.6 years in 2011 and 2.0 years in 2010. At March 31, 2011, a total of 588,502 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

Restricted Shares of Common Stock. During the first three months of 2010, we began granting awards of restricted shares of common stock under the 2008 Plan to some of our officers and other key management employees. Restricted shares generally vest in equal annual increments over a three or four year service period. Compensation expense for such awards, which is based on the fair market value of the awards on their respective dates of grant, is recorded over those service periods.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2011	177,000	$4.15
Granted	114,500	4.47
Vested	(58,499)	(4.15)
Forfeited	—	—

Nonvested at March 31, 2011	233,001	$4.31

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	—	$—
Granted	175,500	4.15
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2010	175,500	$4.15

Unrecognized compensation cost related to the nonvested service-conditioned restricted shares outstanding under our 2008 Plan totaled approximately $980,405 and $713,450 at March 31, 2011 and 2010, respectively. The cost is expected to be recognized generally over a weighted average period of 2.2 years measured from March 31, 2011 and March 31, 2010. No restricted shares are outstanding under any of our Previously Approved Plans.

8.	Recent Accounting Pronouncements.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We do not expect adoption of this standard to have a material impact on our financial position, results of operations, or cash flows.

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

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (our “2010 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”), and (ii) in the subsection below in this Item 2 captioned “Management Overview-Factors Generally Affecting Sales of RV and Boating Products”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2010 10-K, which qualify the forward looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2010 10-K or any other of our filings previously made with the SEC, except as may otherwise be required by law or the rules of the American Stock Exchange.

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

Factors Generally Affecting Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about future economic conditions and the availability of credit that consumers often use to finance the purchase of RVs and boats, each of which can affect the willingness and ability of consumers to use and purchase RVs and boats. As a result, recessionary conditions or a tightening in the availability or increases in the costs of credit often lead consumers to reduce their purchases and, to a lesser extent, their usage of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs of, and create difficulties for consumers in, using RVs and boats.

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

Overview of Operating Results for the Quarter Ended March 31, 2011

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended March 31,
	2011	2010	2011 vs. 2010
	Amounts		% change
	(In thousands, except per share data)
Net sales	$24,697	$24,102	2.5%
Gross profit	3,898	4,924	(20.8)%
Selling, general and administrative expenses	5,262	4,854	8.4%
Operating income (loss)	(1,364)	70	(2,048.6)%
Interest expense	134	147	(8.8)%
Loss before income taxes	(1,525)	(92)	1557.6%
Income tax benefit	486	114	326.3%
Net earnings (loss)	$(1,039)	$22	(4,822.7)%
Net earnings (loss) per common share – basic and diluted	$(0.23)	$0.00	N/M

As the table above indicates, we incurred a net loss of $1.0 million, or $0.23 per diluted share, in this year’s first quarter as compared to net earnings of $22,000 in the same quarter of 2010. That loss was primarily attributable to a $1.0 million decline in gross profit primarily as a result of (i) a change in the mix of products sold to a greater proportion of lower margin products, (ii) higher shipping costs due largely to increases in fuel prices, and (iii) selected price reductions in response to increased price competition in our markets. Also contributing to the loss was a $408,000, or 8.4%, increase in selling, general and administrative (“SG&A”) expenses primarily due to an increase in compensation expense that was largely attributable to a partial restoration, in mid-2010, of across-the-board salary and wage reductions implemented in 2008 and 2009. See “Results of Operations” below.

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

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence and a valuation allowance with respect to deferred tax assets. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to adverse changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments and assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations, possibly to a material extent.

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

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. Shipping and handling costs that are billed to our customers are included in revenue, and our shipping and handling costs are included in costs of sales. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns which reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit products for return.

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid accounts receivable, a review of significant past due accounts and current economic and market trends that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate further, adversely affecting their ability to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor, and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $2,004,000, or approximately 6.2% of gross inventory, at March 31, 2011 and $1,666,000, or approximately 6.4% of gross inventory, at March 31, 2010.

Allowance for Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to use our deferred tax asset, in its entirety, depends on the taxable income that we generate during those time periods. At least once a year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it is more likely than not that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At March 31, 2011, the aggregate amount of our net deferred tax asset was approximately $2.7 million, as compared to $2.8 million at March 31, 2010.

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

Warranty Reserves and Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable and standby generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $480,000 and $376,000 at March 31, 2011 and 2010, respectively. Those amounts were determined on the basis of a number of factors, including our estimates of future sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2011 and 2010:

Three Months Ended March 31,
Amounts		% Increase
2011	2010	2011 vs. 2010
$24,697	$24,102	2.5%

The increase in net sales during the first quarter of 2011 was due primarily to an increase in sales of air conditioners that are installed on RVs, which offset a modest decline in sales of other, higher-margin products. The increase in sales of RV air conditioners was primarily attributable to an unexpected withdrawal, from the RV market, of a manufacturer that had supplied air conditioners to some of the RV aftermarket distributors with which we compete, enabling us to increase our share of the market for that line of products. We believe that the decline in sales of other products was principally due to (i) the substantial increase in gasoline prices that occurred during the first quarter of the current year and (ii) colder than usual winter weather conditions, particularly in Canada, which led to decreases in the usage and in purchases of RVs by consumers and, therefore, in the demand for products that we sell.

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

The following table compares our gross profits and gross margin in the quarters ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Gross profit	$3,898	$4,924
Gross margin	15.8%	20.4%

The decrease in our gross margin in the first quarter of 2011, as compared to the first quarter of 2010, was primarily due to (i) a change in the mix of products sold to include a greater proportion of air conditioners on which we realize lower margins than we do on sales of our other products, (ii) an increase in freight-in and shipping costs due to increased fuel prices and, to a lesser extent, to an increase, as a percentage of total product purchases, in the products we imported from overseas suppliers, and (iii) selected price reductions that we implemented in response to increased price competition in our markets.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Selling, general and administrative expenses	$5,262	$4,854
As a percentage of net sales	21.3%	20.1%

As the above table indicates, selling, general and administrative (“SG&A”) expenses increased by $408,000, or 8.4%, and as a percentage of net sales to 21.3%, in the quarter ended March 31, 2011, as compared to the same quarter of 2010. Those increases were due largely to increased compensation expense, primarily as a result of the restoration, effective July 1, 2010, of one-half of salary and wage reductions that we implemented throughout the Company in 2008 and in 2009.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Other expense
Interest expense	$134	$147
Other	27	15

Total	$161	$162

As a percentage of net sales	0.7%	0.7%

Income Taxes

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Income tax provision benefit	$(486)	$(114)
Effective tax rate	31.9%	(123.9)%

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

The revolving bank line of credit provides that we may borrow an amount up to 85% of eligible accounts receivable and up to 55% of eligible inventory, but in no event more than $25,000,000 at any one time. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 1.25% or, at our option (but subject to certain limitations), at LIBOR (which was 0.25% at March 31, 2011) plus 3.00% per annum. The maturity date of the bank line of credit is July 10, 2014.

At May 5, 2011, outstanding bank credit line borrowings approximated $15,700,000. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

The revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. Pursuant to an amendment to the credit line agreement entered into with the bank effective May 10, 2011, the 12 months ending June 30, 2011 will be first of those rolling 12-month periods to which that covenant will apply. A copy of that amendment is attached as Exhibit 10.48 to this Quarterly Report on Form 10-Q.

Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons See “Seasonality and Inflation” below.

During the three months ended March 31, 2011, we used $13.9 million of cash for our operations, as compared to $8.0 million for the same three months of 2010. That increase was primarily attributable to a $9.7 million increase in accounts receivable and a $5.8 million increase in inventories in the first three months of the current year as compared to increases of $9.1 million in accounts receivable and $2.3 million in inventories during the same three months of 2010 over the corresponding period of 2009. At March 31, 2011, inventories totaled $31.7 million and accounts receivable totaled $19.6 million, respectively, as compared to $25.2 million and $17.9 million, respectively, at March 31, 2010.

Net Cash Used in Investing Activities. In the three months ended March 31, 2011, we used net cash of $94,000 in investing activities, consisting of $87,000 of capital expenditures, primarily for purchases of computer and office equipment, and a $7,000 increase in other assets. By comparison, we used $105,000 in investing activities in the first three months of 2010, consisting of capital expenditures of $37,000 and an increase in other assets of $73,000.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our bank credit line borrowings. In three months ended March 31, 2011, we obtained borrowings, net of repayments, under that credit line of $9.9 million, as compared to $3.1 million in the same three months of 2010. Generally, during the winter months, and particularly in the first quarter of the year, when sales are lower than in other periods of the year, we rely more heavily on such borrowings to finance increases in accounts receivable and inventory leading up to the spring and summer selling season, when sales increase due to the increased use and purchases by consumers of RVs and boats. By comparison, during the spring and summer months those increases in sales ordinarily generate increases in cash from operations which enable us to reduce our reliance on borrowings to fund our operations.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of March 31, 2011:

Contractual Obligations at March 31, 2011:	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations	$19,979	$—	$19,979	$—	$—
Operating lease obligations	17,644	3,086	5,948	4,903	3,707

Total	$37,623	$3,086	$25,927	$4,903	$3,707

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31 2011.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2011 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements in 2011 with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2011, we had outstanding approximately $20.0 million under our revolving credit facility.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of March 31, 2011 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.48	Eighth Amendment to Third Amended & Restated Loan and Security Agreement dated as of May 10, 2011 between the Company and Bank of America, N. A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 12, 2011	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.48	Eighth Amendment to Third Amended & Restated Loan and Security Agreement dated as of May 10, 2011 between the Company and Bank of America, N. A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

E-1