Form 10-Q
period 2011-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2011-08-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

4,779,597 shares of Common Stock as of August 4, 2011

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

		Page No

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Interim Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Interim Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Interim Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	Management Overview	9
	Critical Accounting Policies	11
	Results of Operations	13
	Financial Condition, Liquidity and Capital Resources	15
	Seasonality and Inflation	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4T	Controls and Procedures	17

Part II. Other Information

Item 1A	Risk Factors	17

Item 6	Exhibits	17

SIGNATURES		S-1

EXHIBITS		E-1

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	XBRL (eXtensive Business Reporting Language). The following financial materials from The Coast Distribution System, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,780	$4,840
Accounts receivable – net of allowances of $831 and $656 as of June 30, 2011 and December 31, 2010, respectively	15,679	9,863
Inventories, net	29,343	25,912
Other current assets	2,258	2,773

Total current assets	50,060	43,388
PROPERTY, PLANT, AND EQUIPMENT, NET	1,563	1,707
OTHER ASSETS	2,629	2,687

Total Assets	$54,252	$47,782

LIABILITIES

CURRENT LIABILITIES
Accounts payable	$6,427	$3,375
Accrued liabilities	3,456	3,256

Total current liabilities	9,883	6,631

LONG-TERM OBLIGATIONS	12,722	10,113

Total Liabilities	22,605	16,744

STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,779,597 and 4,660,097 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	17,104	16,861
Accumulated other comprehensive income	2,299	1,874
Retained earnings	12,244	12,303

Total Stockholders’ Equity	31,647	31,038

Total Liabilities and Stockholder’s Equity	$54,252	$47,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$33,218	$34,647	$57,915	$58,749
Cost of sales, including distribution costs	26,916	27,915	47,715	47,093

Gross profit	6,302	6,732	10,200	11,656
Selling, general and administrative expenses	4,593	4,713	9,855	9,567

Operating income	1,709	2,019	345	2,089
Other expense
Interest	165	156	299	303
Other	75	(6)	102	9

	240	150	401	312

Earnings (loss) before income taxes	1,469	1,869	(56)	1,777
Income tax provision	489	685	3	571

Net earnings (loss)	$980	$1,184	$(59)	$1,206

Basic earnings (loss) per share	$0.22	$0.26	$(0.01)	$0.27

Diluted earnings (loss) per share	$0.21	$0.26	$(0.01)	$0.26

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(59)	$1,206
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	354	375
Stock-based compensation expense	225	190
Loss on sale of property and equipment	2	1
Deferred income taxes	34	(30)
Changes in assets and liabilities:
Accounts receivable	(5,816)	(5,618)
Inventories	(3,431)	(6,791)
Other current assets	509	1,250
Accounts payable	3,052	3,863
Accrued liabilities	200	692

Net cash used in operating activities	(4,930)	(4,862)

Cash flows from investing activities:
Proceeds from sales of property and equipment	6	5
Capital expenditures	(171)	(150)
Decrease (increase) in other assets	3	(62)

Net cash used in investing activities	(162)	(207)

Cash flows from financing activities:
Borrowings under line of credit agreement	60,529	60,060
Repayments under line of credit agreement	(57,920)	(56,422)
Repayments of long-term debt	—	(60)
Excess tax benefit from stock-based payments	13	—
Issuance of common stock pursuant to employee stock option plans	5	59

Net cash provided by financing activities	2,627	3,637

Effect of exchange rate changes on cash	405	(153)

NET INCREASE (DECREASE) IN CASH	(2,060)	(1,585)
Cash beginning of period	4,840	5,561

Cash end of period	$2,780	$3,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying (a) condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2010.

2.	The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of outstanding stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended June 30, 2011, options to purchase 365,000 shares of common stock and 232,501 restricted shares were excluded from the computation of diluted earnings per share because (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive. All of the Company’s common shares issuable on exercise of stock options and all unvested restricted shares were excluded from the computation of diluted earnings per share in the six months ended June 30, 2011 because the Company incurred a loss in that period and, as a result, the inclusion of those securities would have been anti-dilutive. For the both the three and six months ended June 30, 2010, options to purchases 414,000 shares of common stock and 177,000 restricted shares were excluded from the computation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Numerator
Net earnings (loss)	$980	$1,184	$(59)	$1,206

Denominator
Weighted average shares outstanding	4,547	4,478	4,521	4,468
Dilutive effect of stock options	89	99	—	104

Denominator for diluted net income (loss) per share	4,636	4,577	4,521	4,572

4.	Long-term Obligations. Our revolving bank line of credit provides that we may borrow up to 85% of eligible accounts receivable and up to 55% of eligible inventory, but in no event more than $25,000,000 at any one time. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 1.25% or, at our option (but subject to certain limitations), at LIBOR (which was 0.18% at June 30, 2011) plus 3.00% per annum. The maturity date of the bank line of credit is July 10, 2014.

At June 30, 2011, outstanding bank borrowings totaled $12.7 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Our revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.1 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. Pursuant to an amendment to the credit line agreement entered into with the bank effective July 27, 2011, the 12 months ended September 30, 2011, will be the first of those rolling 12-month periods to which that covenant will apply.

5.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2011 (remaining six months)	$2,052
2012	3,250
2013	2,973
2014	2,656
2015	2,478
Thereafter	3,797

$17,206

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Warranty Reserve. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. The warranty provision is recorded as a component of costs of sales in the condensed consolidated statements of operations.

7.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
USA	$25,285	$26,165	$43,423	$42,967
Canada	7,933	8,482	14,492	15,782

	$33,218	$34,647	$57,915	$58,749

8.	Comprehensive Earnings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Net earnings (loss)	$980	$1,184	$(59)	$1,206
Change in accumulated foreign currency translation adjustment	91	(554)	425	(160)

Comprehensive earnings	$1,071	$630	$366	$1,046

9.	Stock-Based Compensation.

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 41,500 shares ceased to be issuable under the Previously Approved Plans. At June 30, 2011, options to purchase a total of 197,334 shares of our common stock and a total of 232,501 of unvested restricted shares were outstanding and 10,666 shares remained available for future grants of equity incentives under the 2008 Plan. On that same date, options to purchase a total of 392,667 shares of our common stock were outstanding under our Previously Approved Plans.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not grant any stock options in the six months ended June 30, 2011 or 2010. As a result, no estimates of the fair market value of options were made during either of those periods.

The following table summarizes stock option activity during the six month periods ended June 30, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	652,001	$5.01
Granted	—	—
Exercised	(5,000)	0.90
Forfeited	(57,000)	7.15

Outstanding at June 30, 2011	590,001	$4.84	2.5 years	$325,998

Exercisable at June 30, 2011	528,801	$5.28	2.4 years	$214,478

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2010	707,667	$4.99
Granted	—	—
Exercised	(29,666)	2.00
Forfeited	(30,000)	7.78

Outstanding at June 30, 2010	648,001	$5.00	3.1 years

Exercisable at June 30, 2010	453,401	$5.75	3.1 years

The aggregate intrinsic values set forth in the above table represents the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on June 30, 2011, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on June 30, 2011. The total pre-tax intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $16,267 and $61,942, respectively.

A summary of the status of the Company’s nonvested options as of June 30, 2011 and 2010, and changes during the six month periods ended June 30, 2011 and 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	190,100	$1.11
Granted	—	—
Vested	(128,900)	1.37
Forfeited	—	—

Nonvested at June 30, 2011	61,200	$0.57

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	368,500	$1.20
Granted	—	—
Vested	(170,150)	1.63
Forfeited	(3,750)	2.60

Nonvested at June 30, 2010	194,600	$1.14

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized stock-based compensation expense of $102,000 and $110,000 for the quarters ended June 30, 2011 and 2010, respectively, and $225,000 and $190,000 for the six months ended June 30, 2011 and 2010, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

Unrecognized compensation cost related to nonvested options granted under the Company’s 2008 Plan and Previously Approved Plans totaled $20,023 and $178,453 as of June 30, 2011 and 2010, respectively. That cost is expected to be recognized over a weighted average period of 0.6 years in 2011 and 1.5 years in 2010. At June 30, 2011, a total of 586,835 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

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

A summary of the status of the Company’s restricted stock activity follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2011	177,000	$4.15
Granted	114,500	4.47
Vested	(58,999)	4.15
Forfeited	—	—

Nonvested at June 30, 2011	232,501	$4.31

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	—	$—
Granted	177,000	4.15
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2010	177,000	$4.15

Unrecognized compensation cost related to the nonvested service-condition restricted shares granted under the 2008 Plan totaled approximately $887,158 and $659,238 at June 30, 2011 and 2010, respectively. The cost is expected to be recognized generally over a weighted average period of 2.4 years measured from June 30, 2011 and 2.3 years measured from June 30, 2010. No restricted shares are outstanding under any of our Previously Approved Plans. All 232,501 restricted shares outstanding on June 30, 2011 are expected to vest. The aggregate intrinsic value of these shares of restricted stock, at June 30, 2011 was $674,250.

10.	Recent Accounting Pronouncements.

Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Accounting Standards Codification.

The Company considers the applicability and impact of all ASU’s. Those ASU’s not listed below are assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011, result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting Standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position and results of operations.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe our adoption of the new guidance in the first quarter of fiscal 2012 will have an impact on our consolidated financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations regarding our operations or financial performance or financial condition in the future, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based upon current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in future periods to differ significantly from our expected financial condition and operating results that are set forth in the forward-looking statements contained in this Report and therefore, also could affect the price performance of our stock.

The principal risks and uncertainties to which our business is subject are discussed (i) in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (our “2010 10K”) that we filed with the Securities and Exchange Commission (the “SEC”), and (ii) in the subsection below, entitled “Management Overview - Factors Generally Affecting Sales of RV and Boating Products.” Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2010 10-K, which qualify the forward-looking statements contained in this report.

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

Factors Generally Affecting Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend in large measure upon the extent of discretionary income available to consumers and, their confidence about future economic conditions, and the availability and cost of credit that consumers use to finance their purchases of RVs and boats, each of which can affect the willingness and ability of consumers to purchase and use RVs and boats. As a result, recessionary conditions, high unemployment or uncertainties about the future or a tightening in the availability or increases in the costs of credit often lead consumers to reduce their purchases and, to a lesser extent, their usage of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs of, and create difficulties for consumers in, using RVs and boats.

Weather conditions also can affect our operating results. Purchases and the usage of RVs and boats decline in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than during the spring and summer months in the second and third quarters of the year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if unusually severe or winter weather conditions occur during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and boats, therefore, their purchase of the products we sell during periods when such purchases and usage ordinarily increase.

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

Overview of Operating Results – Three and Six months Ended June 30, 2011 and 2010

The following table sets forth the changes in our results of operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change 2011 vs. 2010	Amounts		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in thousands, except per share amounts)
Net Sales	$33,218	$34,647	(4.1)%	$57,915	$58,749	(1.4)%
Cost of sales	26,916	27,915	(3.6)%	47,715	47,093	1.3

Gross profit	6,302	6,732	(6.4)%	10,200	11,656	(12.5)%
Selling, general and administrative exp	4,593	4,713	(2.5)%	9,855	9,567	3.0%

Operating income	1,709	2,019	(15.4)%	345	2,089	(83.5)%
Other expense	240	150	60.0%	401	312	28.5%

Earnings (loss) before income taxes	1,469	1,869	(21.4)%	(56)	1,777	(103.2)%
Income taxes provision	489	685	(28.6)%	3	571	(99.5)%

Net earnings (loss)	$980	$1,184	(17.2)%	$(59)	$1,206	(104.9)%

Earnings (loss) per common share – basic	$0.22	$0.26	(15.4)%	$(0.01)	$0.27	(103.7)%
Earnings (loss) per common share – diluted	$0.21	$0.26	(19.2)%	$(0.01)	$0.26	(103.9)%

As indicated in the table above, our net earnings declined by $200,000 or 17.2%, to $980,000, or $0.21 per diluted share, in this year’s second quarter from approximately $1.2 million, or $0.26 per diluted share, in the second quarter of 2010. In the six months ended June 30, 2011, we incurred a net loss of $59,000, or ($0.01) per diluted share, as compared to net earnings of $1.2 million, or $0.26 per diluted share, in the first six months of 2010.

The decline in our net earnings in this year’s second quarter and the net loss we incurred for the first six months of this year were due primarily to (i) the declines in our net sales in both those periods, as shown in the above table, and (ii) decreases in our gross profits that, in addition to the declines in our net sales, were the result of a change in the mix of products sold to a higher proportion of lower margin items and selected price reductions that we implemented in response to increased price competition within our markets. We believe that the declines in our net sales were due primarily to reductions of purchases by consumers of RVs and boats and, therefore, their purchases of the products we sell, primarily in response to the economic slowdown and increases in unemployment in the United States during the first six months of this year, which increased uncertainties and declines in confidence about future economic conditions and led consumers and Aftermarket Customers to reduce their spending. Also contributing to the declines in our sales were unusually severe weather conditions in the Northeastern U.S. and in Canada, which adversely affected the usage of RVs and boats by consumers in those regions.

Critical Accounting Policies

General

In accordance with US GAAP, we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts at which we expect to be able to sell our inventories and the amounts of available income tax benefits that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence and a valuation allowance with respect to deferred tax assets. The amounts at which those allowances are established and maintained are based on our historical experience and also on our assumption and judgments about economic or market conditions or trends or any other factors that could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to adverse changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments and assumptions about market or economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations, possible to a material extent.

The decision as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic slowdowns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes, for their full effects on our business to be recognized. Therefore, we make such estimates based upon the information available to us at that time and reevaluate and adjust the reserves and allowances for potential write-downs on a quarterly basis.

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. Those estimates and judgments will depend on such factors as the steps or actions that a business must take to complete a sale of products or to perform services for a customer and the circumstances under which a customer would be entitled to return the products or reject or adjust the payment for services sold to them. GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which its sales are recorded, based primarily on the nature, extensiveness and duration of those rights and its historical return experience.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records with us. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivables in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid accounts receivable, a review of significant past due accounts and current economic and market trends that can affect the ability of our customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of customers or economic or market conditions were to deteriorate further, adversely affecting their ability to make payments to us on a timely basis, increases in the allowance may be required. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor, and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slow-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,562,123 or 5.1% of gross inventory, at June 30, 2011, and 1,632,000 or 5.9% of gross inventory, at June 30, 2010.

Allowance for Deferred Income Taxes. We record as a ‘deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to use our deferred tax asset, in its entirety, depends on the taxable income that we generate during those time periods. At least once a year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it is more likely than not that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At June 30, 2011, the aggregate amount of net deferred tax asset was approximately $2.7 million, as compared to $2.8 million at June 30, 2010.

Long-Lived Assets and Intangible Assets. Long-lived assets are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate that the carrying value of those assets may not be recoverable in full, by comparing the fair value of the long-lived asset to its carrying amount.

Foreign Currency Translation. The financial position and results of operations of our foreign subsidiaries are measured using their local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive earnings. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

Warranty Reserves and Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers warrant their products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty for these products is a period of 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $492,000 and $404,000 at June 30, 2011 and 2010, respectively. Those amounts were determined on the basis of a number of factors, including our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which our assumptions and estimates were based, it could become necessary for us to increase the reserve by means of a charge to our income.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we sell, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three and six months ended June 30, 2011 and 2010:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
(Unaudited)
$33,218	$34,647	(4.1)%	$57,915	$58,749	(1.4)%

We believe that the decreases in net sales during the three and six months ended June 30, 2011 were due to decreases in purchases and in the usage of RVs and boats, and, therefore, in the purchases of the products we sell, primarily as a result of the economic slowdown and increase in unemployment during the first six months of 2011, which resulted in declines in confidence about future economic conditions and led both consumers and Aftermarket Customers to reduce their discretionary spending. Also contributing to the declines in net sales were unusually severe weather conditions in the Northeastern U.S and Canada which led to a reduction in the usage of RVs and boats by consumers in those regions.

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

The following table compares our gross profits (in thousands of dollars) and our gross margin in the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross profit	$6,302	$6,732	$10,200	$11,656
Gross margin	19.0%	19.4%	17.6%	19.8%

The decreases in our gross profits and our gross margin in the three and six months ended June 30, 2011, as compared to the same respective periods of 2010, were primarily due to the combined effects of (i) the reduction in net sales, (ii) a change in the mix of products sold to a greater proportion of products, such as air conditioners, on which we realize lower margins than we do on sales of our other products and (iii) selected price reductions that we implemented in response to increased price competition in our markets.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Selling, general and administrative expenses	$4,593	$4,713	$9,855	$9,567
As a percentage of net sales	13.8%	13.6%	17.0%	16.3%

In the three months ended June 30, 2011, our selling, general and administrative (“SG&A”) expenses declined by $120,000 or 2.5% primarily due to our implementation of (i) a number of cost reductions in response to the decline in net sales and slowdown in the economy, (ii) the first full quarter of the reduction we negotiated in the rent we pay for our corporate offices which became effective in the first quarter of this year, and (iii) a reduction in bad debt write offs in the second quarter of 2011 as compared to the same quarter of 2010. These reductions more than offset increased compensation expense, which was a result of the restoration effective July 1, 2010, of one-half of the salary and wage reduction that we implemented throughout the Company in 2008 and 2009. In the six months ended June 30, 2011, our SG&A expenses increased by $288,000, or 3.0% due largely to that partial restoration of salaries and wages and to the strengthening of the Canadian dollar which, when translated into U.S. dollars for financial reporting purposes, resulted in an increase in the SG&A expenses of our Canadian operations.

Other Expense (Income)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Other Expense
Interest expense	$165	$156	$299	$303
Other	75	(6)	102	9

Total	$240	$150	$401	$312
As a percentage of net sales	0.7%	0.4%	0.7%	0.5%

The largest component of other expense is the interest expense that we incur on bank borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Income tax provision	$489	$685	$3	$571
Effective tax rate	33.3%	36.7%	NM	32.4%

Our effective tax rate is affected by the amount of our pre-tax income or loss, expenses that are not deductible for income tax purposes, and by differences in the tax rates on income generated or losses incurred by our U.S. operations and those of our foreign subsidiaries.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds.

The revolving bank line of credit provides that we may borrow up to 85% of eligible accounts receivable and up to 55% of eligible inventory, but in no event more than $25,000,000 at any one time. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 1.25% or, at our option (but subject to certain limitations), at LIBOR (which was 0.18% at June 30, 2011) plus 3.00% per annum. The maturity date of the bank line of credit is July 10, 2014.

At June 30, 2011, outstanding bank borrowings totaled $12.7 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

The revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.1 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. Initially, this covenant was to have become effective for the 12 months ended March 31, 2011. However, pursuant to amendments to the credit line agreement entered into with the bank, that covenant will not become effective until the 12 months ending September 30, 2011.

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

During the six months ended June 30, 2011, we used cash of $4.9 million for our operations, primarily attributable to increases in accounts receivable and inventories of $5.8 million and $3.4 million, respectively, and partially offset by a $3.1 million increase in accounts payable. During the six months ended June 30, 2010, we used cash of $4.9 million for our operations, which was attributable to increases in account receivable and inventories of $5.6 million and $6.8 million, respectively, and was partially offset by a $3.9 million increase in accounts payable and net earnings of $1.2 million. Our inventories were $29.3 million at June 30, 2011 and $29.8 million at June 30, 2010.

Net Cash Used in Investing Activities. We used cash for investing activities of $162,000 in the six months ended June 30, 2011, as compared to $207,000 in the same six months of 2010. Those activities included capital expenditures of $171,000, primarily for purchases of warehouse and computer equipment, in the six months ended June 30, 2011, as compared to capital expenditures of $150,000 in the first six months of 2010.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from the borrowings we obtain and the repayments of such borrowings under our revolving bank credit facility. In the first six months of 2011, financing activities provided us with net cash of $2.6 million. By comparison, in the first six months of 2010, these activities provided us with net cash of $3.6 million.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 5 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, at June 30, 2011:

Contractual Obligations at June 30, 2011:	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-Term debt Obligations	$12,721	$—	$12,721	$—	$—
Operating lease obligations	17,206	2,052	6,223	5,134	3,797

Total	$29,927	$2,052	$18,944	$5,134	$3,797

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

Expected Uses and Sources of Funds. We expect our principal uses for cash during the second half of 2011 will be primarily to fund the working capital requirements of our business and capital expenditures and we anticipate that we will be able to fund those cash requirements with borrowings under our revolving credit facility and internally generated funds.

We continue to explore opportunities to increase our sales and our market share and to improve our profit margins. As a result, we plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, and to invest in tooling needed for such products. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes as well.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2011, we had outstanding approximately $12.7 million under our revolving credit facility.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations association with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes n currency exchange rates. As of June 30, 2011, we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from The Coast Distribution System, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 15, 2011	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from The Coast Distribution System, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1