Form 10-Q
period 2011-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2011-11-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

4,781,597 shares of Common Stock as of November 8, 2011

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page No

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Interim Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	1
	Condensed Consolidated Interim Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	2
	Condensed Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Management Overview	11
	Critical Accounting Policies	12
	Results of Operations	15
	Financial Condition, Liquidity and Capital Resources	16
	Seasonality and Inflation	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T	Controls and Procedures	18

Part II. Other Information

Item 1A	Risk Factors	19

Item 5.	Other Information	19

Item 6	Exhibits	19

SIGNATURES		S-1

EXHIBITS		E-1

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.1	Tenth Amendment to Third Amended & Restated Loan and Security Agreement dated as of November 8, 2011 between the Company and Bank of America, N.A.

Exhibit 101	XBRL (eXtensive Business Reporting Language). The following financial materials from The Coast Distribution System, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$5,864	$4,840
Accounts receivable – net of allowances of $558 and $656 as of September 30, 2011 and December 31, 2010, respectively	8,908	9,863
Inventories, net	28,180	25,912
Other current assets	1,772	2,773

Total current assets	44,724	43,388
PROPERTY, PLANT, AND EQUIPMENT, NET	1,437	1,707
OTHER ASSETS	2,622	2,687

Total Assets	$48,783	$47,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,273	$3,375
Accrued liabilities	3,342	3,256

Total current liabilities	6,615	6,631
LONG-TERM OBLIGATIONS	10,865	10,113

Total Liabilities	17,480	16,744

COMMITMENTS AND CONTIGENCIES	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, $.001 par value: 2,000,000 shares authorized: none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,781,597 and 4,660,097 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	17,210	16,861
Accumulated other comprehensive income	1,237	1,874
Retained earnings	12,856	12,303

Total Stockholders’ Equity	31,303	31,038

Total Liabilities and Stockholders’ Equity	$48,783	$47,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$31,586	$32,245	$89,501	$90,994
Cost of sales, including distribution costs	25,880	26,381	73,595	73,474

Gross profit	5,706	5,864	15,906	17,520
Selling, general and administrative expenses	4,703	4,734	14,558	14,301

Operating income	1,003	1,130	1,348	3,219
Other (income) expense
Interest	128	141	427	444
Other	(39)	30	63	39

	89	171	490	483

Earnings before income taxes	914	959	858	2,736
Income tax provision	302	300	305	871

Net earnings	$612	$659	$553	$1,865

Basic earnings per share	$0.13	$0.15	$0.12	$0.42

Diluted earnings per share	$0.13	$0.14	$0.12	$0.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2011	2010
Cash flows from operating activities:
Net earnings	$553	$1,865
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	616	563
Stock-based compensation expense	330	306
Gain on sale of property and equipment	(9)	(2)
Deferred income taxes	(3)	(54)
Changes in assets and liabilities:
Accounts receivable	955	(87)
Inventories	(2,268)	(4,188)
Other current assets	940	1,365
Accounts payable	(102)	1,476
Accrued liabilities	86	374

Net cash provided by operating activities	1,098	1,618

Cash flows from investing activities:
Proceeds from sales of property and equipment	19	39
Capital expenditures	(270)	(220)
Decrease (increase) in other assets	18	(23)

Net cash used in investing activities	(233)	(204)

Cash flows from financing activities:
Borrowings under line of credit agreement	91,409	88,781
Repayments under notes payable and line of credit agreement	(90,657)	(89,069)
Excess tax benefit from stock-based payments	13	—
Issuance of common stock pursuant to employee stock option plans	6	65

Net cash provided by (used in) financing activities	771	(223)

Effect of exchange rate changes on cash	(612)	268

NET INCREASE IN CASH	1,024	1,459
Cash, beginning of period	4,840	5,561

Cash, end of period	$5,864	$7,020

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying (a) condensed balance sheet as of December 31, 2010, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2010. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K).

2.	The Company’s business is seasonal and its results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings per share for each period are computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of outstanding stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2011, options to purchase 407,000 shares of common stock and 232,501 restricted shares were excluded from the computation of diluted earnings per share. For the nine months ended September 30, 2011, options to purchase 373,000 shares of common stock and 232,501 restricted shares were excluded from the computation of diluted earnings per share. For both the three and nine months ended September 30, 2010, options to purchase 422,000 shares of common stock and 177,000 restricted shares were excluded from the computation of diluted earnings per share. These options and restricted shares were excluded from the computation of diluted earnings per share because (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Numerator
Net earnings	$612	$659	$553	$1,865

Denominator
Weighted average shares outstanding	4,548	4,481	4,530	4,473
Dilutive effect of stock options	78	91	91	99

Denominator for diluted net income per share	4,626	4,572	4,621	4,572

4.	Long-term Obligations. Our revolving bank line of credit provides that we may borrow up to 85% of eligible accounts receivable and up to 55% of eligible inventory, but in no event more than $25,000,000 at any one time. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 1.25% or, at our option (but subject to certain limitations), at LIBOR (which was 0.24% at September 30, 2011) plus 3.00% per annum. The maturity date of the bank line of credit is July 10, 2014.

At September 30, 2011, outstanding bank borrowings totaled $10.9 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

Our revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. Pursuant to an amendment to the credit line agreement entered into with the bank effective November 8, 2011, the 12 months ending March 31, 2012 will be the first of those rolling 12-month periods to which that covenant will apply. The amendment contains a covenant which requires the

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company to maintain a minimum EBITDA for the nine months ending September 30, 2011. At September 30, 2011, we were is in compliance with that covenant.

5.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2011 (remaining three months)	$998
2012	3,652
2013	3,378
2014	3,067
2015	2,900
Thereafter	4,066

$18,061

6.	Warranty Reserve. We generally do not independently provide warranties on the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The warranty provision is recorded as a component of cots of products sold in the condensed consolidated statements of income.

Accrued warranty expense, which is included in accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2011 and 2010 is as follows (in thousands):

	September 30, 2011	September 30, 2010
Accrued warranty balance – December 31, 2010	$469	$358
Warranty costs incurred	(528)	(491)
Provision for warranty	538	687

Accrued warranty balance – September 30, 2011	$479	$554

7.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
USA	$24,344	$24,506	$67,767	$67,473
Canada	7,242	7,739	21,734	23,521

	$31,586	$32,245	89,501	90,994

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	Comprehensive Earnings.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Net earnings	$612	$659	$553	$1,865
Change in accumulated foreign currency translation adjustment	(1,062)	440	(637)	280

Comprehensive (loss) earnings	$(450)	$1,099	$(84)	$2,145

9.	Stock-Based Compensation.

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 41,500 shares ceased to be issuable under the Previously Approved Plans. At September 30, 2011, options to purchase a total of 205,334 shares of our common stock and a total of 232,501 of unvested restricted shares were outstanding and 2,666 shares remained available for future grants of equity incentives under the 2008 Plan. On that same date, options to purchase a total of 390,667 shares of our common stock were outstanding under our Previously Approved Plans.

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

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s dividend policy and the fair value of the Company’s shares at the time of grant. Expected lives are based on several factors including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

We used the following weighted average assumptions in estimating the fair values of the options granted in the periods indicated below:

	Nine Months Ended September 30,
	2011	2010
Stock Incentive Plans:
Expected volatility	72.0%	71.0%
Risk-free interest rate	2.15%	2.79%
Expected dividend yields	N/A	N/A
Expected lives	10 years	10 years

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2011 and 2010 were $1.97 and $3.23, respectively.

The following table summarizes stock option activity during the nine month periods ended September 30, 2011 and 2010:

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	652,001	$5.01
Granted	8,000	2.74
Exercised	(7,000)	0.82
Forfeited	(57,000)	7.15

Outstanding at September 30, 2011	596,001	$4.83	2.6 years	$274,208

Exercisable at September 30, 2011	526,801	$5.30	2.4 years	$177,988

Options vested and expected to vest as of September 30, 2011	592,835	$4.85	2.6 years	$269,627

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	707,667	$4.99
Granted	8,000	4.25
Exercised	(33,666)	1.94
Forfeited	(30,000)	7.78

Outstanding at September 30, 2010	652,001	$5.01	3.3 years	$505,399

Exercisable at September 30, 2010	449,401	$5.79	3.1 years	$189,159

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on September 30, 2011, and the exercise prices for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on September 30, 2011. The total pre-tax intrinsic values of options exercised during the nine months ended September 30, 2011 and 2010 were $21,007 and $72,942, respectively.

A summary of the status of the Company’s nonvested options as of September 30, 2011 and 2010, and changes during the nine month periods ended September 30, 2011 and 2010, is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	190,100	$1.11
Granted	8,000	1.97
Vested	(128,900)	1.37
Forfeited	—	—

Nonvested at September 30, 2011	69,200	$0.73

	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	368,500	$1.20
Granted	8,000	3.23
Vested	(170,150)	1.63
Forfeited	(3,750)	2.60

Nonvested at September 30, 2010	202,600	$1.22

Unrecognized compensation cost related to nonvested options granted under the Company’s 2008 Plan and Previously Approved Plans totaled $24,504 and $149,522 as of September 30, 2011 and 2010, respectively. That cost is expected to be recognized over a weighted average period of 0.5 years in 2011 and 1.6 years in 2010. At September 30, 2011, a total of 592,835 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Shares of Common Stock. During the first three months of 2010, we began granting awards of restricted shares of common stock under the 2008 Plan to some of our officers and other key management employees. Restricted shares generally vest in equal annual increments over a three or four year service period. Compensation expense for such awards, which is based on the fair value of the awards on their respective dates of grant, is recorded over those service periods.

A summary of the status of the Company’s restricted stock activity follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2011	177,000	$4.15
Granted	114,500	4.47
Vested	(58,999)	4.15
Forfeited	—	—

Nonvested at September 30, 2011	232,501	$4.31

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2010	—	$—
Granted	177,000	4.15
Vested	—	—
Forfeited	—	—

Nonvested at September 30, 2010	177,000	$4.15

We recognized stock-based compensation expense related to restricted share grants of $105,000 and $116,000 for the quarters ended September 30, 2011 and 2010, respectively, and $330,000 and $306,000 for the nine months ended September 30, 2011 and 2010, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of income.

Unrecognized compensation cost related to the nonvested service-condition restricted shares granted under the 2008 Plan totaled approximately $793,900 and $598,000 at September 30, 2011 and 2010, respectively. The cost is expected to be recognized generally over a weighted average period of 1.6 years measured from September 30, 2011 and 2.5 years measured from September 30, 2010. No restricted shares are outstanding under any of our Previously Approved Plans. All 232,501 restricted shares outstanding on September 30, 2011 are expected to vest. The aggregate intrinsic value of these shares of restricted stock, at September 30, 2011 was $616,130.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for us beginning January 1, 2012, with early adoption permitted. We are currently evaluating this guidance, but do not expect the adoption will have a material impact on our consolidated financial statements.

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

The principal risks and uncertainties to which our business is subject are discussed (i) in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2010 (our “2010 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”), and (ii) in the subsection below, entitled “Management Overview – Factors Generally Affecting Sales of RV and Boating Products.” Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2010 10-K, which qualify the forward-looking statements contained in this report.

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

These same circumstances and conditions, in turn, affect the willingness and ability of Aftermarket Customers to purchase the products that we sell. Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they need to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines in the usage and purchases of RVs and boats by consumers. By contrast, when the economy and consumer confidence are strong and financing is readily available, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet increases in consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by economic conditions, the availability and the costs of consumer and business financing, the supply and the prices of gasoline and weather conditions.

Overview of Operating Results – Three and Nine months Ended September 30, 2011 and 2010

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change 2011 vs. 2010	Amounts		% Change 2011 vs. 2010
	2011	2010		2011	2010
	(Dollars in thousands, except per share amounts)
Net sales	$31,586	$32,245	(2.0)%	$89,501	$90,994	(1.6)%
Cost of sales	25,880	26,381	(1.9)%	73,595	73,474	0.2%

Gross profit	5,706	5,864	(2.7)%	15,906	17,520	(9.2)%
Selling, general and administrative exp.	4,703	4,734	(0.7)%	14,558	14,301	1.8%

Operating income	1,003	1,130	(11.2)%	1,348	3,219	(58.1)%
Other expense	89	171	(48.0)%	490	483	1.4%

Earnings before income taxes	914	959	(4.7)%	858	2,736	(68.6)%
Income tax provision	302	300	0.7%	305	871	(65.0)%

Net earnings	$612	$659	(7.1)%	$553	$1,865	(70.3)%

Earnings per common share – diluted	$0.13	$0.14	(7.1)%	$0.12	$0.41	(70.7)%

As indicated in the table above, our net earnings declined by $47,000 or 7.1%, to $612,000, or $0.13 per diluted share, in this year’s third quarter from $659,000, or $0.14 per diluted share, in the third quarter of 2010. In the nine months ended September 30, 2011 our net earnings declined by approximately $1.3 million, or 70.3%, to $553,000, or $0.12 per diluted share, as compared to approximately $1.9 million or $0.41 per diluted share during the same nine months of 2010.

The declines in our net earnings in both those periods were primarily attributable to declines in our net sales and, to a somewhat lesser extent, decreases in our gross profits. We believe that the declines in our net sales were due primarily to reductions in purchases by consumers of RVs and boats and, therefore, their purchases of the products that we sell, largely due to the continued weakness of the economic recovery, the continued high unemployment and a further decline in consumer confidence in the United States. Also contributing to the decline in our net sales in the nine months ended September 30, 2011 were unusually severe weather conditions in the Northeastern U.S. and in Canada during the first six months of this year, which adversely affected the usage of RVs and boats by consumers in those regions and, therefore, their need for the products we sell. The decreases in our gross profits were primarily the result of those declines in our net sales, a change in the mix of products sold to a higher proportion of lower margin items, and selected price reductions that we implemented in response to increased price competition within our markets.

Critical Accounting Policies

General

In accordance with US GAPP, we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts at which we expect to be able to sell our inventories and the amounts of available income tax benefits that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of a number of different factors, including judgments or assumptions we make regarding economic and market conditions and trends and their impact on our financial performance, and those judgments and assumptions are, in turn, based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we have recorded these assets, we may be required, pursuant to GAAP, to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

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

Reserve for Excess, Slow-Moving and Obsolete Inventory. Due to the nature of our business, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slow-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines, estimates or assumptions concerning economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,380,000 or 4.9% of gross inventory, at September 30, 2011, and $1,800,000 or 6.5% of gross inventory, at September 30, 2010.

Allowance for Deferred Income Taxes. We record as a ‘deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to use our deferred tax asset, in its entirety, depends on the taxable income that we generate during those time periods. At least once a year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it is more likely than not that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then, we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Such a reduction is implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At September 30, 2011, the aggregate amount of net deferred tax asset was approximately $2.8 million, as compared to $2.9 million at September 30, 2010.

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

Warranty Reserves and Costs. We generally do not independently provide warranties on the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The warranty provision is recorded as a component of costs of products sold in the condensed consolidated statements of income.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we sell, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change	Amounts		% Change
2011	2010	2011 vs. 2010	2011	2010	2011 vs. 2010
(Unaudited)
$31,586	$32,245	(2.0)%	$89,501	$90,994	(1.6)%

We believe that the decreases in net sales during the three and nine months ended September 30, 2011 were due to decreases in purchases and in the usage of RVs and boats, and, therefore, in the purchases of the products we sell, primarily as a result of the continuing weakness in the economy, continuing high unemployment and a further decline in confidence about future economic conditions, which led both consumers and Aftermarket Customers to reduce their discretionary spending. Also contributing to the declines in net sales during the first nine months of 2011 were unusually severe weather conditions in the Northeastern U.S. and Canada in the first half of 2011, which led to a reduction in the usage of RVs and boats by consumers in those regions and, therefore, in their need for the products we sell.

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

The following table compares our gross profits (in thousands of dollars) and our gross margin in the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross profit	$5,706	$5,864	$15,906	$17,520
Gross margin	18.1%	18.2%	17.8%	19.3%

Our gross margin in this year’s third quarter was approximately the same as in the third quarter of 2010, due to a decrease in our costs of sales, which substantially offset the adverse impact on our gross margin of the decline in net sales this year’s third quarter. The decrease in our gross margin in the nine months ended September 30, 2011, as compared to the same period of 2010, was primarily due to (i) the reduction in net sales, (ii) a change in the mix of products sold to a greater proportion of products, such as air conditioners, on which we realize lower margins than we do on sales of our other products, and (ii) selected price reductions that we implemented in response to increased price competition in our markets.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Selling, general and administrative expenses	$4,703	$4,734	$14,558	$14,301
As a percentage of net sales	14.9%	14.7%	16.3%	15.7%

In the three months ended September 30, 2011, our selling, general and administrative (“SG&A”) expenses declined by $31,000 or 0.7%. This decline was due to our implementation of a number of cost reductions, the most significant of which was a reduction in rent expense for our corporate offices that we negotiated in the first quarter of 2011. These reductions more than offset increased compensation expense that was attributable primarily to the restoration, effective July 1, 2010, of one-half of the salary and wage reductions that we implemented throughout the Company in 2008 and 2009. In the nine months ended September 30, 2011, our SG&A expenses increased by $257,000, or 1.8%, due largely to increased compensation expense primarily as a result of that partial restoration of salaries and wages at the beginning of this year’s second quarter.

Other Expense (Income)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Other Expense
Interest expense	$128	$141	$427	$444
Other	(39)	30	63	39

Total	$89	$171	$490	$483

As a percentage of net sales	0.3%	0.5%	0.5%	0.5%

The largest component of other expense is the interest expense that we incur on bank borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Income tax provision	$302	$300	$305	$871
Effective tax rate	33.0%	31.3%	35.5%	31.8%

Our effective tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes and by differences in the tax rates on income generated or losses incurred by our U.S. operations and the tax rates on income generated or losses incurred by our foreign subsidiaries.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds.

The revolving bank line of credit provides that we may borrow up to 85% of eligible accounts receivable and up to 55% of eligible inventory, but in no event more than $25,000,000 at any one time. Interest on our borrowings under the revolving line of credit is payable at the bank’s prime rate plus 1.25% or, at our option (but subject to certain limitations), at LIBOR (which was 0.24% at September 30, 2011) plus 3.00% per annum. The maturity date of the bank line of credit is July 10, 2014.

At September 30, 2011, outstanding bank borrowings totaled $10.9 million. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company.

The revolving bank line of credit agreement, as amended, contains a single financial covenant, which was to have required us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter, beginning with the 12 months ending March 31, 2011. As previously reported, in July 2011, the credit line agreement was amended to provide that the first of these rolling 12 month periods would, instead, be the 12 months ending September 30, 2011. Effective as of November 8, 2011, the credit line agreement was further amended to provide that (i) the first of the rolling 12-month periods will, instead, be the 12 month period ending March 31, 2012, and (ii) until that covenant is achieved, the bank may reduce the maximum amount of credit line borrowings that will be available to the Company by $1 million. This latest amendment also establishes a new financial covenant that requires the Company’s earnings before interest, taxes and depreciation and amortization expense (commonly known as “EBITDA”), adjusted upward for certain additional non-cash expenses, to be at least $1,825,000 for the nine months ended September 30, 2011 and $200,000 for the year ending December 31,2011. The Company satisfied this EBITDA covenant for the nine months ended September 30, 2011.

Cash provided by Operations. Ordinarily, we generate cash from operations for the nine months ended September 30 of each year, because we begin to reduce inventories, and accounts receivable collections increase, in the third quarter of the year as we move into the winter months when purchases and the usage of RVs and boats decline due to weather conditions, resulting in decreases in purchases by consumers of the products we sell. See “Seasonality and Inflation” below.

During the nine months ended September 30, 2011, we generated $1.1 million of cash from our operations, primarily attributable to net earnings of $0.6 million, non-cash expenses of $0.9 million, decreases in accounts receivable and other current assets of $1.0 million and $0.9 million, respectively, partially offset by a $2.3 million increase in inventories. During the nine months ended September 30, 2010, we generated $1.6 million of cash from our operations, which was attributable to net earnings of $1.9 million, non-cash expenses of $0.8 million, decreases in other current assets of $1.4 million, increases in accounts payable of $1.5 million, partially offset by a $4.2 million increase in inventories. Our inventories were $28.2 million at September 30, 2011 and $27.2 million at September 30, 2010.

Net Cash Used in Investing Activities. We used cash for investing activities of $233,000 in the nine months ended September 30, 2011, as compared to $204,000 in the same nine months of 2010. Those activities included capital expenditures of $270,000, primarily for purchases of warehouse and computer equipment, in the nine months ended September 30, 2011, as compared to capital expenditures of $220,000 in the first nine months of 2010.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from the borrowings we obtain net of repayments of such borrowings under our revolving bank credit facility. In the first nine months of 2011, financing activities provided us with cash of $771,000. By comparison, in the first nine months of 2010, we used $223,000 of cash for these activities.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 5 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, at September 30, 2011:

Contractual Obligations at September 30, 2011:	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations	$10,865	$—	$10,865	$—	$—
Operating lease obligations	18,061	998	7,030	5,967	4,066

Total	$28,926	$998	$17,895	$5,967	$4,066

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

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2011 will be primarily to fund the working capital requirements of our business and capital expenditures and we anticipate that we will be able to fund our cash requirements in 2011 with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of September 30, 2011, we had outstanding approximately $10.9 million under our revolving credit facility.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations association with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes n currency exchange rates. As of September 30, 2011, we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2010.

Item 5.	Other Information.

As we have previously reported, the Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by a bank line of credit agreement (the “Credit Line Agreement”) entered into by the Company with Bank of America N.A. (the “Bank”).

The Credit Line Agreement contains a single financial covenant which requires the Company to achieve a fixed charge coverage ratio of at least 1.10–to-1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The first of those rolling 12-month periods to which the covenant was to have been applicable was the 12 month period ending March 31, 2011. As previously reported, the Credit Line Agreement was amended, to provide, instead, that the first of those rolling 12-month periods would be the 12 month period ending September 30, 2011.

Effective as of November 8, 2011, the Bank and the Company entered into another amendment to the Credit Line Agreement (the “Tenth Agreement”), which provides that (i) the first of those rolling 12-month periods to which that financial covenant will apply will, instead, be the 12 month period ending March 31, 2012; and (ii) until that covenant is achieved, the Bank may reduce the maximum amount of borrowings that will be available to the Company under the Credit Line Agreement by $1 million. The Tenth Amendment also establishes a new financial covenant that requires the Company’s EBITDA, adjusted upward for certain additional non-cash expenses, to be at least $1,825,000 for the nine months ended September 30, 2011 and $200,000 for the year ending December 31, 2011. The Company satisfied this EBITDA covenant for the nine months ended September 30, 2011.

The foregoing summary of the Tenth Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 99.1 to this Report.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K AND EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amendment to Third Amended & Restated Loan and Security Agreement dated as of November 8, 2011 between the Company and Bank of America, N.A.

101	XBRL (eXtensive Business Reporting Language). The following financial materials from The Coast Distribution System, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in WBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2011	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Tenth Amendment to Third Amended & Restated Loan and Security Agreement dated as of November 8, 2011 between the Company and Bank of America, N.A.

101	XBRL (eXtensive Business Reporting Language). The following financial materials from The Coast Distribution System, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in WBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.*

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1