Form 10-K
period 2011-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2012-03-30
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer and large accelerated filer” and “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of registrant as of June 30, 2011, the last day of the second quarter of fiscal 2011, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $10,917,000.

As of March 16, 2012, a total of 4,607,096 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from registrant’s Definitive Proxy Statement expected to be filed on or before April 30, 2012 for its Annual Meeting.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The expectations, beliefs or views regarding our future financial condition or financial performance or trends in our business or markets that are contained in this Report are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A of Part I of this Report in the Section entitled “RISK FACTORS” and some of the factors and uncertainties that can affect our business, financial condition and results of operations also are set forth in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

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

Overview of Our Business

The Coast Distribution System, Inc. is one of North America’s largest suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), and boats to RV and boat dealers, supply stores and service centers (“Aftermarket Customers”), which resell the products they purchase from us, at retail, to consumers. We supply or distribute almost 10,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the Company’s operations in the United States and Canada, respectively.

We differ from traditional wholesale product distributors in our markets, in that approximately 30% of our sales are of “proprietary” products which we have introduced into the marketplace. Our proprietary products have been designed specifically for us, at our request, by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers, mostly, but not entirely, in Asia. We market our proprietary products under our own brand-names in competition with or, in some cases that complement products from traditional manufacturers of RV and boating parts, supplies and accessories. For the most part, our proprietary products are comprised of products that are needed or used by RV and boating customers on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. Due to differences in costs, we generally are able to generate higher margins on sales of proprietary products than we are able to realize on sales of competing products. See “Products — Proprietary Products Strategy and Sales” below.

We also have recently begun to market and sell portable generators and certain other products, including some of our proprietary products, to other product distributors, national and regional home improvement and home accessories chains, catalogue stores, hardware stores and agricultural equipment outlets that sell outdoor power equipment to consumers. See “Products — Expansion into New Markets” below.

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

Products

General. We carry a full line of almost 10,000 RV and boating parts, supplies and accessories which we purchase from more than 400 manufacturers, including the manufacturers which produce our proprietary products, in most cases on an exclusive basis specifically for us. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, appliances such as air conditioners, refrigerators, ranges and generators, LP gas equipment, portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, outdoor furniture, mirrors and compressors. Boating and marine products that we distribute include boat covers, stainless steel hardware, depth sounders, anchors, life jackets and other marine safety equipment and fishing equipment that are designed primarily for use on trailer-towable boats.

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

Generally, the costs to us of purchasing proprietary products are lower than the costs of purchasing competing products from traditional suppliers based in the United States. As a result, our proprietary products strategy has enabled us, over the years, to offer our customers lower-priced products, without compromising quality, and at the same time has enabled us to increase our gross profit margins. However, the costs of marketing our proprietary products generally are greater than for established brand-name products, which can offset some of the margin advantage we gain on sales of those products.

Expansion into New Markets. During the past few years we have begun to source from overseas manufacturers, and market and sell in the United States and Canada, products that have applications not only in the RV and boating markets, but also in other markets. We intend to continue our efforts to source additional products from independent manufacturers, primarily in Asia, that we can sell into multiple markets domestically, in order to increase our sales and gross margins and reduce our dependence on the RV and boating markets. It is too early to predict if this strategy will prove to be successful. Among other things, we have encountered stiff competition in those new markets from manufacturers and distributors of competing products. A number of those manufacturers and distributors are larger and have more marketing and capital resources than we do and are better known in those markets than we are. Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these foreign sourced products to consumers and, in some instances, for providing warranty service for such products, the costs of which could offset the margin advantage we enjoy on sales of these products.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) independent boat dealers that purchase small accessories for new boats and replacement parts and boating supplies for resale to boat owners and operators. We are not dependent on any single customer for any material portion of our business and no single customer accounted for more than 2% of our sales in 2011, 2010 or 2009.

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

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 10,000 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on the historical product sales of each distribution center to customers in their respective geographic regions. We rely primarily on independent freight companies to ship our products to our customers.

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

Arrangements with Manufacturers

General. The products which we supply or distribute are purchased from more than 400 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no long term supply contracts or guaranteed price or delivery agreements with manufacturers, including the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, generally we obtain each of our proprietary products from a single source manufacturer, although in many instances we own the tooling required for their manufacture.

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

The following table identifies the product manufacturers that accounted for 5% or more of our total product purchases, and the respective percentages of our total product purchases accounted for by each of them, in each of 2011, 2010 and 2009:

	Percent of Company’s Total Product Purchases in the Years Ended December 31,
Manufacturer	2011	2010	2009
Airexcel, Inc.	27%	20%	18%
Zhejiang Xingyu Industry & Trade Co., Ltd.	6%	*	*
Thule Towing Systems	*	*	5%

*	Less than 5%.

Airexcel, Inc. has manufactured and supplied us with Coleman® brand RV air conditioners for more than the past 15 years. Zhejiang Xingyu Industry & Trade Co., Ltd. (“Zhejiang”) manufactures and supplies us with portable generators. We began purchasing generators from Zhejiang in 2010, which we market and sell under our own “Powerhouse” brand name. Thule Towing Systems (formerly Valley Industries) had manufactured a number of towing products for us. No other product manufacturers accounted for as much as 5% of our product purchases in 2011, 2010 or 2009.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, product manufacturers generally warrant the products they sell to us and allow us to return defective products for credit or replacement, including those that have been returned to us by our customers. However, we do sell portable generators under a product supply arrangement with the manufacturer which provides for us to share the costs of providing warranty services for these products. The warranty period is 24 months following the sale of a generator to a retail customer. At December 31, 2011 and 2010, we had established reserves of $564,000 and $469,000, respectively, for potential warranty claims with respect to those products. However, there is no assurance that warranty claims in the future will not exceed these amounts. See “MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Critical Accounting Policies—Warranty Costs” in Item 7 of this report below.

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

Seasonality

Sales of RV and boating parts, supplies and accessories are seasonal. Generally, we have significantly higher sales during the six-month period from March through August than we do during the remainder of the year when winter weather conditions result in reductions in purchases and in the usage of RVs and boats and, therefore, also in the demand for our products, by consumers. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incurs losses and must rely more heavily on borrowings to fund our operations in the winter months when sales are lower.

Employees

At December 31, 2011, we had approximately 275 full-time employees, which include 70 employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

Our Website

Our internet website address is www.coastdistribution.com. Our Annual Report to Stockholders and all of our SEC filings are available on our website, without charge. Copies of these filings also are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC at its website, which is www.sec.gov.

ITEM 1A.	RISK FACTORS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or future financial condition or trends in our business or markets constitute “forward-looking statements.” Forward-looking statements contain estimates, predictions and our expectations, beliefs and views about our future financial performance or future financial condition, or regarding financial or market trends that may affect our future results of operations. Such statements are based on current information available to us and our business is subject to a number of risks, market conditions and uncertainties that could cause our actual financial performance or financial condition in future periods to differ, possibly significantly, from our current expectations and the estimates that are set forth in the forward looking statements contained in this Annual Report and from our historical operating results. Set forth below is a discussion of those risks and uncertainties. However, readers of this Report are cautioned that it is not possible to predict all of the events or circumstances that might occur and might adversely affect our financial performance or operating results in the future and, therefore, there may be other risks to which our business is subject that are not addressed below.

Our business and financial performance are affected by economic conditions that affect consumers.

Our sales are affected directly by the level of purchases and the usage by consumers of RVs and boats which, in turn, are dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs and boats. As a result, our sales are affected primarily by (i) the discretionary income that consumers have to spend, (ii) their confidence about economic conditions which determines their willingness to spend their discretionary income, (iii) the availability of and the interest rates payable on borrowings, including credit card debt, on which consumers generally rely to finance their purchases of and the costs of using RVs and boats, and (iv) the availability and prices of gasoline, which affect the ability and cost of operating and using their RVs and boats. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

•

Economic downturns and recessions and high rates of unemployment, which result in declines in discretionary income of and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs and boats;

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

Our results of operations in 2011, 2010 and 2009 illustrate the impact that adverse economic and market conditions can have on our business and financial performance. The recent economic recession, which is reported to have begun in late 2007 and to have continued through most of 2010, and the sluggishness of the economic recovery have had wide-ranging consequences for the economy as a whole and for the RV and boating industries in particular. These conditions have resulted in a considerable decline in economic activity throughout the country, high rates of unemployment and a significant decline in consumer confidence. As a result, consumers have significantly curtailed their discretionary expenditures, resulting in significant reductions in their purchases and usage of RVs and boats, which, in turn, led consumers to reduce their purchases of the products we sell.

Although economic conditions began to improve in 2011, considerable uncertainties remain with respect to the strength and sustainability of the economic recovery. As a result, while our net sales in 2011 remained substantially unchanged from 2010, customers reduced their purchases of higher margin products we sell, which contributed to a decline in our gross margin and our overall operating results in 2011. Moreover, due to these continuing economic uncertainties, we expect that consumers will be reluctant to increase their purchases and usage of RVs and boats and, therefore, their purchases of products we sell, at least during the first half of 2012, and we are not able to predict, with any degree of certainty, whether we will be able to achieve improvements in our operating results for the year ending December 31, 2012, as compared to 2011.

For a more detailed discussion of how these economic conditions affected our results of operation and financial condition in 2011, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” below, in Item 7 of this report.

The economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance.

The economic recession and credit crisis led to closures and bankruptcies of many RV and boating dealers, as well as a number of well-known RV manufacturers, which has resulted in reductions in the number of RV dealers and supply stores and in the overall size of the RV and boating markets. As a result, we have encountered increased price competition in our markets, which contributed to a decline in our gross profit margin in 2011. In addition, in response to the economic recession and continuing economic uncertainties, consumers have reduced their discretionary spending and their heavy reliance on consumer credit, which has resulted in reductions in purchases and the usage of RVs and boats. Also, owners of RVs and boats have been increasing their purchases of RV and boating parts, supplies and accessories from lower-cost sellers, such as mass merchandisers and web-based retailers, resulting in reductions in sales by independent dealers, supply stores and service centers that comprise our Aftermarket Customers, causing those customers to reduce their purchases of the products we sell. We do not know and cannot predict whether or the extent to which consumers will increase their discretionary spending after economic conditions improve and, therefore, whether or not sales and usage of RVs and boats will recover to their pre-recession levels. If they do not, our market share, sales revenue and product pricing and, therefore, our future financial performance could be adversely affected.

In the future, we may have to restructure our business in response to worsening economic conditions, a decline in the RV or boating industries or to changing technology, products and markets. If we are not able to continue to improve our business processes, our financial and our information technology systems, or if we are not able to restructure our business in response to the deteriorating economic conditions, we may not be able to achieve our financial objectives.

Volatility of gasoline prices could affect our sales and future financial performance.

Increases in the costs of and shortages in the supplies of gasoline can lead consumers to reduce their usage of, and may discourage some consumers from purchasing, RVs and boats which, in turn, would result in decreases in their purchases of the products we sell. In particular, during the last few years there has been increased volatility in the prices of gasoline due to concerns about the supplies available to or within the United States, due to (i) the growth in demand and competition for oil and gasoline from emerging and high growth economies, such as China and India, (ii) conflicts and political unrest in the middle east, including the recent rise in tensions with Iran and its threats to cut off shipping traffic from and to other middle eastern oil producing countries and (iii) natural and human-made disasters, such as the gulf oil spill. It is also difficult to predict whether uncertainties regarding and increases in gasoline prices will have short or longer term effects on the use and purchases by consumers of RVs and boats. As a result these conditions and uncertainties also may increase cyclical swings in and make it more difficult to predict our future operating results.

The credit crisis in Europe could adversely affect our future operating results.

The current credit crisis in Europe has created uncertainties with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. These uncertainties have not only adversely impacted the financial markets, but also have had a negative impact on global economic activity. Moreover, concerns have arisen that a failure of the European Union to satisfactorily resolve this debt crisis could lead to a global economic recession, which could stall the economic recovery or even cause another economic recession in the United States that would lead to increases in unemployment, decreases in disposal income and declines in consumer confidence. Such an event could cause consumers to further reduce their purchases and usage of RVs and boats and, therefore, their need for and their purchases of the products sell, thereby adversely affecting our future operating results.

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

We rely heavily on bank borrowings, under a revolving credit line, to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement or lead the bank to impose restrictions on the borrowings that will be made available to us. In either of those events, it could become necessary for us to reduce the size and scope of our business, which could hurt our financial condition and operating results. Our revolving line of credit is scheduled to mature on July 10, 2014, at which time it will become necessary for us to either renew or replace that credit line. There is no assurance, however, that we will be able to do so, as this will depend on a number of factors, including our future results of operations and financial condition, and market and economic conditions in 2014 over which we do not have control.

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

In order to increase our sales and reduce our costs of sales and, thereby increase our profitability, we have introduced into the RV and boating markets a growing number of products that have been designed by or for us and which are manufactured and sold to us, generally on an exclusive basis, by a number of different manufacturers. More recently, we have begun sourcing and purchasing, from overseas suppliers, and marketing and selling a number of new products, such as portable generators, into new markets such as the outdoor power equipment market. We have only limited experience in marketing and selling such products, and there is no assurance that these products will gain acceptance among customers in those markets. We also encounter considerable competition from companies that manufacture or sell competing products in those same markets. Many of those companies are larger, more established and better known and have greater financial and marketing resources than we have. Also, we have greater responsibilities for quality control and in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV or boating markets. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims related to the proprietary products we sell.

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

Currency and other Risks Associated with our Purchases of Foreign Sourced Products. As we increase our purchases of products from foreign suppliers, we may become increasingly vulnerable to the effects of political instability and adverse economic conditions in the countries in which those suppliers are located. Additionally, purchases of products in foreign countries create currency risks for us. In those instances when we pay for foreign sourced products in U.S. dollars, a weakening U.S. dollar may lead foreign suppliers to increase the prices they charge us for their products in order to mitigate their currency exchange risks. In those countries where we buy products in the local currency, to the extent it becomes necessary for us to convert U.S. dollars into the local currency in order to pay for those products, a weakening U.S. dollar would make the local currency more expensive for us, thereby increasing the costs to us of purchasing those products. Moreover, a devaluation of local currencies may lead foreign suppliers to increase the prices they charge us for their products. Any of these events or circumstances could reduce the margin advantage that we could otherwise realize on our sales of foreign sourced products in North America, unless we are able to pass along the higher costs to our customers without adversely affecting our sales volume. If we are unable to pass such higher costs on to our customers, our gross profits and operating income and our cash flows would decline.

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

Warranty Claims Risks. In certain instances, we have assumed the responsibility for dealing with and resolving product warranty claims from customers. As a result, we have had to establish reserves for potential product warranty claims which has increased our costs of sales. In addition, the amount of those reserves are determined based not only on historical warranty claims experience, but also on estimates of the amount and costs to us of future warranty claims. If the actual number or the costs of warranty claims were to exceed our estimates, it could become necessary for us to increase those reserves, which would result in an increase in our costs of sales that could adversely affect our profit margins and our results of operations. See “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Critical Accounting Policies – Warranty Costs” below in this Annual Report.

Risks of patent infringement claims.

We design, or have independent product design firms or manufacturers, design and engineer a number of the proprietary products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review all new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to ensure that our products do not infringe on patents or other proprietary rights held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

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

We have recorded, on our balance sheet, a “deferred tax asset” which consists of tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to reduce income taxes that we would otherwise have to pay on the taxable income that we generate in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire at various dates in the future if not used to offset taxes on taxable income by such dates. Accordingly, our ability to fully use this deferred tax asset to reduce our tax liabilities in the future depends on the amount of taxable income that we are able to generate prior to such expiration dates. If we determine that it is no longer more likely, than not, that we will be able to fully utilize the deferred tax asset, we would be required to establish (or increase any existing) valuation allowance to reduce the recorded amount of the deferred tax asset on our balance sheet to the amount of the tax benefits we believe we will be able to use prior to their expiration dates. Such an allowance is established or increased by a non-cash operating charge that would increase the provision for income taxes or reduce any income tax benefit in the fiscal period in which that valuation allowance is established or increased. At December 31, 2011, we had a valuation allowance in the amount of nearly $1.2 million which has reduced the carrying value of our net deferred tax asset to $2.9 million. There is no assurance, however, that we will be able to fully utilize this deferred tax asset as that will depend on our future operating results.

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

Risk of unanticipated expenses upon new product introductions.

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

Risk of fluctuations in our share price.

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

Our success also depends upon our ability to successfully manage our inventory and to anticipate and respond to purchasing trends and customer demands in a timely manner. The use, and therefore the purchases, by consumers of the products we sell can be volatile and uncertain because they can be affected by a number of factors, including general economic and market conditions, gasoline prices, weather conditions and competition and consumer preferences, none of which are within our control. We usually must order inventory in advance of each year’s selling season. Moreover, the lead times for many of our purchases (particularly of foreign sourced products) may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in customer demand or changes in prices. If we misjudge the demand for our products or our customers’ purchasing habits, (i) we may have insufficient quantities of products to satisfy customer demand, resulting in a decline in our revenues, or (ii) we may accumulate and have to write down excess inventory, which would increase our costs of sales, either of which could adversely affect our results of operations.

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

Other risks and uncertainties.

Additional risks and uncertainties that could affect our future financial performance or future financial condition are discussed below in Item 7 of this Report in the section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” and you are urged to read that section as well.

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

Locations	Square Footage	Lease Expiration Dates
United States:
Wilsonville, Oregon	46,700	December 31, 2016
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	42,500	October 31, 2016
San Antonio, Texas	27,300	October 31, 2013
Denver, Colorado	50,000	January 31, 2016
Elkhart, Indiana	109,700	January 31, 2017
Lancaster, Pennsylvania	35,500	December 31, 2016
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2013
Mesa, Arizona	20,700	October 31, 2017
Salt Lake City, Utah	30,400	October 31, 2013
Johnstown, New York	52,500	November 30, 2012
Eau Claire, Wisconsin	17,300	January 31, 2015
Canada:
St. Bruno, Quebec	59,600	December 31, 2021
Orillia, Ontario	36,500	November 30, 2016
Calgary, Alberta	41,200	January 31, 2016
Langley, British Columbia	22,800	December 31, 2016

As indicated in the above table, two of the warehouse and distribution center leases are scheduled to expire within the next 12 to 18 months. While we currently expect to renew those leases, we could decide, instead, either to relocate or close one or both of these distribution centers.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
James Musbach	61	President, Chief Executive Officer and a Director
Thomas R. McGuire	68	Executive Chairman and Chairman of the Board of Directors
Sandra A. Knell	54	Executive Vice President, Chief Financial Officer and Secretary
David A. Berger	57	Executive Vice President — Operations
Dennis A. Castagnola	64	Executive Vice President — Proprietary Products

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

	Sales Prices Per Share
	High	Low
2011
First Quarter	$4.70	$3.74
Second Quarter	4.40	2.85
Third Quarter	3.10	2.51
Fourth Quarter	2.78	2.00
2010
First Quarter	$4.48	$3.75
Second Quarter	4.55	4.00
Third Quarter	4.25	3.60
Fourth Quarter	4.07	3.33

On March 16, 2012 the closing per share price of our common stock on the American Stock Exchange was $2.45 and there were approximately 700 holders of record of the Company’s shares.

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

No cash dividends were paid in 2011, 2010 or 2009.

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

The following stock performance graph assumes that $100 was invested, at the end of fiscal 2006, in Coast’s shares and in the shares of the companies comprising the Peer Group Index and the Amex Composite Index and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the performance graph are not necessarily indicative of future stock performance.

	At December 31,
	2006	2007	2008	2009	2010	2011
Coast Distribution	$100.00	$70.87	$12.80	$48.61	$48.11	$27.97
Peer Group Index	100.00	69.47	21.77	56.47	76.77	66.21
Amex Composite Index	100.00	122.46	73.97	100.19	127.31	128.98

Equity Compensation Plans

Certain information, as of December 31, 2011, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2011, 2010 and 2009, and the selected balance sheet data at December 31, 2011 and 2010, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” set forth in Item 7 of this Report. The selected operating data for the fiscal years ended December 31, 2008 and 2007, and the selected balance sheet data at December 31, 2009, 2008 and 2007, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Operating Data:
Net Sales	$108,195	$108,600	$103,201	$132,237	$164,293
Cost of sales (including distribution costs)(1)	90,166	88,985	83,754	107,625	133,578

Gross margin	18,029	19,615	19,447	24,612	30,715
Selling, general and administrative expenses	18,573	18,330	18,552	26,559	28,065

Operating income (loss)	(544)	1,285	895	(1,947)	2,650
Equity in net earnings of affiliated companies	35	57	201	147	179
Other income (expense)
Interest expense	(540)	(579)	(624)	(1,409)	(2,098)
Other	(92)	(194)	(268)	(8)	(156)

	(632)	(773)	(892)	(1,417)	(2,254)
Earnings (loss) before income taxes	(1,141)	569	204	(3,217)	575
Income tax provision (benefit)	(255)	417	105	(1,378)	360

Net earnings (loss)	$(886)	$152	$99	$(1,839)	$215

Net earnings (loss) per diluted share(2)	$(0.20)	$0.03	$0.02	$(0.41)	$0.05

Shares used in computation of net earnings (loss) per share	4,535	4,574	4,494	4,446	4,526

	At December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Balance Sheet Data:
Working Capital	$37,044	$36,757	$34,524	$40,394	$52,575
Total assets	47,736	47,782	45,472	52,459	69,307
Long-term obligations(3)	10,895	10,113	9,637	17,078	24,665
Stockholders’ equity	30,224	31,038	29,632	28,220	32,491
Book value per share(4)	$6.66	$6.79	$6.59	$6.35	$7.18
Dividends per share	$0.00	$0.00	$0.00	$0.13	$0.28

(1)	Distribution costs consist primarily of warehouse rent, labor and supply costs and product shipping costs.
(2)	See Note I to the Company’s Consolidated Financial Statements included in Item 8 of this report.
(3)	Exclusive of current portion. For additional information regarding long-term obligations, see Note C to the Company’s Consolidated Financial Statements included in Item 8 of this report.
(4)	Based on the weighted average number of shares used in the computation of net earnings (loss) per share. See Note I to the Company’s Consolidated Financial Statements included in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”) and boats in North America. We supply more than 10,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (collectively, “Aftermarket Customers”).

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

Overview of Fiscal 2011 Operating Results

The following table provides information comparing our results of operations in the fiscal year ended December 31, 2011 to our results of operation in fiscal 2010 and fiscal 2009. Dollars are in thousands, except per share data.

	Year Ended December 31,
			Increase (Decrease) 2011 vs. 2010			Increase (Decrease) 2010 vs. 2009
	2011 Amount	2010 Amount	Amount	Percent	2009 Amount	Amount	Percent
Net Sales	$108,195	$108,600	$(405)	(0.4)%	$103,201	$5,399	5.2%
Costs of sales(1)	90,166	88,985	1,181	1.3%	83,754	5,231	6.2%
Gross profits	18,029	19,615	(1,586)	(8.1)%	19,447	168	0.9%
SG&A expenses	18,573	18,330	243	1.3%	18,552	(222)	(1.2)%
Operating income (loss)	(544)	1,285	(1,829)	(142.3)%	895	390	43.6%
Interest expense	540	579	(39)	(6.7)%	(624)	(45)	(7.2)%
Earnings (loss) before income taxes	(1,141)	569	(1,710)	(300.5)%	204	365	178.9%
Income tax provision (benefit)	(255)	417	(672)	(161.2)%	105	312	297.1%
Net earnings (loss)	(886)	152	(1,038)	(682.9)%	99	53	53.5%
Net earnings (loss) per share-diluted	(0.20)	0.03	(0.23)	(7.66.7)%	0.02	0.01	50.0%

(1)	Inclusive of distribution costs.

Even though sales remained largely unchanged in 2011, as compared to 2010, as the above table indicates, in 2011 we incurred a loss from operations of $544,000 and a net loss of $886,000, or $0.20 per diluted share, as compared to operating income of $1.3 million and net earnings of $152,000, or $0.03 per diluted share, in 2010. The loss from operations and the net loss incurred in 2011 were primarily attributable to a nearly $1.6 million, or 8.1%, decrease in gross profits in 2011, as compared to 2010. That decrease was due primarily to (i) a change in the mix of products sold to a higher proportion of lower margin products, principally air conditioners, and (ii) price reductions on selected products in response to increased price competition in our markets in the face of continued weakness in consumer demand and rising gasoline prices that adversely affected the usage of RVs and boats particularly in the last four months of 2011. Partially offsetting the effect of the decrease in gross profits on our results of operations in 2011 were a $141,000 reduction in interest and other expense and a $255,000 income tax benefit.

Outlook for 2012

We are continuing to see fluctuations in consumer demand for RV and boating products due primarily to continued uncertainties about the strength and duration of the economic recovery and recent increases in the prices of gasoline. As a result, we expect that conditions in the RV and boating markets will remain unstable and difficult until there is a more sustained economic recovery that leads to steady decreases in rates of unemployment and increases in the availability of credit to small businesses and consumers, and gasoline prices stabilize.

Our strategic goals for 2012 are to achieve a return to profitability by (i) capturing additional market share and thereby increasing our sales, (ii) improving our gross margin, primarily by increasing our sales of higher-margin proprietary products and (iii) continuing to monitor and, where practicable, implementing additional measures to reduce our SG&A expenses. However, we are not able to predict whether we will succeed in achieving our goals for 2012, as this will depend in large measure on whether or not there is a meaningful improvement in economic conditions generally and in our markets in particular during 2012.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves for excess and obsolete inventory were $1,401,000, or approximately 5.3% of total inventories, at December 31, 2011, as compared to $2,009,000, or approximately 7.8% of total inventories, at December 31, 2010. We were able to reduce our inventory reserve primarily as a result of sales and disposals of excess and obsolete inventory during 2011.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At December 31, 2011, the aggregate amount of our net deferred tax asset was approximately $2.9 million, as compared to $2.7 million at December 31, 2010. This increase was largely attributable to an increase in our NOL carryforwards in 2011.

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

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). The Company recognizes stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the years ended December 31, 2011 and 2010 totaled $440,000 and $429,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months following the sale of the product to a retail customer. We established warranty reserves for these products of $564,000 and $469,000 at December 31, 2011 and 2010, respectively. Those amounts were determined on the basis of a number of factors, including our sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, that we believe are of significance, or potential significance to the Company based upon current operations.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (Topic 805) – Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. The amendment enhances the disclosure requirements and requires a description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The amendment became effective for the Company beginning on January 1, 2011 and is applied prospectively to business combinations for which the acquisition date is after the effective date. The Company will assess the impact of the amendment if and when future business combinations occur.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company has adopted this new standard in fiscal year December 31, 2011 and our adoption of the new guidance did not have a material impact on our consolidated financial position at, or on our results of operations or cash flows in 2011.

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

In December 2011, the FASB issued updated guidance on new disclosure requirements regarding the nature of an entity’s rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. The new disclosure requirement will provide financial statements users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. We do not expect a material impact on our consolidated financial statements as a result of the adoption of this standard.

In December 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance indefinitely deferred certain provisions, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and in the statement in which other comprehensive income is presented. We believe that our adoption of this new standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	83.3	81.9	81.1
Gross profit	16.7	18.1	18.8
SG&A expenses	17.2	16.9	18.0
Operating (loss) income	(0.5)	1.2	0.9
Interest expense	(0.5)	0.5	0.6
(Loss) earnings before taxes	(1.1)	0.5	0.2
Income tax (benefit) provision	(0.2)	0.4	0.1
Net (loss) earnings	(0.8)%	0.1%	0.1%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the changes in our net sales in fiscal 2011 and 2010, in each case as compared to the immediately preceding year. Dollars in the table are in thousands.

2011	2010	% Change 2011 vs. 2010	2009	% Change 2010 vs. 2009
$ 108,195	$ 108,600	(0.4)%	$103,201	5.2%

2011 vs. 2010. We believe that the decrease in net sales in 2011 as compared to 2010 was due to decreases in purchases and in the usage of RVs and boats, and, therefore in the purchases of the products we sell, primarily as a result of (i) continuing uncertainties about the strength of the economy and persistently high rates of unemployment, which adversely affected consumer confidence and the willingness of consumers to make discretionary expenditures involved in purchasing and using RVs and boats, and (ii) rising gasoline prices, particularly during the last four months of 2011, which increased the costs and reduced the willingness of consumers to use their RVs and boats. Also contributing to the decline in the net sales during 2011 were unusually severe weather conditions in the Northeastern U.S. and Canada in the first half of 2011, which led to reductions in the usage of RVs and boats by consumers in those regions and, therefore, in their need for and purchase of the products we sell.

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

	2011	2010	2009
	(Dollars in thousands)
Gross profit	$18,029	$19,615	$19,447
Gross margin	16.7%	18.1%	18.8%

2011 vs. 2010. The decrease in our gross profits and the resulting decrease in our gross margin in 2011, as compared to 2010, was primarily due to (i) a change in the mix of products sold to a greater proportion of products, such as air conditioners, on which we realize lower margins than we do on sales of our other products, and (ii) selected price reductions that we implemented in response to increased price competition in our markets.

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

	2011	2010	2009
	(Dollars in thousands)
SG&A expenses	$18,573	$18,330	$18,552
As a percentage of net sales	17.2%	16.9%	18.0%

In 2009 and 2008 we implemented a number of cost cutting measures in response to the economic recession, including reductions in salaries and wages in both of those years. Effective July 1, 2010 we restored, on a prospective basis, one-half of those salary and wage reductions.

2011 vs. 2010. In 2011, SG&A expenses increased by $243,000, primarily because those expenses included a full 12 months of the partial restoration, in July 2010, of the reductions in salaries and wages that had been implemented in 2009 and 2008. By comparison, SG&A expenses in 2010 included that partial restoration for six months.

2010 vs. 2009. In 2010, we reduced our SG&A expenses by $222,000, as compared to 2009. This reduction was due primarily to workforce reductions and reductions in selling and marketing and other administrative expenses, which were partially offset by the partial restoration, effective July 1, 2010, of the salary and wage reductions we had implemented in 2009 and 2008.

Operating Income (Loss)

	2011	2010	2009
	(Dollars in thousands)
Operating income (loss)	$(544)	$1,285	$895
As a percentage of net sales	(0.5)%	1.2%	0.9%

2011vs. 2010. The $1,829,000, or 142.3%, decrease in operating income in 2011, as compared to 2010, was primarily the result of the decline in gross profits and, to a much lesser extent, the increase in SG&A expenses in 2011.

2010 vs. 2009. The $390,000, or 43.6%, increase in operating income in 2010, as compared to 2009, was primarily the result of the increase in net sales and the reduction in SG&A expenses in 2010.

Other Expense

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Other expense
Interest expense	$540	$579	$624
Other expense	92	194	268

Total	$632	$773	$892

As a percentage of net sales	0.6%	0.7%	0.9%

The largest component of Other Expense is the interest expense that we incur on borrowings. The other component of Other Expense consists primarily of foreign currency gains or losses and gains or losses on disposal of assets.

2011 vs. 2010. Interest expense decreased in 2011 by $39,000, or 7%, in 2011, as compared to 2010, due primarily to a decrease in the average rate of interest charged on those borrowings which was due to declines in market rates of interest which determine the interest rates charged by the bank on those borrowings.

2010 vs. 2009. Interest expense decreased in 2010 by $45,000, or 7%, in 2010, as compared to 2009, due primarily to a reduction in our average outstanding credit line borrowings and a decrease in the average rate of interest charged on those borrowings. That reduction in credit line borrowings was made possible by a modest reduction in average inventories primarily as a result of efficiencies realized in our distribution and warehouse operations and a decrease in accounts receivable primarily due to our continued application of the more stringent credit standards adopted in 2009 in response to the economic recession. The decrease in the average rate of interest charged on our credit line borrowings was due to declines in market rates of interest which determine the interest rates charged by the bank on those borrowings.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2011	2010	2009
Income tax provision (benefit)	$(255)	$417	$105
Effective tax rate	22.3%	73.3%	51.5%

Our effective income tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes, including stock based compensation expense, and by varying tax rates on income generated by our foreign subsidiaries, because tax rates in their respective countries vary, sometimes considerably, from income tax rates in the United States. In addition, in years when our income or loss is marginal, state franchise and other taxes can lead to increases in our overall tax rate (or decreases in our tax benefit).

Liquidity and Capital Resources

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds. See “Sources and Uses of Cash” below.

Due to the nature of our business, our primary need for working capital is to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 1%, 10 day, net 30-day terms. During late fall and in winter, however, we sometimes provide our most creditworthy customers with payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and second quarters of each year than during other parts of the year.

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $15,300,000 at December 31, 2011 as compared to $15,000,000 at December 31, 2010. Interest is payable at the bank’s prime rate (3.25% at December 31, 2011) plus 1.50% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.3% at December 31, 2011) plus 3.00%. The maturity date of the revolving bank line of credit is July 10, 2014.

As of December 31, 2011, we were in compliance with all of our financial and other covenants under our bank line of credit agreement. Beginning March 31, 2012, we will be required to achieve a fixed charge coverage ratio of at least 1.1-to-1.0 for rolling 12 month periods ending on the last day of each fiscal quarter, and the bank has reduced the maximum amount of credit line borrowings that will be available to us by $1 million until that covenant is achieved.

At March 16, 2012, outstanding borrowings under the revolving credit facility totaled $13,800,000. Our bank borrowings are collateralized by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

Sources and Uses of Cash

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

Cash Used in Operations in 2011 and 2010. During 2011, we used cash of $0.7 million for our operations, primarily to fund our net loss of $0.9 million and a $1.0 million increase in accounts receivable, partially offset by $0.8 million in depreciation and amortization expenses and $0.4 million in stock-based compensation expense. By comparison, in 2010, we used cash of $1.6 million for our operations, which was comprised of a $2.9 million increase in inventory and a $1.0 million increase in accounts receivable, partially offset by a $0.4 million increase in accounts payable, $0.1 million increase in accrued liabilities, net earnings of $0.2 million, $0.7 million in depreciation and amortization and $0.4 in stock-based compensation expense.

Cash Provided by Financing Activities in 2011 and 2010. During 2011 and 2010, our financing activities provided us with $0.8 million and $0.4 million, respectively, of cash principally the result of net borrowings of long-term debt under our revolving bank line of credit.

Cash Flows Used in Investing Activities in 2011 and 2010. In 2011, we used $0.4 million of cash in investing activities principally to fund purchases of other assets and capital expenditures, primarily for warehouse, office, and computer equipment. In 2010, we used cash of $0.3 million in investing activities, primarily to fund the purchase of other assets and for capital expenditures, primarily for warehouse, testing and design, and computer equipment.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2011, rent expense under all operating leases totaled approximately $4.2 million. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2011:

Year Ending December 31,
2012	$3,823
2013	3,554
2014	3,247
2015	3,084
2016	2,603
Thereafter	1,690

$18,001

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2011:

	Maturities of Contractual Obligations
Contractual Obligations at December 31, 2011:	Total of Contractual Obligations	Less than One Year	More than One and Less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$10,895	$—	$10,895	$—	$—
Operating lease obligations	18,001	3,823	6,801	5,687	1,690

Totals	$28,896	$3,823	$17,696	$5,687	$1,690

(1)	Consists of borrowings under our bank credit facility, which matures in July 2014.

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit agreement. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition — Liquidity and Capital Resources — Working Capital Liquidity and Cash Flows” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2012.

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

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2012 that we estimate will range from $300,000 to $400,000. We expect that these expenditures will be of a recurring nature, for such purposes as the replacement and upgrading of warehouse, computer or office equipment in the ordinary course of our business.

We expect to be able to fund these expenditures and our working capital requirements with borrowings under our revolving bank line of credit and internally generated funds, assuming that there is not a further worsening of the economic recession in 2012. See Item 1A of PART I of this Report above, entitled “RISK FACTORS — Our business and financial performance are affected by economic conditions — We rely heavily on bank borrowings in the operation of our business, which makes us more vulnerable to adverse changes in economic conditions” in Part I of this Report.

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

The following tables presents unaudited quarterly financial information for each of the fiscal years ended December 31, 2011 and 2010. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	March 31, 2011	June 30, 2011	September 30, 2011	December 31 2011
	(Unaudited)
Revenues	$24,697	$33,218	$31,586	$18,694
Gross profit	3,898	6,302	5,706	2,123
Net (loss) earnings	(1,039)	980	612	(1,439)
Net (loss) earnings per share — diluted	(0.23)	0.21	0.13	(0.32)

	March 31, 2010	June 30, 2010	September 30, 2010	December 31 2010
	(Unaudited)
Revenues	$24,102	$34,647	$32,245	$17,606
Gross profit	4,924	6,732	5,864	2,095
Net (loss) earnings	22	1,184	659	(1,713)
Net (loss) earnings per share — diluted	0.00	0.26	0.14	(0.38)

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2011, we had outstanding borrowings under our revolving bank line of credit of $10.9 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, to mitigate the risk of changes in value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of December 31, 2011 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related statements of operations, comprehensive earnings (loss), stockholders’ equity, and cash flows for the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows in each of the years in the three year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ BURR PILGER MAYER, INC.
Burr Pilger Mayer, Inc.
E. Palo Alto, California
March 29, 2012

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$4,180	$4,840
Accounts receivable (less allowance for doubtful accounts of $387 in 2011 and $656 in 2010)	10,900	9,863
Inventories, net	25,852	25,912
Prepaid expenses	736	869
Deferred income taxes, net	1,787	1,768
Income tax refunds receivable	206	136

Total current assets	43,661	43,388
Property, plant and equipment	1,313	1,707
Other assets	2,762	2,687

	$47,736	$47,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,394	$3,375
Accrued liabilities	3,223	3,256

Total current liabilities	6,617	6,631
Long-term obligations
Line of credit	10,895	10,113

Total liabilities	17,512	16,744

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized: 10,000,000 shares; 4,781,597 and 4,660,097 issued as of December 31, 2011 and 2010, respectively	17,320	16,861
Accumulated other comprehensive earnings	1,487	1,874
Retained earnings	11,417	12,303

Total stockholders’ equity	30,224	31,038

	$47,736	$47,782

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Net sales	$108,195	$108,600	$103,201
Cost of products sold (including distribution costs)	90,166	88,985	83,754

Gross profit	18,029	19,615	19,447
Selling, general and administrative expenses	18,573	18,330	18,552

Operating income (loss)	(544)	1,285	895
Equity in net earnings of unconsolidated affiliates	35	57	201
Other expense
Interest expense	(540)	(579)	(624)
Other	(92)	(194)	(268)

Earnings (loss) before income taxes	(1,141)	569	204
Income tax provision (benefit)	(255)	417	105

Net earnings (loss)	$(886)	$152	$99

Basic earnings (loss) per share	$(0.20)	$0.03	$0.02

Diluted earnings (loss) per share	$(0.20)	$0.03	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net earnings (loss)	$(886)	$152	$99
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(387)	760	1,295
Change in fair value of derivative	—	—	(212)

Comprehensive earnings (loss)	$(1,273)	$912	$1,182

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total
	Number of Shares	Amounts ($)
Balance at January 1, 2009	4,449,431	$16,137	$31	$12,052	$28,220
Net earnings for the year	—		—	99	99
Foreign currency translation adjustments	—	—	1,295	—	1,295
Derivative — change in fair value			(212)		(212)

Comprehensive earnings for the year					1,182

Issuance of common stock under option plans	—	—	—	—	—
Stock-based compensation	—	230	—	—	230

Balance at December 31, 2009	4,449,431	16,367	1,114	12,151	29,632
Net earnings for the year	—		—	152	152
Foreign currency translation adjustments	—	—	760	—	760

Comprehensive earnings for the year					912

Issuance of common stock under option plans	33,666	65	—	—	65
Issuance of restricted shares of common stock under equity incentive plan	177,000	—	—	—	—
Stock-based compensation	—	429	—	—	429

Balance at December 31, 2010	4,660,097	16,861	1,874	12,303	31,038
Net loss for the year	—		—	(886)	(886)
Foreign currency translation adjustments	—	—	(387)	—	(387)

Comprehensive loss for the year					(1,273)

Issuance of common stock under employee option plans	7,000	19	—	—	19
Issuance of restricted shares of common stock under equity incentive plan	114,500	—	—	—	—
Stock-based compensation	—	440	—	—	440

Balance at December 31, 2011	4,781,597	$17,320	$1,487	$11,417	$30,224

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$(886)	$152	$99
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	657	716	814
Amortization	161	37	36
Loss from sale of property and equipment	31	2	15
Equity in net earnings of unconsolidated affiliates, net of distributions	(35)	(57)	(175)
Loss from transfer of ownership in affiliated company	—	98	—
Stock-based compensation expense	440	428	230
Deferred income taxes	(166)	51	215
Change in assets and liabilities:
Accounts receivable	(1,037)	(1,032)	502
Inventory	60	(2,927)	7,725
Prepaids and income tax refunds receivable	58	425	1,627
Accounts payable	19	433	(615)
Accrued liabilities	(33)	107	(320)

Net cash provided by (used in) operating activities	(731)	(1,567)	10,153

Cash flows from investing activities:
Proceeds from sale of property and equipment	22	44	4
Increase in other assets	(123)	(63)	(250)
Capital expenditures	(329)	(247)	(166)
Tax benefit from settlement of derivative instrument	—	—	117
Cash paid for derivative instrument	—	—	(44)

Net cash used in investing activities	(430)	(266)	(339)

Cash flows from financing activities:
Borrowings under line-of credit agreements	110,648	108,945	102,150
Repayments under line-of credit agreements	(109,866)	(108,469)	(109,479)
Repayments of capital lease obligations	—	(111)	(135)
Issuance of common stock under employee stock purchase and stock option plans	19	65	—

Net cash provided by (used in) financing activities	801	430	(7,464)
Effect of exchange rate changes on cash	(300)	682	1,351

Net (decrease) increase in cash and cash equivalents	(660)	(721)	3,701
Cash and cash equivalents beginning of year	4,840	5,561	1,860

Cash and cash equivalents end of year	$4,180	$4,840	$5,561

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$522	$579	$637
Income taxes	(24)	(79)	(2,146)

The accompanying notes are an integral part of these consolidated financial statements.

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

2. Inventories. All of our inventory consists of finished goods, which are comprised of replacement parts, supplies and accessories held for resale. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. At December 31, 2011 and 2010, our reserves for excess and obsolete inventory were $1,401,000 and $2,009,000, respectively.

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

5. Segment Reporting. We have one operating segment, which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. We distribute our recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2011, 2010 or 2009.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Net Investment Hedges. As a part of our risk management policy, we have hedged certain portions of our net investment in our foreign operations. We have elected to designate those hedges for special hedge accounting treatment as net investment hedges. The hedges were held at fair value on the balance sheet, with the effective portion of the hedge, including the time value of holding the investment, accounted for as an offset to the foreign currency translation effects accounted for as adjustments to accumulated other comprehensive earnings (loss). In 2009 we recorded, in accumulated other comprehensive income, a loss of $212,165 as a result of the change in fair value of these hedges. We did not enter into any hedges in 2010 or 2011.

We document all hedging relationships at the inception of the hedge and have ensured that hedges are highly effective in offsetting changes in the value of net investment of its foreign subsidiaries. We record all changes in the value of these net investment hedges in accumulated other comprehensive earnings (loss) unless there is a substantial liquidation of the foreign subsidiary, at which time the amounts recorded in accumulated other comprehensive earnings (loss) would be recognized in current income.

10. Income Taxes. We provide a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax deductions and tax loss carryforwards and future net tax effects resulting from temporary differences between the book and tax bases of assets and liabilities, using enacted tax rates. A valuation allowance is established against deferred tax assets if and to the extent we determine that it is more likely, than not, that the deferred tax asset will not be realized in full.

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

Options to purchase 546,001, 422,000 and 452,000 shares in 2011, 2010 and 2009, respectively, and 232,501 and 177,000 restricted shares in 2011 and 2010, respectively were excluded from the computation of diluted earnings (loss) per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the year, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would be anti-dilutive.

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

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets and liabilities:

	At December 31, 2011
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$3,190	$—	$3,190

	At December 31, 2010
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$3,864	$—	$3,864

The Company had no level 3 assets or liabilities at December 31, 2011 and 2010.

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

15. Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). Accordingly, we recognize stock-based compensation expense in the period in which the employee to whom stock-based compensation is awarded is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options granted in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are granted and are expensed as service is provided by the optionee.

16. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, the manufacturers of those products warrant their products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and provides for us to share the costs of providing those services with the manufacturer. The warranty period is 24 months following the sale of the product to a retail customer. Accordingly, we maintained a warranty reserve for these products of $564,000 and $469,000 at December 31, 2011 and 2010, respectively. The actual amounts that we may become obligated to pay with respect to warranty claims on these products may differ from the amounts that were set aside in those reserves, because the reserves have been established on the basis not only of experience, but also on estimates that we have made regarding expected warranty returns and costs in the future and actual warranty experience may differ from those estimates.

We do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

17. Recent Accounting Pronouncements. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2011, that we believe are of significance, or potential significance to the Company based upon current operations.

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010 -29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (Topic 805) – Business Combinations (ASU 2010-29), to improve consistency in

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

how the pro forma disclosures are calculated. The amendment enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The amendment became effective for the Company beginning on January 1, 2011 and is applied prospectively to business combinations for which the acquisition date is after the effective date. The Company will assess the impact of the amendment if and when future business combinations occur.

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011, result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and International Financial Reporting standards (“IFRS”). Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted this new guidance in fiscal year December 31, 2011. Our adoption of the new guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In December 2011, the FASB issued updated guidance on new disclosure requirements regarding the nature of an entity’s rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. The new disclosure requirement will provide financial statements users information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. We do not expect a material impact on our consolidated financial statements as a result of the adoption of this standard.

In December 2011, the FASB issued new guidance on the presentation of comprehensive income. This guidance indefinitely deferred certain provisions, including the requirement to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and in the statement in which other comprehensive income is presented. We believe that our adoption of this new standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

Property and equipment consist of the following at December 31:

	2011	2010
	(In thousands)
Warehouse equipment	$5,546	$5,634
Office equipment	5,285	5,740
Leasehold improvements	1,635	1,706
Automobiles	130	192

	12,596	13,272
Less accumulated depreciation and amortization	(11,283)	(11,565)

	$1,313	$1,707

Depreciation and amortization expense totaled $818,000, 753,000 and $850,000 in 2011, 2010 and 2009, respectively.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2011	2010
	(In thousands)
Secured notes payable to bank under line of credit due July 10, 2014	$10,895	$10,113

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. The Company’s borrowing base at December 31, 2011 was $15,300,000 as compared to $15,000,000, at December 31, 2010. Interest is payable at the bank’s prime rate (3.25% at December 31, 2011) plus 1.50% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (.3% at December 31, 2011) plus 3.00%. The credit facility is scheduled to mature at July 10, 2014.

As of December 31, 2011, we were in compliance with all of our financial and other covenants under our bank line of credit agreement. Beginning March 31, 2012, we will be required to achieve a fixed charge coverage ratio of at least 1.1-to-1.0 for rolling 12 month periods ending on the last day of each fiscal quarter, and the bank has reduced the maximum amount of credit line borrowings that will be available to us by $1 million until that covenant is achieved. The bank line of credit agreement also contains certain other covenants, which restrict our ability to pay dividends above certain levels, repurchase our stock and invest in or acquire other businesses.

At March 16, 2012, outstanding borrowings under the revolving credit facility totaled $13,800,000. Our credit facility borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

NOTE D: COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices, warehouse facilities, and some of our office equipment. These leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire at various dates over the next twelve years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2011, in thousands of dollars, are as follows:

Year Ending December 31,
2012	$3,823
2013	3,554
2014	3,247
2015	3,084
2016	2,603
Thereafter	1,690

$18,001

Rent expense charged to operations amounted to $4,170,000 in 2011, $4,511,000 in 2010, and $4,519,000 in 2009.

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

NOTE E: STOCK INCENTIVE PLANS

In August 2008, our shareholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights (SARs), and restricted shares of common stock (“restricted shares”), to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of our common stock, plus an additional 41,500 shares which was equal to the total of the shares that were then available for the grant of new options under our then existing stockholder-approved stock incentive plans (the “Previous Plans”). At the same time, those 41,500 shares ceased to be available for the grant of equity incentive under those Previous Plans. At December 31, 2011, options to purchase a total of 546,001 shares of our common stock and a total of 232,501 shares of restricted stock were outstanding, and 52,666 shares remained available for future grants of equity incentives, under the 2008 Plan.

At the time the 2008 Plan was adopted, options to purchase a total of 593,333 shares of our common stock, granted under the Previous Plans, were outstanding. The Previous Plans had provided that, if outstanding options were to expire or otherwise terminate, the shares that had been subject to those options that were left unexercised would become available for the grant of new options under those Plans. However, the 2008 Plan provides that if any of the outstanding options granted under the Previous Plans expire or are terminated for any reason, they will not become available for the grant of equity incentives under those Plans and, instead, the number of shares that are available for grants of equity incentives under the 2008 Plan will be increased by an equivalent number of shares. At December 31, 2011, options to purchase a total of 340,667 shares of our common stock were still outstanding under the Previous Plans.

Information Regarding Stock Options. The fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, the expected dividend yield of the underlying common stock, the expected life of the option and expected volatility in the market value of the underlying common stock.

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Year Ended December 31,
	2011	2010	2009
Options granted under Equity Incentive Plans:
Expected volatility	72.00%	71.00%	57.00%
Risk free interest rates	2.15%	2.79%	1.76%
Expected dividend yields	N/A	N/A	N/A
Expected lives	10 years	10 years	3 years

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yields are based upon the Company’s dividend policy in effect in each of the years presented and the fair market value of the Company’s shares at the time of grant. Expected lives are based on several factors including the average holding period of the outstanding options, their remaining terms and the cycle of our long range business plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The following tables summarize stock option activity during the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2011	652,001	$5.01
Granted	8,000	2.74
Exercised	(7,000)	0.82
Forfeited	(107,000)	7.54

Outstanding at December 31, 2011	546,001	4.54	2.8 years	$202,800

Exercisable at December 31, 2011	476,801	5.01	2.7 years	$131,000

Options vested and expected (as of December 31, 2011) to vest in the future	546,001	4.54	2.8 years	$202,800

	Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2010	707,667	$4.99
Granted	8,000	4.25
Exercised	(33,666)	1.94
Forfeited	(30,000)	7.78

Outstanding at December 31, 2010	652,001	5.01	3.3 years	$545,000

Exercisable at December 31, 2010	461,901	5.85	3.1 years	$207,800

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2011 and 2010, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2011 or 2010, respectively). The total pre-tax intrinsic values of the options exercised during 2011 and 2010 were $ 21,000 and $72,950, respectively.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2011 and 2010 were $1.97 and $3.23, respectively.

A summary of the status of the Company’s nonvested stock options as of December 31, 2011 and 2010 and the changes that occurred during each of the years then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	190,100	$1.11
Granted	8,000	1.97
Vested	(128,900)	1.37
Forfeited	—	—

Nonvested at December 31, 2011	69,200	$0.73

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	368,500	$1.38
Granted	8,000	3.23
Vested	(182,650)	1.72
Forfeited	(3,750)	2.60

Nonvested at December 31, 2010	190,100	1.11

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

As of December 31, 2011 and 2010, there was $8,550 and $88,900, respectively, of total unrecognized compensation cost related to nonvested options granted under the Company’s equity incentive plans. At December 31, 2011 and 2010, those costs were expected to be recognized over a weighted average period of 0.5 years and 1.1 years, respectively.

Set forth below is additional information with respect to the stock options that were outstanding under our equity incentive plans at December 31, 2011:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $4.50	239,001	$1.66	3.6	169,801	$1.81
$4.75 – $9.80	307,000	$6.78	2.2	307,000	$6.78

$0.63 – $9.80	546,001	$4.54	2.8	476,801	$5.01

Restricted Shares. We awarded a total of 114,500 and 177,000 restricted shares of common stock (“restricted shares”) during 2011 and 2010, respectively, to certain officers and other key management employees under the 2008 Plan. Restricted shares are shares of common stock that are granted subject to a risk of possible forfeiture back to the Company, if the recipient of the shares ceases to remain in the Company’s continuous service for a specified period or periods of time. If the recipient remains in the Company’s continuous service for the requisite period of time, the restricted shares will become “vested” (that is, cease to be subject to forfeiture). Until restricted shares become vested, those shares may not be sold or otherwise transferred, in whole or in part, by the holders of those shares, and are subject to additional restrictions. We record stock-based compensation expense for restricted share awards based on the fair market value of the shares on their respective award dates and such expense is recorded over the respective vesting periods of the awards. At December 31, 2011, the unrecognized stock-based compensation cost attributable to these restricted shares totaled approximately $700,660 which, as of that date, was expected to be recognized over a weighted average period of approximately 1.7 years. During 2011, 58,999 of the 177,000 restricted shares granted in 2010 became vested. As of December 31, 2011, all of the holders of the remaining 232,501 unvested restricted shares were still in the Company’s employ and all of those restricted shares are expected to vest over the remainder of their respective vesting periods. The aggregate intrinsic value of these restricted shares, at December 31, 2011, was $523,100.

A summary of the status of the Company’s restricted stock activity is presented below:

A summary of restricted stock activity during the years ended December 31, 2011 and 2010 is presented below:

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2011	177,000	$4.15
Granted	114,500	4.47
Vested	(58,999)	4.15
Forfeited	—	—

Outstanding and unvested at end of year	232,501	$4.31

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2010	—	$—
Granted	177,000	4.15
Vested	—	—
Forfeited	—	—

Outstanding and unvested at end of year	177,000	$4.15

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

NOTE F: EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their respective accounts. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company made no contributions to the plan in 2011, 2010 or 2009.

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2011	2010	2009
	(In thousands)
Net sales to external customers
United States	$81,856	$80,890	$78,345
Canada	26,339	27,710	24,856
Other	—	—	—
Operating income (loss)
United States	$7	$206	$(198)
Canada	(582)	769	1,037
Other	31	310	56
Identifiable assets
United States	$35,317	$34,175	$33,163
Canada	11,630	12,742	11,403
Other	789	865	906

The Company has an equity investment in a corporation which conducts a business that is similar to the Company’s business, but in a much smaller scale, in Mexico. That investment, which is included in long term assets on the Company’s consolidated balance sheet, totaled approximately $710,000 and $757,000 at December 31, 2011 and 2010, respectively. The results of operation of this corporation are included in equity in the net earnings of unconsolidated affiliates in the Company’s consolidated statements of operations.

NOTE H: INCOME TAXES

Pretax income (loss) for the years ending December 31, 2011, 2010 and 2009 was taxed in the following jurisdictions:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Domestic	$(500)	$(383)	$(691)
Foreign	(641)	952	895

	$(1,141)	$569	$204

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The provision (benefit) for income taxes in each of 2011, 2010 and 2009 is summarized below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Current
Federal	$—	$—	$(1)
State	67	86	85
Foreign	(166)	273	317

	(99)	359	401
Deferred
Federal	(178)	(30)	(231)
State	—	13	(43)
Foreign	22	75	(22)

	(156)	58	(296)

	$(255)	$417	$105

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2011	2010
	(In thousands)
Deferred tax assets
Inventory	$1,185	$1,195
Bad debt provision	85	134
Property, plant and equipment	59	53
Deferred credits	1,281	1,282
Loss carryforwards	1,035	940
Rent	150	149
Other	431	369

Gross deferred tax assets	4,226	4,122
Less valuation allowance	(1,213)	(1,198)

	3,013	2,924

Deferred tax liabilities
Property, plant and equipment	(22)	(98)
Unremitted earnings of foreign affiliates	(77)	(78)

Gross deferred tax liabilities	(99)	(176)

Net deferred tax assets(1)	$2,914	$2,748

(1)	Of the total deferred tax assets at December 31, 2011 and 2010, $1,787,000 and $1,768,000 were included in current assets and $1,127,000 and $980,000 in 2011 and 2010 were included in other long-term assets at December 31, 2011 and 2010, respectively.

Set forth below is a reconciliation between actual tax expense and expected tax expense for the respective periods presented below:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Earnings (loss) before income taxes	$(1,141)	$569	$204

Expected income tax expense at 34%	$(388)	$193	$69
Difference in rates on earnings of foreign operations	80	6	(19)
Stock based compensation and other nondeductible expenses	43	96	95
State taxes and credits (net of federal benefit)	40	80	(5)
Change in valuation allowance	7	36	(5)
Unremitted earnings of foreign subsidiaries	(1)	—	8
Exclusion of earnings of foreign affiliates	(12)	(6)	(58)
Other	(24)	12	20

Income tax provision (benefit)	$(255)	$417	$105

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

At December 31, 2011, the operating loss carryforwards available for federal and state income tax purposes were $1,925,000 and $4,622,000, respectively. The earliest carryforwards begin to expire in 2012. At December 31, 2011, foreign tax credit carryforwards available for federal income tax purposes totaled $66,000, which expire in 2015. State targeted tax area credit carryforwards of $1,245,000 are available with no expiration dates.

It is our policy to classify interest and penalties as a component of tax expense. At December, 31, 2011 we had $260,000 of unrecognized tax benefits, none of which impacted the effective tax rate. Interest and penalties totaled $120,000, which was accrued on the balance sheet at December 31, 2011.

The Company and its domestic subsidiaries file income tax returns in the US federal jurisdiction and in various state jurisdictions. The Company’s foreign subsidiaries file income tax returns in the respective jurisdictions in which they are based. With few exceptions, we are no longer subject to tax examinations by taxing authorities for years before 2006. We do not expect total unrecognized tax benefits to change significantly during the year ending December 31, 2012 due to the expiration of any statutes of limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):	2011	2010
Balance as of January 1,	$260	$241
Additions for tax positions related to the current year	29	19
Reductions for tax positions of prior years	(29)	—

Balance as of December 31,	$260	$260

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

NOTE I: EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share (EPS) of our common stock by dividing the Company’s net earnings (loss) by the weighted-average number of common shares outstanding for the period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. The outstanding stock options and restricted shares were not considered to be dilutive securities for the year ended December 31, 2011 due to the net loss incurred by the Company in 2011. Set forth below are the computations of basic and diluted earnings (loss) per share for each of the following periods:

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Numerator:
Net earnings (loss)	$(886)	$152	$99

Denominator:
Weighted average shares outstanding	4,535	4,475	4,449
Dilutive effect of stock options and restricted shares	—	99	45

Denominator for diluted earnings (loss) per share	4,535	4,574	4,494

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2011	2010
	(In thousands)
Payroll and related benefits	$662	$658
Rent	429	426
Income and other taxes	413	486
Other	1,719	1,686

	$3,223	$3,256

NOTE K: WARRANTY RESERVE

We generally do not independently provide warranties on the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. Accordingly, we maintain a reserve against which we charge warranty claims. The amount of the reserve is determined based primarily on our historical warranty claims experience and the number of portable generators that we sell each year. We periodically increase the warranty reserve to replenish it after it has been reduced by warranty claims charged against it or to increase the reserve in response to increases in claims or in the number of generators that we have sold. Those increases are effectuated by means of a provision for warranty claims which is recorded as a component of our costs of sales in our consolidated statements of operations.

Accrued warranty expense, which is included in accrued liabilities on the consolidated balance sheet, as of December 31, 2011 and December 30, 2010 was as follows (in thousands):

	2011	2010
Accrued warranty balance as of January 1,	$469	$358
Warranty costs incurred	(878)	(616)
Provision for warranty claims	973	727

Accrued warranty balance as of December 31,	$564	$469

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

L: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase air conditioners from Airxcel, Inc. (“Airxcel”) and generators from Zhejiang Xingyu Industry and Trade Co., Ltd, (“Zhejiang”). Our purchases from Airxcel accounted for approximately 27%, 20%, and 18% of our total product purchases in 2011, 2010, and 2009, respectively. Our purchases from Zhejiang accounted for 6% of our total product purchases in 2011 and less than 5% in 2010, and 2009. In 2009 we purchased towing products from Thule Towing Systems, LLC. (“Thule”), formerly known as Valley Industries, Inc., which amounted to 5% of our total product purchases in 2009. Since 2010, we have obtained towing products from other manufacturers.

Concentration of Credit Risk. We maintain bank accounts with high quality financial institutions to minimize credit risk. However, our deposit balances may periodically exceed federal deposit insurance limits.

NOTE M: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Net Sales	$24,697	$33,218	$31,586	$18,694
Gross profit	3,898	6,302	5,706	2,123
Net earnings (loss)	(1,039)	980	612	(1,439)
Net earnings (loss) per share — diluted	(0.23)	0.21	0.13	(0.32)

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(Unaudited)
Net Sales	$24,102	$34,647	$32,245	$17,606
Gross profit	4,927	6,732	5,864	2,095
Net earnings (loss)	22	1,184	659	(1,713)
Net earnings (loss) per share — diluted	—	0.26	0.14	(0.38)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2009, 2010 and 2011

Description	Balance at Beginning of Period	Adjustments	Write Off of Bad Debts	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2009	$1,399,000	$(411,000)	$(248,000)	$740,000
Year Ended December 31, 2010	$740,000	$(48,000)	$(36,000)	$656,000
Year Ended December 31, 2011	$656,000	$(160,000)	$(109,000)	$387,000

Description	Balance at Beginning of Period	Adjustments	Write Off of Scrapped Inventory	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2009	$2,341,000	$(282,000)	$(263,000)	$1,796,000
Year Ended December 31, 2010	$1,796,000	$470,000	$(257,000)	$2,009,000
Year Ended December 31, 2011	$2,009,000	$179,000	$(787,000)	$1,401,000

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2009	$1,166,000	$—	$(5,000)	$1,161,000
Year Ended December 31, 2010	$1,161,000	$37,000	$—	$1,198,000
Year Ended December 31, 2011	$1,198,000	$15,000	$—	$1,213,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2011, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of such controls to future periods are subject to the risks that the controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2011, The Coast Distribution System, Inc. maintained effective internal control over financial reporting.

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

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2012 for the Company’s 2012 Annual Stockholders’ Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2012 for the Company’s 2012 Annual Stockholders’ Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2012 for the Company’s 2012 Annual Stockholders’ Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2011:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders Stock option and incentive plans	546,001	$4.54	52,666
Equity compensation plans not approved by stockholders	—	—	—

	546,001	$4.54	52,666

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2012 for the Company’s 2012 Annual Stockholders’ Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2012 for the Company’s 2012 Annual Stockholders’ Meeting.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 30, 2012	By:	/S/ JAMES MUSBACH
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

Signature	Title	Date

/S/ JAMES MUSBACH James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2012

/S/ THOMAS R. MCGUIRE Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	March 30, 2012

/S/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 30, 2012

/S/ JOHN W. CASEY John W. Casey	Director	March 30, 2012

/S/ LEONARD P. DANNA Leonard P. Danna	Director	March 30, 2012

/S/ BEN A. FRYDMAN Ben A. Frydman	Director	March 30, 2012

/S/ ROBERT S. THROOP Robert S. Throop	Director	March 30, 2012

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on
February 6, 2006).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Third Amended & Restated Loan and Security Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

E-1

Exhibit Number	Description of Exhibits

10.47	Seventh Amendment to Third Amended & Restated Loan and Security Agreement entered into as November 8, 2010 by the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.48	Eighth Amendment to Third Amended & Restated Loan and Security Agreement entered into as of May 10, 2011 by the Company and Bank of America, N.A. (Incorporated by reference toExhibit10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.49	Ninth Amendment to Third Amended & Restated Loan and Security Agreement entered into as of July 27, 2011 by the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2011.)

10.50

Tenth Amendment to Third Amended & Restated Loan and Security Agreement entered into as of November 8, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.

E-2