Form 10-K/A
period 2011-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2012-04-26
CIK 728303

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of registrant as of June 30, 2011, the last day of the second quarter of fiscal 2011, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $10,997,000.

As of April 20, 2012, a total of 4,754,596 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 30, 2012, The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”) with the Securities Exchange Commission (the “SEC”). This Amendment No. 1 is being filed (i) to add, into Part III of the 2011 10-K, the information that was to have been incorporated by reference therein from the Company’s proxy statement for its 2012 Annual Meeting of Stockholders and (ii) to incorporate by reference into the Exhibit Index in the 2011 10-K, as Exhibit 10.51, the Employment Agreement dated July 21, 2011 between the Company and James Musbach, the Company’s Chief Executive Officer, from the Company’s Current Report dated July 21, 2011, which the Company filed with the SEC on July 22, 2011.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1. Those certifications are the only Exhibits that are being filed with this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 (i) does not reflect or discuss any events that may have occurred during the period that began on March 31, 2012 and will end on the date of the filing of this Amendment No. 1 on Form 10-K/A with the SEC and (ii) does not modify or update any disclosures in the originally filed 2011 10-K that may have been affected by any such subsequent events.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2011

Exhibits being filed with this Amendment No. 1 on Form 10-K/A

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

Name	Age	Position	Director Since	Current Term Expires
Class I Directors:
Robert S. Throop	74	Director	1995	2013
Leonard P. Danna	59	Director	2003	2013
Class II Directors:
John W. Casey	70	Director	1998	2014
James Musbach	62	President, Chief Executive Officer and Director	2007	2014
Class III Directors:
Thomas R. McGuire	68	Executive Chairman and Chairman of the Board	1977	2012
Ben A. Frydman	65	Director	1988	2012

Class I Directors

Robert S. Throop has served as a director of the Company since 1995. Until his retirement in late 1996, and for more than the prior five years, Mr. Throop was the Chairman and Chief Executive Officer of Anthem Electronics, Inc., which is a national distributor of semiconductor and computer products and was, during Mr. Throop’s tenure as its Chairman and CEO, a New York Stock Exchange listed company. Mr. Throop served as a director of the Manitowoc Company, a publicly traded company that is a leading manufacturer of industrial cranes, until he retired from its board in 2007. Mr. Throop also is a director of Azerity, which is a privately owned business. Having been the CEO of a publicly owned national distribution company for many years, Mr. Throop brings to the Board a wealth of knowledge regarding the management and operations of and the risks faced by national product distribution companies, like the Company.

Leonard P. Danna has served as a director of the Company and Chairman of the Audit Committee of the Board of Directors since November 2003. Mr. Danna is, and since April 1999 has been, an audit partner with the accounting firm of Vavrinek, Trine Day & Co., LLP. From August 1985 to April 1999, Mr. Danna was an audit partner with Grant Thornton LLP. As a result of his accounting experience, Mr. Danna is familiar with financial reporting requirements applicable to and the financial issues faced by publicly traded companies, making him an effective and valuable member of Audit Committee, of which he is the Chairman.

Class II Directors

John W. Casey has served as a director of the Company since August 1998. Mr. Casey is retired and is a private investor. He also serves as a trustee of the Deschutes Land Trust. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including in recreational vehicles (“RVs”) and soft drink dispensing machines. Having been the CEO of Shurflo, which is a supplier of products to RV manufacturers and distributors, Mr. Casey brings to the Board considerable knowledge regarding the RV market generally and also the perspective of an aftermarket product manufacturer and supplier to the RV industry, which is valuable to the Board and management due to the Company’s reliance on such manufacturers and suppliers for the products it sells.

James Musbach is, and since April 2008 has been, the Chief Executive Officer of the Company. From September 2006 until his promotion to CEO in 2008, Mr. Musbach was the Company’s President and Chief Operating Officer and since November 2007 has been a member of the Board of Directors. From 1995 until 2004, Mr. Musbach was Executive Vice President of Raytek Corporation, a manufacturer of infrared non-contact temperature measurement tools, sensors and systems. While at Raytek, Mr. Musbach also served as General Manager of Raytek’s Portable Products Division and, in that capacity, directed that Division’s global operations. Prior to joining Raytek, Mr. Musbach held various executive positions, including Executive Vice President and General Manager and Vice President of Sales and Marketing, with Import Parts America, a North American distributor of automotive aftermarket parts and accessories with relationships in Asia and Europe. As a result, Mr. Musbach has extensive experience and knowledge about managing and growing businesses, managing foreign business relationships and developing and implementing product marketing and distribution programs. Such knowledge and experience already have been and will continue to be of considerable importance to the Company in implementing and expanding its proprietary products strategy and its initiative to sell products not only into the RV and boating markets, but also into other markets, such as the outdoor power equipment market.

Class III Directors

Thomas R. McGuire is a founder of the Company and has been the Chairman of the Board of the Company since its inception in 1977. Mr. McGuire also served as the Company’s Chief Executive Officer from 1977 until April 2008, when he relinquished that position upon Mr. Musbach’s promotion to CEO. Mr. McGuire retains the position of Executive Chairman of the Company and continues as Chairman of the Board of Directors. Having been the Company’s founder and its CEO for more than 25 years, and having been the principal architect of its growth strategies, Mr. McGuire brings a wealth of knowledge to the Board regarding the Company’s operations, markets and growth strategies, and the business risks that the Company faces, including the strategies for dealing with the cyclical nature of the Company’s business.

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than the past thirty years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2011 and is providing legal services to the Company in 2012. Mr. Frydman received a Bachelor’s Degree, with honors, from UCLA in 1968 and graduated with honors with a J.D. Degree from Harvard Law School in 1973. Mr. Frydman has been the Company’s outside counsel since 1983 and, in that capacity, has been an advisor to management and the Board in connection with virtually all of the Company’s major corporate transactions and acquisitions and the implementation of its growth strategies. As a result, he has a keen knowledge of the Company’s business and the management of business risks that the Company encounters in connection with its operations and growth strategies.

Executive Officers of Registrant

Information regarding the Executive Officers of the Registrant is set forth in Part I of this Report.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

THE BOARD OF DIRECTORS

Role of the Board of Directors. In accordance with Delaware law and our Bylaws, the Board of Directors oversees the management of the business and affairs of the Company. The members of the Board keep informed about our business through discussions with management of the Company, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and Board committee meetings.

Our Board members are encouraged to prepare for and to attend all meetings of the Board and the Board committees of which they are members and all stockholder meetings. During the fiscal year ended December 31, 2011, the Board of Directors of the Company held a total of four meetings and all of the directors attended at least 80% of the total of those meetings and the meetings of the Board committees on which they served during 2011. All of our directors, with the exception of Mr. Danna, also attended the 2011 Annual Meeting of Stockholders.

Role of the Board in Risk Management

The Board’s responsibilities in overseeing the Company’s management and business include oversight of the Company’s key risks and management’s processes and controls. Management, in turn, is responsible for the day-to-day management of risk and implementation of appropriate risk management controls and procedures. In meeting these responsibilities, at its meetings the Board members discuss with management the principal risks facing the Company and its financial condition and the performance and actions that have taken, and the processes that have been implemented, by management to address and mitigate those risks to the extent practicable. Management also conducts quarterly evaluations of the effectiveness of the Company’s disclosure controls and annual evaluations of the effectiveness of the Company’s internal control over its financial reporting under the oversight of the Audit Committee.

Director Independence and Diversity

Coast’s corporate governance guidelines require that the Board be comprised of at least a majority of independent directors. For a director to be considered independent, the Board must affirmatively determine that he does not have any direct or indirect material relationships with Coast that, in the opinion of the Board, would interfere with the exercise of that director’s independent judgment in carrying out his responsibilities as a director.

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

•

A present Coast executive officer was on the compensation committee of the board of directors of another company that concurrently employed a Coast director, or an immediate family member of a Coast director, as an executive officer;

•

The director, or an immediate family member of the director, received more than $60,000 in direct compensation from Coast during any 12 month period within the preceding three years, other than director and committee fees and any deferred compensation for prior service (provided such deferred compensation is not contingent in any way on continued service with the Company); or

•

The director, or an immediate family member of the director, is a partner, executive officer, or controlling stockholder of another company or professional entity (including any law firm or investment banking firm) to which Coast made, or from which Coast received, payments for property or services in the current or any of the past three fiscal years that exceeded the greater of (i) 5% of consolidated gross revenues of that other company or professional entity for that year, or (ii) $200,000.

On the basis of the above criteria, the Board has determined that four of the Company’s six directors are independent, including Mr. Frydman. Since Messrs. McGuire and Musbach are executive officers of the Company, they are not deemed to be independent directors. In determining that Mr. Frydman is independent, the other independent directors considered the fact that Mr. Frydman is a stockholder in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during the past three years and is providing legal services to Coast in 2012. However, on the basis of the criteria set forth above and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that his relationship did not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of the Company.

The respective members of the Board of Directors and its Nominating and Governance Committee believe that differences in experience, knowledge, skills and viewpoints enhance the Board of Directors’ performance. Accordingly, the Nominating Committee considers such diversity in selecting, evaluating and recommending, and the Board considers diversity in approving, proposed Board nominees. However, the Board of Directors has not implemented a formal policy with respect to the consideration of diversity for the composition of the Board of Directors.

Board Leadership Structure

The Board does not have a formal policy with respect to whether the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from among the non-employee directors or management. The Board believes that it should be free to make a choice from time to time in any manner that it concludes is in the best interests of the Company and its stockholders. Although Mr. McGuire is an executive officer, the Board chose to appoint him as the Chairman because, as the Company’s largest stockholder, he has a keen understanding and shares the financial interests of the Company’s other stockholders.

Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2011 is set forth below.

Audit Committee and Financial Experts. The members of the Audit Committee are Leonard P. Danna, its Chairman, and Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the AMEX listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the SEC. The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. To ensure independence, the Audit Committee meets separately with our outside auditors and members of management, respectively. The Audit Committee held a total of four meetings in 2011.

Compensation Committee. The members of the Compensation Committee are John W. Casey, who serves as the Committee’s Chairman, Robert S. Throop and Leonard P. Danna, each of whom is independent (as defined in the AMEX listed company rules). The Compensation Committee (i) sets the salaries of the Company’s executive officers; (ii) adopts non-equity incentive compensation and other non-equity benefit plans for our executive officers and sets the performance targets and determines the incentive compensation awards that may be earned under those plans; and (iii) oversees the administration of, and makes determinations with respect to the granting and terms of stock options and restricted shares granted under, the Company’s equity incentive plans. The Compensation Committee operates under a charter that sets forth the role and responsibilities of the Committee. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. The Compensation Committee held one meeting in 2011.

Mr. McGuire sometimes participates in meetings of the Compensation Committee to provide the Committee with information with respect to the performance of the Company’s CEO that is relevant to the Committee’s decisions with respect to the CEO’s compensation. The Committee also obtains information from Mr. Musbach as to the performance of the Company’s other executive officers who report to him.

Nominating and Governance Committee. The members of the Nominating and Governance Committee are Robert S. Throop, its Chairman, Ben A. Frydman and John W. Casey, each of whom is independent within the meaning of the AMEX Listing Rules. This Committee has a written charter that sets forth its responsibilities, which include identifying and recommending nominees for election to the Board; making recommendations to the Board regarding the directors to be appointed to each of its standing Committees; developing and recommending corporate governance guidelines for adoption by the Board of Directors; and overseeing the annual self-assessments by the Company’s Directors of the performance of the Board of Directors and its Committees. A copy of the Committee’s charter may be viewed in the investor relations section of our website at www.coastdistribution.com. The Committee held two meetings in 2011.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Directors believe that sound governance policies and practices provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. Our Board of Directors has adopted the following governance guidelines, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the requirements under the AMEX listed company rules and the Sarbanes-Oxley Act of 2002. Some of the principal subjects covered by those guidelines include:

•

Director Qualifications. Candidates for election to the Board will be evaluated on the basis of their integrity, independence and freedom from conflicts of interest; their experience and expertise; their ability to make independent analytical inquiries; their understanding of our business and the business environment in which we operate; and their ability and willingness to devote adequate time and effort to Board responsibilities.

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

•

Adequate Funding for the Board and its Committees. The Company will provide the funding necessary to enable the Board and each of its committees to retain independent advisors as the Board, or such committees acting independently of the Board, deem to be necessary or appropriate.

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

Code of Business Conduct

We have adopted a Code of Business Conduct for our officers and employees that has been approved by the Board of Directors. The Code sets forth specific ethical policies and principles that apply to our Chief Executive Officer, Executive Chairman, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct is posted in the investor relations section of our website at www.coastdistribution.com. We also intend to disclose, on that website, any amendments to our Code of Business Conduct and any waivers of its requirements that may be granted to our Chief Executive Officer, Executive Chairman or Chief Financial Officer. To date, no such waivers have been granted.

Communications with the Board

Stockholders and other parties interested in communicating with the non-management directors as a group may do so by writing to the Corporate Secretary, The Coast Distribution System, Inc., 350 Woodview Avenue, Suite 100, Morgan Hill, California 95037. The Corporate Secretary will review and forward to the appropriate member or members of the Board copies of all such correspondence that, in the opinion of the Corporate Secretary, deals with the functions of the Board or its committees or that she otherwise determines requires their attention. Questions relating to accounting, internal controls or auditing matters will be brought promptly to the attention of the Chairman of the Audit Committee and will be handled in accordance with procedures established by that Committee.

The Audit Committee also has established a “financial integrity hotline” (i) for Company employees and others to be able to communicate, anonymously, to the Audit Committee any questions or concerns they may have regarding accounting or auditing matters and (ii) for the receipt, retention and treatment of those communications and any complaints received with respect to such matters.

Nomination of Directors

In identifying candidates for membership on the Board, the Nominating and Governance Committee will seek recommendations from existing Board members and executive officers. In addition, that Committee will consider any candidates that may be recommended by any of the Company’s stockholders who make those recommendations in accordance with the procedures described below. The Committee also has the authority to engage an executive search firm and other advisors, as it deems appropriate, to assist it in identifying qualified Board candidates. In assessing and selecting new candidates for Board membership, the members of the Nominating and Governance Committee will consider such factors, among others, as the candidate’s integrity and independence and freedom from conflicts of interest and experience and expertise, as demonstrated by past employment and board experience, and will conduct background inquiries of and interviews with those candidates. The Committee members will consider a number of factors in making their selection of a nominee from among those candidates, including, among others: whether the candidate has the ability, willingness and enthusiasm to devote the time and effort required of members of the Board; the candidate’s independence, including whether the candidate has any conflicts of interest or commitments that would interfere with the candidate’s ability to fulfill the responsibilities of a director; whether the candidate’s skills and experience would add to the overall competencies of the Board; and whether the candidate has any special background or experience relevant to the Company’s business.

Stockholder Recommendation of Board Candidates. Any stockholder desiring to submit a recommendation for consideration by the Nominating and Governance Committee of a candidate whom the stockholder believes is qualified to be a nominee for election to the Board at any annual stockholders’ meeting may do so by submitting that recommendation in writing to the Committee not later than 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. However, if the date of the upcoming annual stockholders’ meeting has been changed by more than 30 days from the anniversary date of the prior year’s annual meeting, the recommendation must be received within a reasonable time before the Company begins to print and mail its proxy materials for that upcoming annual meeting. In addition, the recommendation should be accompanied by the following information: (i) the name and address of the nominating stockholder and the person that the nominating stockholder is recommending for consideration as a candidate for Board membership; (ii) the number of shares of voting stock of the Company that are owned by the nominating stockholder, his or her recommended candidate and any other stockholders known by the nominating stockholder to be supporting the nomination of that candidate; (iii) a description of any arrangements or understandings that relate to the election of directors of the Company, between the nominating stockholder, or any person that (directly or indirectly through one or more intermediaries) controls, or is controlled by, or is under common control with, such stockholder, on the one hand, and the person that the nominating stockholder is recommending for election to the Board or any other person or persons (naming each such person), on the other hand; (iv) such other information regarding the recommended candidate as would be required to be included in a proxy statement prepared in accordance with and filed pursuant to the SEC’s proxy rules; and (v) the written consent of the recommended candidate to be named as a nominee and, if nominated and elected, to serve as a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each of our directors and executive officers, and the one person who, to our knowledge, owns more than 10% of our common stock (a “10% Stockholder”), to file reports with the SEC containing information regarding their ownership and changes in their ownership of our shares of common stock and of options to purchase shares of our common stock and to furnish us with copies of those reports.

Based solely on a review of the copies of those reports that were filed respectively by our executive officers, directors, and the 10% Stockholder pursuant to Section 16(a) of the Exchange Act, to our knowledge all of our executive officers and directors, and that 10% Stockholder, complied with all Section 16(a) filing requirements applicable to their transactions in the Company’s securities in 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2011 and 2010 by the Company’s Chief Executive Officer, and the next two highest paid executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2011 exceeded $100,000 (collectively, the “NEOs” or “Named Executive Officers”):

Name and Principal Position	Year	Salary	Equity Incentive Plan Awards($)(4)	Non-Equity Incentive Compensation(5)	All Other Compensation(6)	Total
James Musbach(1)	2011	$237,500	$208,689	$—	$5,980	$452,169
President & Chief Executive Officer	2010	231,250	68,615	$—	5,980	385,765

Thomas R. McGuire(2)	2011	$237,500	$51,835		$5,980	$295,315
Executive Chairman	2010	231,250	24,750	$—	5,980	290,120

Sandra A. Knell(3)	2011	$195,700	$38,646		$—	$234,346
EVP and Chief Financial Officer	2010	190,550	16,890	$—	—	224,325

(1)	Effective February 1, 2009, Mr. Musbach voluntarily reduced his annual base salary by 10%, from $250,000 to $225,000, in conjunction with salary and wage reductions implemented by the Company in response to the economic recession. In July 2010, salaries and wages were increased by 5% for all Company employees, including Mr. Musbach. As a result, Mr. Musbach’s annual base salary for 2011, which included that increase for the entire year, was $237,500. In 2010, Mr. Musbach’s annual base salary included that 5% increase for only the last six months of that year. See “Narrative to Summary Compensation Table” below.

(2)	Effective June 1, 2008, Mr. McGuire voluntarily reduced his annual base salary by $50,000 to $310,000 and effective December 1, 2008, he voluntarily reduced his annual base salary further, by $60,000, to $250,000 as his contributions to Company cost reduction programs. Like the other Named Executive Officers, Mr. McGuire also voluntarily reduced his annual base salary by another 10%, effective as of February 1, 2009. In July 2010, salaries and wages were increased by 5% for all Company employees, including Mr. McGuire. As a result, Mr. McGuire’s annual base salary for 2011, which included that increase for the entire year, was $237,500. In 2010, Mr. McGuire’s annual base salary included that 5% increase for only the last six months of that year. See “Narrative to Summary Compensation Table” below.

(3)	Like the other NEOs, Ms. Knell voluntarily reduced her annual base salary by 10%, effective as of February 1, 2009, to $185,000. In July 2010, salaries and wages were increased by 5% for all Company employees, including Ms. Knell. As a result, Ms. Knell’s annual base salary for 2011, which included that increase for the entire year, was $195,700. In 2010, Ms. Knell’s annual base salary included that 5% increase for only the last six months of that year. See “Narrative to Summary Compensation Table” below.

(4)	Amounts in this column represent the grant date fair values, calculated in accordance with FASB ASC 718, of equity incentive awards granted to each of the NEOs in 2011 and 2010. The fair values of options were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of our common stock. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK INCENTIVE PLANS,” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K below.

(5)	None of the NEOs received any cash or other non-equity incentive compensation awards for 2011 or 2010. See “Narrative to Summary Compensation Table” below.

(6)	The other compensation received by Messrs. Musbach and McGuire in 2011 and 2010 consisted solely of automobile allowances to reimburse them for the expenses they incurred in using their personal automobiles on Company business.

Narrative to Summary Compensation Table

Annual Base Salaries

Mr. Musbach served as the Company’s President and Chief Operating Officer until April 2008, when he was promoted to Chief Executive Officer. Although the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000 in conjunction with that promotion, he declined to accept that increase as his contribution to a cost reduction program adopted by the Board in response to the economic recession and credit crisis. As a result, Mr. Musbach’s annual base salary in 2008 was $250,000. Then, effective February 1, 2009, Mr. Musbach reduced his annual base salary by 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Mr. Musbach’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Mr. Musbach’s annual base salary for 2010 included that 5% salary increase for six months of that year and his annual base salary for 2011, of $237,500, reflects a full year of that increase.

In 2008, Mr. McGuire’s annual base salary was $360,000. However, as his contribution to the Company’s cost reduction programs, Mr. McGuire voluntarily reduced his annual base salary on two occasions in 2008: (i) a $50,000 reduction, effective June 1, 2008, bringing his annual base salary from $360,000 to $310,000 and (ii) an additional $60,000 reduction, effective December 1, 2008, bringing his annual base salary from $310,000 to $250,000, which was 30% lower than the amount of his annual base salary at the beginning of 2008. Then, effective February 1, 2009, Mr. McGuire reduced his then annual base salary by an additional 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Mr. McGuire’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Mr. McGuire’s annual base salary for 2010 included that 5% salary increase for six months of that year and his annual base salary for 2011, of $237,500, reflects a full year of that increase.

Effective September 1, 2008, the Compensation Committee approved a 3% increase in Ms. Knell’s annual base salary to $206,000 in order (i) to make her annual base salary more competitive with salaries paid to chief financial officers of California based companies of similar size and capitalization, and (ii) to recognize and reward Ms. Knell for her past service and individual performance as the Company’s Chief Financial Officer. However, Ms. Knell, like the other NEOs, agreed to reduce her annual base salary by 10%, effective February 1, 2009 as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Ms. Knell’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Ms. Knell annual base salary for 2010 included that 5% salary increase for six months of that year and her annual base salary for 2011, of $195,700, reflects a full year of that increase.

Non-Equity and Equity Incentive Compensation

Equity Incentive Compensation. With the approval of our stockholders, we adopted an equity incentive plan in 2008 (the “2008 Equity Incentive Plan”). That Plan set aside shares of our common stock for future grants of equity awards which, to date, have consisted of stock options and restricted stock awards. Those awards are intended to create incentives, in the form of financial rewards, to NEOs and other management employees for performance that leads to increases in our stock price, so as to better align the financial interests of our NEOs and other key management employees with those of our stockholders.

Additionally, such awards ordinarily require that recipients of the awards remain in the Company’s employ over vesting periods that, in most cases, range from three-to-five years, in order to earn those awards. Generally, if an executive’s employment with the Company is terminated (whether by the executive or the Company) prior to the expiration of the multi-year vesting period, the unvested portion of the equity award is forfeited. As a result, such awards also provide an incentive for executives to focus their efforts on the Company’s achievement of longer term financial results and to remain in the Company’s employ over a multi-year period.

The Compensation Committee oversees the administration of the 2008 Equity Incentive Plan and, in that capacity, determines (i) the executive officers and other management employees who will be granted equity incentive awards under that Plan, (ii) the number of shares that Plan participants may receive pursuant to such awards, and (iii) the nature and terms of, and the vesting conditions that will apply to, such awards. Generally, the Compensation Committee grants equity incentive awards to our NEOs and other key management employees on the commencement of their employment with the Company, and annually thereafter, at a pre-scheduled Compensation Committee meeting usually held during the first quarter of each year.

The 2008 Equity Incentive Plan provides that all unvested equity incentive awards, whether held by our NEOs or other employees, will become vested on a change of control of the Company, unless the party acquiring control of the Company agrees to assume or to substitute comparable equity incentives for the outstanding equity incentive awards on terms approved by the Compensation Committee.

Cash Incentive Plan. The Compensation Committee usually adopts a cash incentive or bonus plan each year to provide our executive officers and other key management employees with the opportunity to earn cash incentive awards or bonuses based on the Company’s financial performance for the year. The primary purposes of these annual cash bonus plans are (i) to provide meaningful incentives in the form of financial awards to our executive officers and other key management employees for making significant contributions to the Company’s achievement of one or more annual financial goals, and (ii) to make all or at least significant portion of the compensation of each NEO and other plan participant, in excess of his or her annual base salary, dependent on the Company’s financial performance and, thereby, promote the interests of the Company and its stockholders. The payment of cash bonuses under each year’s plan is conditioned on the Company achieving a “threshold” financial performance goal that is established by the Compensation Committee for the year for which the plan is adopted. If that goal is met or exceeded, the amounts of the bonus awards that would become payable to our NEOs will depend on whether the Company achieved or exceeded the threshold financial performance goal and, if the Company exceeded that goal, the amount by which that goal was exceeded. In 2011, the amounts of the potential bonus awards that NEOs could have earned under the 2011 plan ranged from 10% of their respective annual base salaries if the threshold financial performance goal had been achieved, but not exceeded; and, if that goal was exceeded, up to a maximum of 55% of their respective annual base salaries, depending on the amount by which the threshold financial goal had been exceeded. However, no cash bonus awards were earned or paid to any of the NEOs under the 2011 bonus plan, because the Company did not achieve the 2011 threshold financial performance goal under the plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and unvested restricted stock awards that have been granted to our NEOs and were outstanding as of December 31, 2011.

	Stock Option Awards Outstanding at December 31, 2011							Restricted Share Awards Outstanding at December 31, 2011
Names	Grant Dates	Number of Shares underlying Unexercised Stock Options			Option Exercise Price($)(1)	Expiration Dates(2)		Grant Dates	Not Yet Vested		Market Value of Shares Not Yet Vested($)(3)
		Exercisable	Not Yet Exercisable
James Musbach	3/08/07	15,000	—		$8.33	3/08/12	(4)
	3/06/08	20,000	—		$5.20	3/06/13
	1/27/09	66,667	33,333	(5)	$1.22	1/27/14
								3/09/10	47,334	(7)	$106,500
								3/15/11	28,000	(8)	$63,000
Thomas R. McGuire	3/06/08	20,000	—		$5.20	3/06/13
	3/26/09	13,334	3,666	(6)	$0.90	3/26/14
								3/09/10	16,667	(7)	$37,500
								3/15/11	14,000	(8)	$31,500
Sandra A. Knell	1/08/04	5,000	—		$6.10	1/08/14
	2/17/05	5,000	—		$7.29	2/17/15
	2/28/06	10,000	—		$7.25	2/28/16
	3/08/07	15,000	—		$8.33	3/08/12	(4)
	3/06/08	10,000	—		$5.20	3/06/13
	3/26/09	6,667	3,333	(6)	$0.90	3/26/14
								3/09/10	10,000	(7)	$22,500
								3/15/11	14,000	(8)	$31,500

(1)	Each option grant was made at an exercise price equal to 100% of the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange.

(2)	The expiration dates of the option awards range from five to ten years from their respective dates of grant, subject to earlier termination on cessation of the NEO’s service with the Company.

(3)	The market value of restricted share awards that had not yet vested as of December 31, 2011 was determined by multiplying the number of shares subject to each award by $2.25, which was the closing price, as reported by the American Stock Exchange, of the Company’s common stock on the last trading day of 2011, which was December 30, 2011.

(4)	These options expired on March 8, 2012.

(5)	These options became exercisable on January 27, 2012.

(6)	These options became exercisable on March 26, 2012.

(7)	Each of these restricted share awards vests, subject to the continued employment of the NEO, in three annual installments, each with respect to 33.3% of the restricted shares, commencing on the first anniversary of the date of grant.

(8)	These restricted shares vest, subject to the continued employment of the NEO, in two annual installments, each with respect to 50% of the restricted shares, commencing on the third anniversary of the date of grant.

Restricted Shares Vested and Options Exercised in 2011

Restricted Shares. The following table sets forth the number of each NEO’s restricted shares that became vested in 2011 and the respective market values of those shares determined as of December 31, 2011:

Names	Restricted Shares Vested in 2011	Market Value at December 31, 2011(1)
James Musbach	23,666	$111,230
Thomas R. McGuire	8,333	$39,165
Sandra A. Knell	5,000	$23,500

(1)	The market value of each NEO’s vested shares was determined by multiplying the number of his or her vested shares by the closing price, as reported by the American Stock Exchange, of the Company’s common stock on the date of vesting.

Stock Options. None of the NEOs exercised any stock options in 2011.

Pension Benefits

We have not established any pension arrangements and we do not provide any post-retirement health coverage for our NEOs or other employees. Our NEOs, as well as all other full time employees, are eligible to participate in our 401(K) defined contribution plan on a non-discriminatory basis. The Company did not make any matching contributions to the 401(K) plan for 2011.

Nonqualified Deferred Compensation Plans

We have not established any nonqualified deferred compensation programs for our NEOs or any other employees.

CEO Employment Agreement and Potential Severance and Change of Control Payments

In July 2011, the Company entered into an employment agreement with its President and Chief Executive Officer, James Musbach (the “Employment Agreement”). That Agreement is for a term ending on December 31, 2012 and provides for payment to him of an annual base salary of $237,500 per year. The Agreement entitles him to participate in employee benefit programs that are generally made available to other full time employees and in cash incentive or bonus and stock incentive plans in which other executive officers are eligible to participate. The Agreement provides that if Mr. Musbach’s employment is terminated by the Company without cause he would receive a lump sum severance payment of not more than one year’s salary and his unpaid employee benefits through the effective date of such termination. The Agreement also provides that if there is a change of control of the Company and within the succeeding 12 months Mr. Musbach’s employment is terminated without cause or he elects to terminate his employment due certain specified events that adversely affect his position as CEO, he would receive severance compensation equal to one year’s salary, the Company would pay his 50% share of his “COBRA” health insurance premiums and his unvested options or restricted shares will become vested. The foregoing description of the Employment Agreement is not intended to be complete and is qualified in its entirety by reference to that Agreement, a copy of which is attached as Exhibit 10.49 to the Company’s Current Report on Form 8-K dated July 21, 2011.

We do not have any employment, severance or change of control agreements with any other of our NEOs or other executive officers.

Our stock incentive plans provide that all unvested options or restricted shares, whether held by NEOs or other employees, will become vested on a change of control of the Company unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options on terms approved by the Compensation Committee.

Director Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2011, each non-employee director received a retainer of $6,000 per year for his service as a member of the Board of Directors and a fee of $1,500 (i) for each Board meeting he attended and (ii) for each Committee meeting he attended on a date other than a date on which a Board meeting was held. Non-employee directors also are reimbursed for their out-of-pocket expenses incurred in attending those meetings.

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

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2011.

Name	Fees Earned or Paid in Cash(1)	Option Awards ($)(2)	All Other Compensation	Total

John W. Casey	$13,500	$4,320	$—	$17,820

Leonard P. Danna	$16,500	$4,320	—	$20,820

Ben A. Frydman	$16,500	$4,320	—	$20,820

Robert S. Throop	$15,000	$4,320	—	$19,320

(1)	This column reports the amount of cash compensation earned in 2011 for Board and Committee service.

(2)	Amounts in this column represent the fair values of stock options granted to each director at the date of grant of the options, determined in accordance with FASB ASC 718. The fair values of options were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of the our common stock. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK INCENTIVE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 20, 2012, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and each of the NEOs and other executive officers of the Company, and (ii) all of those directors and executive officers as a group. As of April 20, 2012, a total of 4,754,596 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Shares Outstanding
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	535,083	(2)	11.2%
Robert E. Robotti(3) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	401,421	(3)	8.5%
JB Capital Partners, L.P. Alan W. Weber 5 Evan Place Armonk, NY 10504	375,100	(4)	7.9%
Dimensional Fund Advisors, LP 1299 Ocean Avenue Santa Monica, CA 90401	354,238	(5)	7.5%
Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900	(6)	5.3%
John W. Casey	43,000	(7)	*
Robert S. Throop	43,000	(7)	*
Ben A. Frydman	31,000	(7)	*
Leonard P. Danna	18,000	(7)	*
James Musbach	379,000	(8)	7.7%
Sandra A. Knell	169,662	(8)	3.5%
Dennis A. Castagnola	143,398	(8)	3.0%
David A. Berger	115,331	(8)	2.4%
All directors and NEOs as a group (9 persons)	1,478,057	(9)	28.7%

*	Less than 1%.

(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person is holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on June 20, 2012. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	Includes 40,000 shares subject to outstanding stock options exercisable during the 60-day period ending June 20, 2012.

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

(4)	In a report filed with the SEC, JB Capital Partners, L.P. and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership in the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.

(5)	Dimensional Fund Advisors, LP (“DFA”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. According to a report filed by DFA with the SEC: (i) these 354,238 shares are owned by four investment companies registered under the Investment Company Act of 1940 and certain commingled group trusts and separate accounts, and (ii) in its capacity as investment advisor to those investment companies and investment manager of those trusts and accounts, DFA exercises sole voting power with respect to 352,038 of these shares and sole dispositive power with respect to all 354,238 of these shares. However, in that report DFA disclaimed beneficial ownership of these shares.

(6)	In a report filed with the SEC, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.

(7)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2012, as follows: Mr. Casey — 20,000 shares; Mr. Throop — 18,000 shares; Mr. Frydman — 20,000 shares; and Mr. Danna – 18,000 shares.

(8)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2012, as follows: Mr. Musbach — 185,000 shares; Ms. Knell — 30,000 shares; Mr. Castagnola — 30,000 shares; and Mr. Berger — 30,000 shares.

(9)	Includes a total of 391,000 shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2012.

Information Regarding Equity Compensation Plans

The following table provides information as of December 31, 2011 relating to our equity compensation plans:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders	546,001	$4.54	52,666
Equity compensation plans not approved by stockholders	—	—	—

	546,001	$4.54	52,666

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2011 there were no transactions or any series of similar transactions engaged in by the Company in which any NEO, Director or holder of more than 10% of our common stock, or any member of the immediate family or any affiliates of any of the foregoing persons, had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Burr Pilger Mayer, Inc. (“Burr Pilger Mayer”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2011 and 2010.

Audit and Other Services Rendered and Related Fees

Audit Services. During each of the years ended December 31, 2011 and 2010, Burr Pilger Mayer rendered audit services to us consisting of: (i) the annual audit of our consolidated financial statements for each of those years; and (ii) reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q, filed with the SEC for the quarters ended March 31, June 30 and September 30, in each of those years, respectively. Fees paid for those audit services totaled $261,270 for 2011 and $261,850 for 2010.

Audit Related Services. During 2011 and 2010 Burr Pilger Mayer did not provide any audit related services to us.

Tax Related Services. In 2011 Burr Pilger Mayer provided tax advisory services to us, the fees for which were $10,000. No tax related services were provided in 2010.

Other Services. Burr Pilger Mayer did not render any consulting or other services to us in fiscal 2011 or 2010.

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

Dated: April 26, 2012	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/S/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES MUSBACH* James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2012

/s/ THOMAS R. MCGUIRE* Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	April 26, 2012

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 26, 2012

/s/ JOHN W. CASEY* John W. Casey	Director	April 26, 2012

/s/ LEONARD P. DANNA* Leonard P. Danna	Director	April 26, 2012

/s/ BEN A. FRYDMAN* Ben A. Frydman	Director	April 26, 2012

/s/ ROBERT S. THROOP* Robert S. Throop	Director	April 26, 2012

By:	/S/ SANDRA A. KNELL
	* Sandra A. Knell, Attorney-in-Fact	April 26, 2012

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits*

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Third Amended & Restated Loan and Security Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.47	Seventh Amendment to Third Amended & Restated Loan and Security Agreement entered into as November 8, 2010 by the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.48	Eighth Amendment to Third Amended & Restated Loan and Security Agreement entered into as of May 10, 2011 by the Company and Bank of America, N.A. (Incorporated by reference to Exhibit10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.49	Ninth Amendment to Third Amended & Restated Loan and Security Agreement entered into as of July 27, 2011 by the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2011.)

10.50	Tenth Amendment to Third Amended & Restated Loan and Security Agreement entered into as of November 8, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.51	Employment Agreement dated July 21, 2011 between the Company and James Musbach, the Company’s CEO. (Incorporated by reference to Exhibit 10.49 to the Company’s Current Report on Form 8-K dated July 21, 2011 and filed with the SEC on July 22, 2011.)

E-1

INDEX TO EXHIBITS

(Continued)

Exhibit No.	Description of Exhibits

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Exhibits 31.1, 31.2, 32.1 and 32.2 are the only Exhibits being filed with this Amendment No. 1 to registrant’s Annual Report on Form 10-K for the year ended December 31, 2011.

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.

E-2