Form 10-Q
period 2012-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2012-05-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

4,929,097 shares of Common Stock as of May 2, 2012

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	2
	Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

	Management Overview	9
	Critical Accounting Policies and Estimates	11
	Results of Operations	13
	Financial Condition, Liquidity and Capital Resources	15
	Seasonality and Inflation	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

Part II. Other Information

Item 1A	Risk Factors	18

Item 6	Exhibits	18

SIGNATURES		S-1

EXHIBITS		E-1

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash	$1,135	$4,180
Accounts receivable – net of allowances of $485 and $387 as of March 31, 2012 and December 31, 2011, respectively	19,025	10,900
Inventories	30,014	25,852
Other current assets	2,427	2,729

Total current assets	52,601	43,661
Property, Plant, and Equipment, net	1,350	1,313
Other Assets	2,950	2,762

Total Assets	$56,901	$47,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,755	$3,394
Accrued liabilities	3,170	3,223

Total current liabilities	9,925	6,617
Long-Term Obligations	17,733	10,895

Total Liabilities	27,658	17,512

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,929,097 and 4,781,597 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	17,406	17,320
Accumulated other comprehensive income	1,765	1,487
Retained earnings	10,072	11,417

Total Stockholders’ Equity	29,243	30,224

Total Liabilities and Stockholders’ Equity	$56,901	$47,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2012	2011
Net sales	$24,248	$24,697
Cost of sales, including distribution costs	20,839	20,799

Gross profit	3,409	3,898
Selling, general and administrative expenses	4,989	5,262

Operating loss	(1,580)	(1,364)
Other (income) expense
Interest	139	134
Other	(9)	27

Total other expense, net	130	161

Loss before income taxes	(1,710)	(1,525)
Income tax benefit	365	486

Net loss	$(1,345)	$(1,039)

Basic and diluted loss per share	$(0.30)	$(0.23)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2012	2011
	(In thousands)
Net loss	$(1,345)	$(1,039)
Other comprehensive income:
Foreign currency translation adjustment	278	334

Total comprehensive loss	$(1,067)	$(705)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(1,345)	$(1,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163	191
Stock-based compensation	99	123
Gain on sale of property and equipment	(13)	—
Deferred income taxes	(206)	70
Changes in assets and liabilities:
Accounts receivable	(8,125)	(9,725)
Inventories	(4,162)	(5,815)
Other current assets	283	(133)
Accounts payable	3,361	2,448
Accrued liabilities	(53)	(48)

Net cash used in operating activities	(9,998)	(13,928)

Cash flows from investing activities:
Proceeds from sale of property and equipment	16	—
Capital expenditures	(151)	(87)
Increase in other assets	(2)	(7)

Net cash used in investing activities	(137)	(94)

Cash flows from financing activities:
Borrowings under line of credit agreement	27,508	29,533
Repayments under line of credit agreement	(20,671)	(19,667)
Excess tax benefit from stock-based payments	(13)	13
Issuance of common stock pursuant to employee stock incentive plans	—	3

Net cash provided by financing activities	6,824	9,882

Effect of exchange rate changes on cash	266	321

NET DECREASE IN CASH	(3,045)	(3,819)
Cash beginning of period	4,180	4,840

Cash end of period	$1,135	$1,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying (a) condensed consolidated balance sheet as of December 31, 2011, which has been derived from our audited financial statements, and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2012 and its consolidated results of its operations and cash flows for the three months ended March 31, 2012 and 2011. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2011 filed with the SEC on March 30, 2012 (the “2011 10-K”). The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2011 10-K.

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, and useful lives of property and equipment, fair values of stock-based awards, income taxes, warranty liability, and other contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments and estimates about the carrying values of assets and liabilities. However, such estimates and the assumptions on which they were based may later prove to have been incorrect due to unforeseen changes in market or economic conditions or the occurrence of unexpected events. As a result, the carrying values of our assets and our results of operations could differ in the future from the carrying values and results of operations that were based on our earlier estimates and assumptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Item 2 of Part I of this report.

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this report.

3.	Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. All of the Company’s common shares issuable on exercise of outstanding stock options and all unvested restricted shares were excluded from the computation of diluted earnings per share in the quarters ended March 31, 2012 and 2011, because the Company incurred losses in those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Numerator:
Net loss	$(1,345)	$(1,039)

Denominator:
Weighted average shares outstanding	4,559	4,495
Dilutive effect of stock options	—	—

Denominator for diluted net loss per share	4,559	4,495

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases (in thousands of dollars) are as follows:

Year Ending December 31,
2012 (remaining nine months)	$2,866
2013	3,652
2014	3,344
2015	3,183
2016	2,698
Thereafter	1,798

$17,541

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales (in thousands), by region, for the periods presented below:

	Three Months Ended March 31,
	2012	2011
USA	$17,372	$18,138
Canada	6,876	6,559

	$24,248	$24,697

6.	Stock-Based Compensation.

In August 2008, our stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total number of shares that were then available for the grant of new options or other equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 41,500 shares ceased to be issuable under the Previously Approved Plans. At March 31, 2012, options to purchase a total of 205,334 shares of our common stock and a total of 319,501 of unvested restricted shares were outstanding and 17,666 shares remained available for future grants of equity incentives under the 2008 Plan. On that same date, options to purchase a total of 230,667 shares of our common stock were outstanding under our Previously Approved Plans.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We did not grant any stock options in the three months ended March 31, 2012 or 2011. As a result, no estimates of the fair market values of options were made during either of those periods.

The following tables summarize stock option activity during the three month periods ended March 31, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	546,001	$4.54
Granted	—	—
Exercised	—	—
Forfeited	(110,000)	8.30

Outstanding and exercisable at March 31, 2012	436,001	$3.59	2.3 years	$229,918

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2012 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on March 31, 2012. No options were exercised in the three months ended March 31, 2012.

A summary of the status of the Company’s unvested options as of March 31, 2012 and changes during the three month periods ended March 31, 2012 is presented below:

	Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2012	69,200	$0.73
Granted	—	—
Vested	(69,200)	0.73
Forfeited	—	—

Unvested at March 31, 2012	—	$—

We recognized stock-based compensation expense of $99,100 and $123,000 in the three months ended March 31, 2012 and 2011, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

There were no unvested options outstanding and, therefore, no unrecognized compensation cost related to unvested options at March 31, 2012.

Restricted Shares of Common Stock. During the first three months of 2010, we began granting awards of restricted shares of common stock under the 2008 Plan to some of our officers and other key management employees. Restricted shares generally vest in equal annual installments over a three or four year service period. Compensation expense for such awards, which is based on the fair market value of the awards on their respective dates of grant, is recorded over those service periods.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant-Date Fair Value
Outstanding at January 1, 2012	232,501	$4.31
Granted	147,500	2.28
Vested	(58,000)	(4.15)
Forfeited	(2,500)	(4.34)

Unvested at March 31, 2012	319,501	$3.40

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unrecognized compensation cost related to the unvested service-conditioned restricted shares outstanding under our 2008 Plan totaled approximately $942,484 and $980,405 at March 31, 2012 and 2011, respectively. The cost is expected to be recognized generally over a weighted average period of 2.0 and 2.2 years measured, respectively, from March 31, 2012 and March 31, 2011. No restricted shares are outstanding under any of our Previously Approved Plans.

7.	Warranty Reserve. We generally do not independently provide warranties on the products that we sell. Instead, in almost all cases, the manufacturers of the products that we sell warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The warranty provision is recorded as a component of costs of products sold in the condensed consolidated statements of operations.

Accrued warranty expense, which is included in accrued liabilities on the condensed consolidated balance sheets, as of March 31, 2012 and 2011, is as follows (in thousands):

	2012	2011
Accrued warranty balance – January 1,	$564	$469
Warranty costs incurred	(292)	(162)
Provision for warranty	280	173

Accrued warranty balance – March 31,	$552	$480

8.	Recent Accounting Pronouncements.

In December 2011, the FASB issued updated guidance on new disclosure requirements regarding the nature of an entity’s rights of set off and related arrangements associated with its financial instruments and derivative instruments. Under U.S. GAAP, certain derivative and repurchase agreement arrangements are granted exceptions from the general off-setting model. The new disclosure requirement will provide users of financial statements information regarding both gross and net exposures. This guidance is effective for annual and interim financial statements beginning on or after January 1, 2013. Retrospective application is required. We do not expect a material impact on our consolidated financial statements as a result of the adoption of this standard.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition and operating results that are set forth in the forward-looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 (our “2011 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011, and (ii) in the subsection below in this Item 2 captioned “Management Overview – Factors Generally Affecting Sales of RV and Boating Products”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2011 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2011 10-K or any other of our filings previously made with the SEC, except as may otherwise be required by law or the rules of the American Stock Exchange.

Management Overview

We believe that we are one of the largest wholesale suppliers of after-market replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 10,000 products and serve more than 15,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Our sales to our Aftermarket Customers are affected primarily by (i) the usage of RVs and boats by consumers, because such usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

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

Weather conditions also can affect our operating results. Purchases and the usage of RVs and boats decline in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than in the spring and summer months in the second and third calendar quarters of the year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if unusually severe or winter weather conditions occur during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and boats and, therefore, their purchases of the products we sell during periods when such purchases and usage ordinarily increase.

These same conditions, in turn, affect the willingness and ability of Aftermarket Customers to purchase the products that we sell. Generally, Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they need to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines in the usage and purchases of RVs and boats by consumers during such periods. By contrast, when the economy is strong and financing is readily available, and weather conditions are good, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet expected increases in consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by economic conditions, the availability and the costs of consumer and business financing, the supply and prices of gasoline and weather conditions.

Overview of Operating Results for the Quarter Ended March 31, 2012

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011
	Amount		Increase (Decrease)
Dollars in thousands, except per share data			Amount	Percent
Net sales	$24,248	$24,697	$(449)	(1.8)%
Cost of sales (including distribution costs)	20,839	20,799	40	0.2%
Gross profit	3,409	3,898	(489)	(12.6)%
Selling, general and administrative expenses	4,989	5,262	(273)	(5.2)%
Operating loss	(1,580)	(1,364)	(216)	(15.8)%
Interest expense	139	134	5	3.7%
Loss before income taxes	(1,710)	(1,525)	(185)	(12.1)%
Income tax benefit	365	486	(121)	(24.9)%
Net loss	$(1,345)	$(1,039)	(306)	(29.5)%
Net loss per common share – basic and diluted	$(0.30)	$(0.23)	$(0.07)	(30.4)%

As the table above indicates, we incurred a net loss of $1.3 million, or $0.30 per diluted share, in this year’s first quarter as compared to a net loss of $1.0 million, or $0.23 per diluted share, in the same quarter of 2011. That loss was attributable to declines in net sales and gross profits primarily as a result of (i) selected price reductions in response to aggressive price competition in our markets that was due to weak consumer demand primarily as a result of the continued weakness of the economic recovery, and (ii) higher shipping costs due largely to increases in fuel prices. Only partially offsetting these declines was a $273,000 reduction in selling, general and administrative expenses, primarily attributable to reductions in product marketing and promotional costs and a reduction in office rent that became effective after the first quarter of 2011. See “Results of Operations” below.

Critical Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax loss and credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of estimates which require us to make assumptions and judgments regarding economic and market conditions and trends and their impact on our financial performance. However, those assumptions and judgments are necessarily based on current information available to us. If those conditions or trends were to change in ways that we did not expect, or other unexpected events were to occur, then, pursuant to GAAP, we may be required to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” to our assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence, a reserve for product warranty claims and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset which we believe we are likely to be able to use to reduce our income tax liability in future periods. The amounts at which those allowances or reserves are established and maintained involve estimates that are based on historical experience and our assumptions and judgments about economic or market conditions or trends and any other factors that we believe could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances or reserves following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances or reserves are effectuated by charges to income or increases in expense in the periods when those allowances or reserves are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our allowances or reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic downturns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, we make our estimates based upon the information available to us at that time and reevaluate and adjust the reserves and allowances for potential write-downs on a quarterly basis.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale supplier and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,315,000, or approximately 4.3% of gross inventory, at March 31, 2012 and $2,004,000, or approximately 6.2% of gross inventory, at March 31, 2011.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At March 31, 2012, the aggregate amount of our net deferred tax asset was approximately $3.1 million, as compared to $2.7 million at March 31, 2011. That increase was largely attributable to an increase in our NOL carryforwards in 2012.

Warranty Costs and Reserves. We generally do not independently warrant the products that we sell. Instead, in almost all cases, the manufacturers warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months, commencing on the respective dates on which such products are sold to retail customers. We established warranty reserves for these products of $552,000 and $480,000 at March 31, 2012 and 2011, respectively. Those amounts were determined on the basis of a number of factors, including our sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which our assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the three months ended March 31, 2012 and 2011 totaled $99,000 and $123,000, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2012 and 2011:

Three Months Ended March 31,
Amounts		% Change
2012	2011	2012 vs. 2011
$ 24,248	$24,697	(1.8)%

We believe that the decrease in net sales in the first three months of 2012 as compared to 2011 was primarily the result of (i) continuing uncertainties about the strength of the economic recovery and persistently high rates of unemployment, which have adversely affected consumer confidence and the willingness of consumers to make discretionary expenditures involved in purchasing and using RVs and boats, and (ii) rising gasoline prices, which adversely affect both the purchases and the usage of RVs and boats by consumers.

Gross Profits and Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales. The following table compares our gross profits (in thousands of dollars) and gross margin in the quarters ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Gross profit	$3,409	$3,898
Gross margin	14.1%	15.8%

The decreases in our gross profits and gross margin in the first quarter of 2012, as compared to the first quarter of 2011, were primarily due to (i) selected price reductions in response to aggressive price competition in our markets, which adversely affected the margins we realized on sales of those products, and (ii) higher shipping costs due largely to increases in fuel prices.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Selling, general and administrative expenses	$4,989	$5,262
As a percentage of net sales	20.6%	21.3%

As the above table indicates, in the quarter ended March 31, 2012 selling, general and administrative (“SG&A”) expenses decreased by $273,000, or 5.2%, and as a percentage of net sales to 20.6%, as compared to the same quarter of 2011. Those decreases were due largely to a reduction in product marketing and promotional costs, as well as a reduction in the rent for our headquarters offices in Morgan Hill, California.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended March 31,
	2012	2011
Other expense, net
Interest expense	$139	$134
Other	(9)	27

Total	$130	$161

As a percentage of net sales	0.5%	0.7%

Income Taxes

	Three Months Ended March 31,
	2012	2011
Income tax benefit	$(365)	$(486)
Effective tax rate	21.3%	31.9%

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

Our revolving bank line of credit agreement, as amended (the “Credit Line Agreement”), permits us to borrow up to the lesser of (i) $24 million, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory (the “borrowing base”). Our borrowing base under the Credit Line Agreement was $22 million at March 31, 2012, as compared to $24.6 million at March 31, 2011. Our outstanding revolving credit line borrowings totaled approximately $17.7 million at March 31, 2012 and $15.2 million at May 1, 2012. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% at March 31, 2012) plus 1.50% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.24% at March 31, 2012) plus 3.00%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2014.

The Credit Line Agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the 12 month period ending on June 30, 2012.

Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

During the three months ended March 31, 2012, we used $10.0 million of cash for our operations, as compared to $13.9 million for the same three months of 2011. That difference was primarily attributable to reductions in accounts receivable and inventories to $8.1 million and $4.2 million, respectively, in the first three months of the current year, as compared to $9.7 million and $5.8 million, respectively, during the same three months of 2011. At March 31, 2012, inventories totaled $30.0 million and accounts receivable totaled $19.0 million, respectively, as compared to $31.7 million and $19.6 million, respectively, at March 31, 2011.

Net Cash Used in Investing Activities. In the three months ended March 31, 2012, we used net cash of $137,000 in investing activities, consisting of capital expenditures of $151,000, primarily for purchases of computer and office equipment, and a $2,000 increase in other assets, partially offset by $16,000 of proceeds generated by the sale of property and equipment. By comparison, we used $94,000 in investing activities in the first three months of 2011, consisting of capital expenditures of $87,000 and an increase in other assets of $7,000.

Net Cash Provided by Financing Activities. Financing activities provided cash of $6.8 million in three months ended March 31, 2012, which was represented the amount by which borrowings exceeded repayments under our revolving bank credit line during that period. By comparison, financing activities provided cash of $9.9 million in three months ended March 31, 2011, which was the amount by which borrowings exceeded repayments under our revolving bank credit line during that three month period. The difference in cash from financing activities between the three months ended March 31, 2012 and 2011 primarily reflects decreases in accounts receivable and inventories this year as compared to last year.

Generally, during the winter months, and particularly in the first quarter of the year, when sales are lower than in other periods of the year, we rely more heavily on credit line borrowings to finance increases in accounts receivable and inventory leading up to the spring and summer selling season, when sales increase due to the increased use and purchases by consumers of RVs and boats. By comparison, during the spring and summer months those increases in sales ordinarily generate increases in cash from operations which enable us to reduce our reliance on borrowings to fund our operations. See “Seasonality and Inflation” below.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of March 31, 2012:

Contractual Obligations at March 31, 2012:	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations	$17,733	$—	$17,733	$—	$—
Operating lease obligations	17,541	2,866	6,996	5,881	1,798

Total	$35,274	$2,866	$24,729	$5,881	$1,798

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit line. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2012.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2012 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements in 2012 with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2012, outstanding borrowings under our bank revolving line of credit totaled approximately $17.7 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, we sometimes hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of March 31, 2012 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our 2011 10-K.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 15, 2012	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1