Form 10-Q
period 2012-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2012-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

4,928,264 shares of Common Stock as of August 1, 2012

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENT

		Page No.
Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

Part II. Other Information

Item 1A	Risk Factors	18

Item 6	Exhibits	18

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in WBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash	$3,238	$4,180
Accounts receivable – net of allowances of $453 and $387 as of June 30, 2012 and December 31, 2011, respectively	13,273	10,900
Inventories	31,259	25,852
Other current assets	2,469	2,729

Total current assets	50,239	43,661
Property, Plant, and Equipment, net	1,266	1,313
Other Assets	2,803	2,762

Total Assets	$54,308	$47,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$6,848	$3,394
Accrued liabilities	3,413	3,223

Total current liabilities	10,261	6,617
Long-Term Obligations	14,394	10,895

Total Liabilities	24,655	17,512

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,926,597 and 4,781,597 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	17,526	17,320
Accumulated other comprehensive income	1,550	1,487
Retained earnings	10,577	11,417

Total Stockholders’ Equity	29,653	30,224

Total Liabilities and Stockholders’ Equity	$54,308	$47,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$34,115	$33,218	$58,363	$57,915
Cost of sales, including distribution costs	28,506	26,916	49,345	47,715

Gross profit	5,609	6,302	9,018	10,200
Selling, general and administrative expenses	4,787	4,593	9,776	9,855

Operating income (loss)	822	1,709	(758)	345
Other (income) expense
Interest	149	165	288	299
Other	20	75	11	102

	169	240	299	401

Earnings (loss) before income taxes	653	1,469	(1,057)	(56)
Income tax provision (benefit)	149	489	(216)	3

Net earnings (loss)	$504	$980	$(841)	$(59)

Basic earnings (loss) per share	$0.11	$0.22	$(0.18)	$(0.01)

Diluted earnings (loss) per share	$0.11	$0.21	$(0.18)	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net earnings (loss)	$504	$980	$(841)	$(59)
Other comprehensive income (loss):
Foreign currency translation adjustment	(215)	92	63	426

Total comprehensive earnings (loss)	$289	$1,072	$(778)	$367

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2012	2011
Cash flow from operating activities:
Net loss	$(841)	$(59)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	332	354
Stock-based compensation expense	219	225
Loss on sale of property and equipment	(10)	2
Deferred income taxes	2	34
Changes in assets and liabilities:
Accounts receivable	(2,373)	(5,816)
Inventories	(5,407)	(3,431)
Other current assets	225	509
Accounts payable	3,454	3,052
Accrued liabilities	190	200

Net cash used in operating activities	(4,209)	(4,930)

Cash flows from investing activities:
Proceeds from sale of property and equipment	18	6
Capital expenditures	(209)	(171)
Increase (decrease) in other assets	(89)	3

Net cash used in investing activities	(280)	(162)

Cash flows from financing activities:
Borrowings under line of credit agreement	67,816	60,529
Repayments under line of credit agreement	(64,318)	(57,920)
Tax (shortfall) benefit from stock-based payments	(13)	13
Issuance of common stock pursuant to employee stock option and purchase plans	—	5

Net cash provided by financing activities	3,485	2,627

Effect of exchange rate changes on cash	62	405
NET DECREASE IN CASH	(942)	(2,060)
Cash beginning of period	4,180	4,840

Cash end of period	$3,238	$2,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated balance sheet as of December 31, 2011, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2012 and its consolidated results of its operations and cash flows for the three and six months ended June 30, 2012 and 2011. The accounting policies followed by the Company are set forth in Note A to the Company’s audited financial statements included in its Annual Report on Form 10-K for its fiscal year ended December 31, 2011 (the “2011 10-K”), which was filed with the SEC on March 30, 2012. The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2011 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, and useful lives of property and equipment, fair values of stock-based awards, income taxes, warranty liability, and other contingent liabilities, among others. We base our estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. However, such estimates and the assumptions on which they were based may later prove to have been incorrect due to unforeseen changes in market or economic conditions or the occurrence of unexpected events. As a result, the carrying values of our assets and our results of operations could differ in the future from the carrying values and the results of operations that were based on our earlier estimates and assumptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Item 2 of Part I of this report.

2.	The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Nonvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended June 30, 2012, options to purchase 255,000 shares of common stock and 319,001 restricted shares were excluded from the computation of diluted earnings per share. These options and restricted shares were excluded because either (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive. All of the Company’s common shares issuable on exercise of stock options and all unvested restricted shares were excluded from the computation of diluted earnings per share for the first six months of 2012 and 2011 because the Company incurred losses in those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The table which follows sets forth the manner in which diluted earnings (loss) per common share for the three and six month periods ended June 30, 2012 and 2011 were calculated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Numerator:
Net earnings (loss)	$504	$980	$(841)	$(59)

Denominator:
Weighted average shares outstanding	4,605	4,547	4,582	4,521
Dilutive effect of stock options and non-vested restricted shares	66	89	—	—

Denominator for diluted net earnings (loss) per share	4,671	4,636	4,582	4,521

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2012 (remaining six months)	$1,910
2013	3,645
2014	3,331
2015	3,166
2016	2,687
Thereafter	1,766

$16,505

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for the recreation industry. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
USA	$25,712	$25,285	$43,084	$43,423
Canada	8,403	7,933	15,279	14,492

	$34,115	$33,218	$58,363	$57,915

6.	Stock-Based Compensation.

In August 2008, our stockholders approved the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2008 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 41,500 shares which was equal to the total number of shares that were then available for the grant of new options under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 41,500 shares ceased to be issuable under the Previously Approved Plans. At June 30, 2012, options to purchase a total of 436,001 shares of our common stock and a total of 319,001 of unvested restricted shares were outstanding under the 2008 Plan and the Previously Approved Plans and 17,666 shares and zero shares remained available for future grants of equity incentives under the 2008 Plan and the Previously Approved Plans, respectively.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options or other equity incentives under those Plans. However, the 2008 Plan provides, instead, that if any of those options expire or terminate for any reason, then, the number of shares that will become available for grants or awards of equity incentives under the 2008 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Approved Plans. Therefore, if any equity incentives outstanding under the Previously Approved Plans as of June 30, 2012 expire, terminate or are reacquired by the Company, then a number of shares, equal to the number of shares that had been subject to those equity incentives, would become available for future grants under the 2008 Plan and those shares would cease to be available for future grants under the Previously Approved Plans.

The fair value of each outstanding option is estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yield is based upon the Company’s dividend policy and the fair market value of the Company’s shares at the time of grant. Expected lives are based on several factors, including the average holding period of outstanding options, their remaining terms and the cycle of our long range business plan.

We did not grant any stock options in the six months ended June 30, 2012 or 2011. As a result, no estimates of the fair market values of options were made during either of those periods.

The following tables summarize stock option activity during the six month periods ended June 30, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrisic Value
Outstanding at January 1, 2012	546,001	$4.54
Granted	—	—
Exercised	—	—
Forfeited	(110,000)	8.30

Outstanding and exercisable at June 30, 2012	436,001	$3.59	2.3 years	$174,267

The average intrinsic value set forth in the above table represents the total pre-tax intrinsic value (the average of the differences between the closing stock price of the Company’s common stock on June 30, 2012 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on June 30, 2012. No options were exercised in the six months ended June 30, 2012.

A summary of the status of the Company’s unvested options as of June 30, 2012 and changes during the six month period ended June 30, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	69,200	$0.73
Granted	—	—
Vested	(69,200)	0.73
Forfeited	—	—

Nonvested at June 30, 2012	—	$—

We recognized stock-based compensation expense of $120,000 and $102,000 for the quarters ended June 30, 2012 and 2011, respectively, and $219,000 and $225,000 for the six months ended June 30, 2012 and 2011, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

There were no nonvested options at June 30, 2012, and therefore, no unrecognized compensation cost related to nonvested options at that time.

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

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	232,501	$4.31
Granted	147,500	2.28
Vested	(58,500)	(4.15)
Forfeited	(2,500)	(4.34)

Nonvested at June 30, 2012	319,001	$3.40

Unrecognized compensation cost related to the nonvested service-conditioned restricted shares outstanding under our 2008 Plan totaled approximately $821,210 and $887,158 at June 30, 2012 and 2011, respectively. The cost is expected to be recognized generally over a weighted average period of 2.1 and 2.4 years measured, respectively, from June 30, 2012 and June 30, 2011. No restricted shares were granted under any of our Previously Approved Plans.

7.	Warranty Reserve. We generally do not independently provide warranties on the products that we sell. Instead, in most instances, the manufacturers of the products that we sell warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty service for these products and to share the costs of providing those services with the manufacturer. We maintain a reserve for warranty claims against which the warranty costs we incur are charged. We replenish or make additions to the reserve from time to time, based primarily on our warranty claims experience and the volume of generators we sell, by a provision we make for warranty claims, recorded as a component of costs of products sold, in the condensed consolidated statements of income.

Accrued warranty expense, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2012 and 2011 is as follows (in thousands):

	2012	2011
Accrued warranty balance – January 1,	$564	$469
Warranty costs incurred	(553)	(355)
Provision for warranty	524	378

Accrued warranty balance – June 30,	$535	$492

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets and liabilities:

	At June 30, 2012
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (Level 2)
Cash Equivalents—Overnight Investments	$1,593	$—	$1,593

	At December 31, 2011
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (Level 2)
Cash Equivalents—Overnight Investments	$3,190	$—	$3,190

The Company had no level 3 assets or liabilities at June 30, 2012 and December 31, 2011.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition and operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 (our “2011 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012, and (ii) in the subsection below in this Item 2 captioned “Management Overview-Factors Generally Affecting Sales of RV and Boating Products”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2011 10-K, which qualify the forward looking statements contained in this report.

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

Overview of Operating Results for the Quarter Ended June 30, 2012

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change	Amounts		% Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(Dollars in thousands, except per share amounts)
Net sales	$34,115	$33,218	2.7%	$58,363	$57,915	0.8%
Cost of sales	28,506	26,916	5.9%	49,345	47,715	3.4

Gross profit	5,609	6,302	(11.0)%	9,018	10,200	(11.6)%
Selling, general and administrative exp.	4,787	4,593	4.2%	9,776	9,855	0.8%

Operating income (loss)	822	1,709	(51.9)%	(758)	345	(319.7)%
Other expense, net	169	240	(29.6)%	299	401	(25.4)%

Earnings (loss) before income taxes	653	1,469	(55.6)%	(1,057)	(56)	(1,787.5)%
Income taxes provision (benefit)	149	489	(69.5)%	(216)	3	(7,300.0)%

Net earnings (loss)	$504	$980	(48.6)%	$(841)	$(59)	(1,325.4)%

Earnings (loss) per common share – Basic	$0.11	$0.22	(50.0)%	$(0.18)	$(0.01)	(1,700.0)%

Earnings (loss) per common share – Diluted	$0.11	$0.21	(47.6)%	$(0.18)	$(0.01)	(1,700.0)%

As indicated in the table above, our net earnings declined by $476,000 or 48.6%, to $504,000, or $0.11 per diluted share, in this year’s second quarter from approximately $980,000, or $0.21 per diluted share, in the second quarter of 2011. In this six months ended June 30, 2012, we incurred a net loss of $841,000, or ($0.18) per diluted share, as compared to a net loss of $59,000, or ($0.01) per diluted share, in the first six months of 2011.

The decline in our net earnings in this year’s second quarter and the increase in the net loss for the first six months of this year were due primarily to declines in our gross profits in both those periods. Those declines were primarily attributable to (i) selected price reductions which we made in response to aggressive price competition in our markets that was due to weak consumer demand primarily as a result of the continued weakness of the economic recovery, (ii) a weakening of the Canadian dollar, as compared to the U.S. dollar, in the second quarter of 2012, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, and (iii) an increase in shipping costs. Also contributing to our decline in net earnings in the second quarter of 2012 was an increase in selling, general and administrative expenses of $194,000, which was largely due to increased marketing and promotion costs for our propriety products.

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

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence, a reserve for product warranty claims and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset that we believe we are likely to be able to use to reduce our income tax liability in future periods. The amounts at which those allowances or reserves are established and maintained involve estimates that are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends and any other factors that could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,358,000, or approximately 4.3% of gross inventory, at June 30, 2012 and $1,562,000, or approximately 5.1% of gross inventory, at June 30, 2011.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At June 30, 2012, the aggregate amount of our net deferred tax asset was approximately $2.9 million, as compared to $2.7 million at June 30, 2011. That increase was largely attributable to an increase in our NOL carryforwards in 2012.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options issued in lieu of cash to non-employees for services performed are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock-based compensation expense for the quarters ended June 30, 2012 and 2011, totaled $120,000 and $102,000, respectively, and $219,000 and $225,000 for the six months ended June 30, 2012 and 2011, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the six months ended June 30, 2012 and 2011:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
(Unaudited)
$34,115	$33,218	2.7%	$58,363	$57,915	0.8%

The increases in net sales during the three and six months ended June 30, 2012 were, we believe, primarily attributable to sales of generators, primarily to large mass merchandisers, a new distribution channel for us.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits and gross margin in the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross profit	$5,609	$6,302	$9,018	$10,200
Gross margin	16.4%	19.0%	15.5%	17.6%

The declines in our gross profits and our gross margin in the three and six months ended June 30, 2012, as compared to the same respective periods of 2011, were primarily due to (i) selected price reductions we made in response to aggressive price competition in our markets that was attributable to weak consumer demand primarily as a result of the continued weakness of the economic recovery, (ii) a weakening of the Canadian dollar, as compared to the U.S. dollar, in the second quarter of 2012, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, and (iii) increased shipping costs.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Selling, general and administrative expenses	$4,787	$4,593	$9,776	$9,855
As a percentage of net sales	14.0%	13.8%	16.8%	17.0%

As the above table indicates, selling, general and administrative (“SG&A”) expenses increased by $194,000, or 4.2%, and as a percentage of net sales to 14.0%, in the quarter ended June 30, 2012, as compared to the same quarter of 2011. Those increases were due largely to increased marketing and promotional costs for our proprietary products. For the six months ended June 30, 2012, SG&A expenses declined by $79,000, or 0.8%, to $9,776,000, and as a percentage of net sales to 16.8%, from 17.0% in the same six month of 2011, primarily due to lower promotional costs and rent expense in the first quarter of the current year as compared to the first quarter of 2011.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Other Expense
Interest expense	$149	$165	$288	$299
Other	20	75	11	102

Total	$169	$240	$299	$401

As a percentage of net sales	0.5%	0.7%	0.5%	0.7%

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Income tax provision (benefit)	$149	$489	$(216)	$3
Effective tax rate	22.8%	33.3%	20.4%	N/M

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $24,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $19.1 million at June 30, 2012 as compared to $19.9 million at June 30, 2011. Our outstanding revolving credit line borrowings totaled approximately $14.4 million at June 30, 2012, as compared to $12.7 million at June 30, 2011. Interest is payable at the bank’s prime rate (3.25% at June 30, 2012) plus 1.50% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (.25% at June 30, 2012) plus 3.00%. The maturity date of the revolving bank line of credit is July 10, 2014.

The revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the 12 month period ending September 30, 2012. Until that covenant is satisfied, the interest rate on our borrowings will be at LIBOR plus 3.25%, an increase of 0.25% from the interest rate that was in effect on June 30, 2012.

Net Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons See “Seasonality and Inflation” below.

During the six months ended June 30, 2012, we used $4.2 million of cash in our operations, primarily to fund $2.4 million and $5.4 million of accounts receivable and inventories, respectively, partially offset by $3.5 million of accounts payable. By comparison, in the six months ended June 30, 2011, we used $4.9 million in operations, primarily to fund $5.8 million in accounts receivable and $3.4 million in inventories, partially offset by $3.1 million of accounts payable. At June 30, 2012, inventories totaled $31.3 million, accounts receivable totaled $13.3 million, and accounts payable totaled $6.8 million, respectively, as compared to $29.3 million, $15.7 million, and $6.4 million, respectively, at June 30, 2011.

Net Cash Used in Investing Activities. In the six months ended June 30, 2012, we used net cash of $280,000 in investing activities, consisting of $209,000 of capital expenditures, primarily for purchases of computer and office equipment, and $89,000 of increases in other assets. By comparison, we used $162,000 in investing activities in the first six months of 2011, consisting of capital expenditures of $171,000, partially offset by $6,000 from sales of equipment and a $3,000 decrease in other assets.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our bank credit line borrowings. In the six months ended June 30, 2012, we obtained borrowings, net of repayments, under that credit line of $3.5 million, as compared to $2.6 million in the same six months of 2011.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of June 30, 2012:

	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual Obligations at June 30, 2012:
Long-term debt obligations	$14,394	$—	$14,394	$—	$—
Operating lease obligations	16,505	1,910	6,976	5,853	1,766

Total	$30,899	$1,910	$21,370	$5,853	$1,766

Our long term debt obligations consist of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that applied to those borrowings during the first six months of 2012.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2012, outstanding borrowings under our bank revolving line of credit totaled approximately $14.4 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of June 30, 2012 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulations S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2012	By:	/s/ SANDRA A. KNELL
Sandra A. Knell Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulations S-T.

E-1