Form 10-Q
period 2012-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2012-11-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

4,927,931 shares of Common Stock as of November 1, 2012

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENT

		Page No.
Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	18

Part II. Other Information

Item 1A.	Risk Factors	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

Exhibit 10.99	Thirteenth Amendment to Third Amended & Restated Loan and Security Agreement between The Company and Bank of America, N.A.

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,963	$4,180
Accounts receivable – net of allowances of $438 and $387 as of September 30, 2012 and December 31, 2011, respectively	8,980	10,900
Inventories	30,669	25,852
Other current assets	2,395	2,729

Total current assets	47,007	43,661
Property, Plant, and Equipment, net	1,228	1,313
Other Assets	2,713	2,762

Total Assets	$50,948	$47,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,207	$3,394
Accrued liabilities	3,545	3,223

Total current liabilities	8,752	6,617
Long-Term Obligations	11,733	10,895

Total Liabilities	20,485	17,512

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,927,931 and 4,781,597 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	17,643	17,320
Accumulated other comprehensive income	1,937	1,487
Retained earnings	10,883	11,417

Total Stockholders’ Equity	30,463	30,224

Total Liabilities and Stockholders’ Equity	$50,948	$47,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales	$34,484	$31,586	$92,847	$89,501
Cost of sales, including distribution costs	28,796	25,880	78,141	73,595

Gross profit	5,688	5,706	14,706	15,906
Selling, general and administrative expenses	5,128	4,703	14,904	14,558

Operating income (loss)	560	1,003	(198)	1,348
Other (income) expense
Interest	127	128	415	427
Other	35	(39)	46	63

	162	89	461	490

Earnings (loss) before income taxes	398	914	(659)	858
Income tax provision (benefit)	91	302	(125)	305

Net earnings (loss)	$307	$612	$(534)	$553

Basic earnings (loss) per share	$0.07	$0.13	$(0.12)	$0.12

Diluted earnings (loss) per share	$0.07	$0.13	$(0.12)	$0.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands, except per share data)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net earnings (loss)	$307	$612	$(534)	$553
Other comprehensive income (loss):
Foreign currency translation adjustment	387	(1,063)	450	(637)

Total comprehensive earnings (loss)	$694	$(451)	$(84)	$(84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2012	2011
Cash flow from operating activities:
Net earnings (loss)	$(534)	$553
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	507	616
Stock-based compensation expense	333	330
Gain on sale of property and equipment	(9)	(9)
Deferred income taxes	57	(3)
Changes in assets and liabilities:
Accounts receivable	1,920	955
Inventories	(4,817)	(2,268)
Other current assets	346	940
Accounts payable	1,813	(102)
Accrued liabilities	322	86

Net cash (used in) provided by operating activities	(62)	1,098

Cash flows from investing activities:
Proceeds from sale of property and equipment	18	19
Capital expenditures	(288)	(270)
Increase in other assets	(145)	18

Net cash used in investing activities	(415)	(233)

Cash flows from financing activities:
Borrowings under line of credit agreement	102,462	91,409
Repayments under line of credit agreement	(101,624)	(90,657)
Tax (shortfall) benefit from stock-based payments	(13)	13
Issuance of common stock pursuant to employee stock option and purchase plans	3	6

Net cash provided by financing activities	828	771

Effect of exchange rate changes on cash	432	(612)

NET INCREASE IN CASH AND CASH EQUIVALENTS	783	1,024
Cash and cash equivalents beginning of period	4,180	4,840

Cash and cash equivalents end of period	$4,963	$5,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from our audited financial statements, contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 10-K”), which we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011. The unaudited condensed consolidated financial statements, consisting of a balance sheet as of September 30, 2012, statements of operations and statements of comprehensive earnings (loss) for the three and nine months ended September 30, 2012 and 2011 and statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2012 and its consolidated results of its operations and cash flows for the three and nine months ended September 30, 2012 and 2011. The accounting policies followed by the Company are set forth in Note A to the Company’s audited financial statements included in the 2011 10-K. The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the audited consolidated financial statements and related notes included in our 2011 10-K.

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

2.	The Company’s business is seasonal and its results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2012. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Nonvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options (“option shares”) and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation of diluted earnings per share if their exercise prices are greater than the average market price of the Company’s common stock or if their inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to the option shares or restricted shares would have been antidilutive. A total of 263,000 option shares and 317,001 restricted shares were excluded from the computation of diluted earnings per share for the three months ended September 30, 2012, as compared to 407,000 option shares and 232,501 restricted shares for the same three months of 2011. All option shares and restricted shares were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2012, because the Company incurred a loss in that period and, as a result, the inclusion of those securities would have been anti-dilutive. For the same nine months of 2011, 373,000 option shares and 232,501 restricted shares were excluded from the computation of diluted earnings per share.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The table which follows sets forth the manner in which diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2012 and 2011 were calculated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Numerator:
Net earnings (loss)	$307	$612	$(534)	$553

Denominator:
Weighted average shares outstanding	4,607	4,548	4,590	4,530
Dilutive effect of stock options and non-vested restricted shares	57	78	—	91

Denominator for diluted net earnings (loss) per share	4,664	4,626	4,590	4,621

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2012 (remaining three months)	$963
2013	3,674
2014	3,359
2015	3,196
2016	2,707
Thereafter	1,822

$15,721

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for the recreation industry. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
USA	$25,991	$24,344	$69,075	$67,767
Canada	8,493	7,242	23,772	21,734

	$34,484	$31,586	$92,847	$89,501

6.	Stock-Based Compensation.

In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for the grant of new equity incentives under our then existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans. At September 30, 2012, options to purchase a total of 433,000 shares of our common stock and a total of 317,001 of unvested restricted shares were outstanding under the 2012 and the Previously Approved Plans. As of that same date, 319,333 shares remained available for future equity incentive grants under the 2012 Plan, whereas no shares remained available for future equity incentive grants under the Previously Approved Plans.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate unexercised, or if any restricted shares outstanding under any of those Plans were to be forfeited or reacquired by the Company, the shares that had been subject to those equity incentives would have become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides that those shares will, instead, cease to be available for the grant of new equity incentives under the Previously Approved Plans and the number of shares that will be available for future equity grants under the 2012 Plan will be increased by an equal number of shares.

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

We used the following weighted average assumptions in estimating the fair values of the options granted in the periods indicated below:

	Nine Months Ended September 30,
	2012	2011
Stock Incentive Plans:
Expected volatility	59.0%	72.0%
Risk-free interest rate	1.64%	2.15%
Expected dividend yields	N/A	N/A
Expected lives	10 years	10 years

The weighted average grant-date fair values of options granted during the nine months ended September 30, 2012 and 2011 were $1.28 and $1.97, respectively.

The following tables summarize stock option activity during the nine month periods ended September 30, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrisic Values
Outstanding at January 1, 2012	546,001	$4.54
Granted	8,000	1.80
Exercised	(3,334)	0.90
Forfeited	(117,667)	7.90

Outstanding at September 30, 2012	433,000	$3.60	2.3 years	$174,000

Exercisable at September 30, 2012	425,000	$3.64	2.4 years	$172,000

Options vested and expected, as of September 30, 2012, to vest thereafter	433,000	$3.60	2.3 years	$174,000

The average intrinsic values set forth in the above table represent the total pre-tax intrinsic values (the average of the differences between the closing stock price of the Company’s common stock on September 30, 2012 and the respective exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on September 30, 2012. The total pre-tax intrinsic values of options exercised during the nine months ended September 30, 2012 and 2011 were $3,500 and $21,007, respectively.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

A summary of the status of the Company’s unvested options as of September 30, 2012 and changes during the nine month period ended September 30, 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	69,200	$0.73
Granted	8,000	1.28
Vested	(69,200)	0.73
Forfeited	—	—

Nonvested at September 30, 2012	8,000	$1.28

Restricted Shares of Common Stock. During the first three months of 2010, we began granting awards of restricted shares of common stock to some of our officers and other key management employees. Restricted shares generally vest in equal annual installments over a three or four year service period, subject to the continued employment of the recipients of these shares. Compensation expense for such awards, which is based on the fair market value of the awards on their respective dates of grant, is recorded over those service periods.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2012	232,501	$4.31
Granted	147,500	2.28
Vested	(58,500)	(4.15)
Forfeited	(4,500)	(4.36)

Nonvested at September 30, 2012	317,001	$3.39

We recognized stock-based compensation expense of $114,000 and $105,000 for the quarters ended September 30, 2012 and 2011, respectively, and $333,000 and $330,000 for the nine months ended September 30, 2012 and 2011, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

Unrecognized compensation cost related to nonvested options granted under the Company’s 2012 Plan and Previously Approved Plans totaled $9,000 and $24,504 as of September 30, 2012 and 2011, respectively. That cost is expected to be recognized over a weighted average period of 1.0 and 0.5 years in 2012 and 2011. At September 30, 2012 a total of 433,000 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

Unrecognized compensation cost related to the nonvested service-conditioned restricted shares outstanding totaled approximately $700,000 and $793,000 at September 30, 2012 and 2011, respectively. Those costs are expected to be recognized generally over weighted average periods of 1.7 and 1.6 years measured, respectively, from September 30, 2012 and September 30, 2011. All 317,001 shares of our restricted stock as of September 30, 2012 are expected to vest. The aggregate intrinsic value of these shares of restricted stock, as of September 30, 2012 was $665,700.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The following table sets forth, in thousands, the accrued warranty expense that is included in accrued liabilities on the condensed consolidated balance sheets as of September 30, 2012 and 2011:

	2012	2011
Accrued warranty balance – January 1,	$564	$469
Warranty costs incurred	(895)	(528)
Provision for warranty	1,024	538

Accrued warranty balance – September 30,	$693	$479

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets and liabilities:

	At September 30, 2012
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$3,397	$—	$3,397

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

	At December 31, 2011
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$3,190	$—	$3,190

The Company had no level 3 assets or liabilities at September 30, 2012 or December 31, 2011.

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

9.	Recent Accounting Pronouncements.

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

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition or expected operating results that are set forth in the forward looking statements contained in this report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 (our “2011 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2012, and (ii) in the subsection below in this Item 2 captioned “Management Overview-Factors Generally Affecting Sales of RV and Boating Products“. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2011 10-K, which qualify the forward looking statements contained in this report.

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

Factors Generally Affecting Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about future economic conditions and the availability of credit that consumers often use to finance their purchases of RVs and boats, each of which can affect the willingness or ability of consumers to use and purchase RVs and boats. As a result, recessionary conditions or a tightening in the availability or increases in the costs of credit often lead consumers to reduce their purchases and, to a lesser extent, their usage of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs of, and create difficulties for consumers in, using RVs and boats.

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

Overview of Operating Results for the Quarter Ended September 30, 2012

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change	Amounts		% Change
	2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
	(Dollars in thousands, except per share amounts)
Net sales	$34,484	$31,586	9.2%	$92,847	$89,501	3.7%
Cost of sales	28,796	25,880	11.3%	78,141	73,595	6.2%

Gross profit	5,688	5,706	(0.3)%	14,706	15,906	(7.5)%
Selling, general and administrative exp.	5,128	4,703	9.0%	14,904	14,558	2.4%

Operating income	560	1,003	(44.2)%	(198)	1,348	(114.7)%
Other expense	162	89	82.0%	461	490	(5.9)%

Earnings (loss) before income taxes	398	914	(56.5)%	(659)	858	(176.8)%
Income taxes provision (benefit)	91	302	(69.9)%	(125)	305	(141.0)%

Net earnings (loss)	$307	$612	(49.8)%	$(534)	$553	(196.6)%

Earnings (loss) per common share – Basic	$0.07	$0.13	(46.2)%	$(0.12)	$0.12	(200.0)%
Earnings (loss) per common share – Diluted	$0.07	$0.13	(46.2)%	$(0.12)	$0.12	(200.0)%

As indicated in the table above, our net earnings declined by $305,000 or 49.8%, to $307,000, or $0.07 per diluted share, in this year’s third quarter from approximately $612,000, or $0.13 per diluted share, in the third quarter of 2011. In the nine months ended September 30, 2012, we incurred a net loss of $534,000, or ($0.12) per diluted share, as compared to net earnings of $553,000, or $0.12 per diluted share, in the first nine months of 2011.

The decline in our net earnings in this year’s third quarter and the loss incurred in the first nine months of this year were due primarily to a decline in our gross profits and an increase in our selling, general and administrative expenses in each of those periods. The declines in gross profits were primarily attributable to (i) selected price reductions which we made in response to aggressive price competition in our markets, (ii) a weakening of the Canadian dollar, as compared to the U.S. dollar, in 2012, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, (iii) an increase in shipping costs, and (iv) an increase in costs associated with quality control testing of new models of portable generators we introduced into the market, and increases in the warranty reserve for our proprietary products. The increases in selling, general and administrative expenses were due largely to increased marketing and promotion costs for our propriety products.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,383,000, or approximately 4.5% of gross inventory, at September 30, 2012, as compared to $1,380,000 or approximately 4.9% of gross inventory at September 30, 2011.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits to reduce our taxes prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $2.9 million both at September 30, 2012 and September 30, 2011.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options and restricted shares issued to employees and directors for services performed are recorded at their respective fair values at the time they are issued and are expensed as service is provided. Stock-based compensation expense for the quarters ended September 30, 2012 and 2011, totaled $114,000 and $105,000, respectively, and $333,000 and $330,000 for the nine months ended September 30, 2012 and 2011, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the nine months ended September 30, 2012 and 2011:

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change	Amounts		% Change
2012	2011	2012 vs. 2011	2012	2011	2012 vs. 2011
(Unaudited)
$ 34,484	$ 31,586	9.2%	$ 92,847	$ 89,501	3.7%

The increases in net sales during the three and nine months ended September 30, 2012 were primarily attributable to increased sales of generators and other RV products to large mass merchandisers, a new distribution channel for us. Those sales more than offset continuing weakness in the demand for RV and boating parts, accessories and supplies due to the continued weakness of the economic recovery in the United States.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits and gross margin in the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross profit	$5,688	$5,706	$14,706	$15,906
Gross margin	16.5%	18.1%	15.8%	17.8%

The declines in our gross profits and our gross margin in the three and nine months ended September 30, 2012, as compared to the same respective periods of 2011, were primarily due to (i) selected price reductions we made in response to aggressive price competition by competitors seeking to increase their sales in the face of weak consumer demand in the RV and boating markets, (ii) a weakening of the Canadian dollar, as compared to the U.S. dollar, in 2012, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, (iii) increased shipping costs, and (iv) an increase in costs associated with quality control testing of new models of portable generators we began introducing into the market, and an increase in warranty reserves for our proprietary products primarily in response to an increase in sales of those products.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Selling, general and administrative expenses	$5,128	$4,703	$14,904	$14,558
As a percentage of net sales	14.9%	14.9%	16.1%	16.3%

As the above table indicates, selling, general and administrative (“SG&A”) expenses increased by $425,000, or 9.0%, in the quarter ended September 30, 2012, as compared to the same quarter of 2011. As a percentage of sales, those expenses remained stable at 14.9% for both of those periods. For the nine months ended September 30, 2012, SG&A expenses increased by $346,000, or 2.4%, to $14,904,000 from $14,558,000 in 2011. As a percentage of net sales, SG&A expenses decreased to 16.1% in the nine months ended September 30, 2012 from 16.3% for the same nine months of 2011.The increases in SG&A expenses were due largely to increased marketing and promotional costs for our proprietary products in the second and third quarters of 2012, as compared to the same respective periods of 2011.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings. Other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Other Expense
Interest expense	$127	$128	$415	$427
Other	35	(39)	46	63

Total	$162	$89	$461	$490
As a percentage of net sales	0.5%	0.3%	0.5%	0.6%

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Income tax provision (benefit)	$91	$302	$(125)	$305
Effective tax rate	22.9%	33.0%	(19.0%)	35.5%

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $24,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $16.9 million at September 30, 2012, as compared to $16.4 million at September 30, 2011. Our outstanding revolving credit line borrowings totaled approximately $11.7 million at September 30, 2012, as compared to $10.9 million at September 30, 2011. Interest is payable at the bank’s prime rate (3.25% at September 30, 2012) plus 1.50% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (.22% at September 30, 2012) plus 3.00%. The maturity date of the revolving bank line of credit is July 10, 2014.

The revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the 12 month period ending December 31, 2012. Until that covenant is satisfied, the interest rate on our borrowings will be at LIBOR plus 3.25%, an increase of 0.25%, as compared to the interest rate that was in effect in 2011.

Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first part of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons See “Seasonality and Inflation” below.

During the nine months ended September 30, 2012, we used $62,000 of cash in our operations, primarily to fund $4.8 million of inventories, which was largely offset by reductions of $1.9 million and $300,000 of accounts receivable and other currents assets, respectively, and increases of $1.8 million and $300,000 in accounts payable and accrued liabilities and non-cash expenses of $800,000, respectively. By comparison, in the nine months ended September 30, 2011, we generated $1.1 million of cash from our operations, primarily attributable to net earnings of $600,000, non-cash expenses of $900,000, and decreases in accounts receivable and other currents assets of $1.0 million and $900,000, respectively, partially offset by a $2.3 million increase in inventories. At September 30, 2012, inventories totaled $30.7 million, accounts receivable totaled $9.0 million, and accounts payable totaled $5.2 million, respectively, as compared to $28.2 million, $8.9 million, and $3.3 million, respectively, at September 30, 2011.

Net Cash Used in Investing Activities. In the nine months ended September 30, 2012, we used net cash of $415,000 in investing activities, consisting of $288,000 of capital expenditures, primarily for purchases of computer and office equipment, and $145,000 of increases in other assets. By comparison, we used $233,000 in investing activities in the first nine months of 2011, consisting of capital expenditures of $270,000, partially offset by $19,000 from sales of equipment and a $18,000 decrease in other assets.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our bank credit line borrowings. We obtained borrowings, net of repayments under that credit line of $800,000, in each of the nine month periods ended September 30, 2012 and 2011.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of September 30, 2012:

Contractual Obligations at September 30, 2012:	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations	$11,733	$—	$11,733	$—	$—
Operating lease obligations	15,721	963	7,033	5,903	1,822

Total	$27,454	$963	$18,766	$5,903	$1,822

Our long term debt obligations consist of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that applied to those borrowings during the first nine months of 2012.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of September 30, 2012, outstanding borrowings under our bank revolving line of credit totaled approximately $11.7 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of September 30, 2012 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011.

ITEM 5.	OTHER INFORMATION

As discussed above in the subsection of “Management’s Discussion and Analysis of Financial Condition” entitled “Financial Condition, Liquidity and Capital Resources “ in Part I of this report, the Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, pursuant to that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N. A., as lender (the “Bank”).

The Credit Line Agreement contains a single financial covenant which requires the Company to achieve a fixed charge coverage ratio of at least 1.10–to-1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The first of those rolling 12-month periods to which the covenant was to have been applicable was the 12 month period ended September 30, 2012.

On November 9, 2012 the Company and the Bank entered into the 13th Amendment to the Credit Line Agreement (the “13th Amendment”), which provides, instead, that the first of those rolling 12-month periods to which that financial covenant will apply will be the 12 month period ending December 31, 2012. The 13th Amendment also requires the Company to provide the Bank with additional information, on a weekly basis, regarding the determinations of the Company’s borrowing base and the amount of borrowing availability under the credit line.

The foregoing summary of the 13th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.99 to, and by this reference is incorporated into, this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Exhibit

10.99	Thirteenth Amendment to Third Amended & Restated Loan and Security Agreement between the Company and Bank of America, N. A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

X*	Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulations S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2012	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.99	Thirteenth Amendment to Third Amended & Restated Loan and Security Agreement between the Company and Bank of America, N. A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Exntension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definitions Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

X*	Attached as Exhibit 101 to this report are the following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) the Unaudited Consolidated Balance Sheets, (ii) the Unaudited Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements. Such exhibits are deemed furnished and not filed pursuant to Rule 406T of Regulations S-T.

E-1