Form 10-K
period 2012-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2013-03-29
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of registrant as of June 30, 2012, the last day of the second quarter of fiscal 2012, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $8,025,000.

As of March 11, 2013, a total of 4,923,431 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from registrant’s Definitive Proxy Statement expected to be filed on or before April 30, 2013 for its Annual Meeting.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or other words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The statements and the expectations, beliefs or views regarding our future financial condition or financial performance or trends in our business or markets that are contained in this Report are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A of Part I of this Report in the Section entitled “RISK FACTORS” and some of the factors and uncertainties that can affect our business, financial condition and results of operations also are set forth in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

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

References in this Annual Report to “Coast,” “we,” “us,” or “our” or to the “Company” shall mean The Coast Distribution System, Inc. and its subsidiaries taken as a whole.

Overview of Our Business

The Coast Distribution System, Inc. is one of North America’s largest suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), to RV dealers, supply stores and service centers (“Aftermarket Customers”), which resell the products they purchase from us, at retail, to consumers. We supply or distribute almost 11,000 products and serve more than 10,500 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the Company’s operations in the United States and Canada, respectively.

We differ from traditional wholesale product distributors in our markets, in that approximately 30% of our sales are of “proprietary” products which we have introduced into the marketplace. Our proprietary products have been designed specifically for us, at our request, by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers, mostly, but not entirely, in Asia. We market our proprietary products under our own brand-names in competition with or, in some cases that complement products from, traditional manufacturers of RV parts, supplies and accessories. For the most part, our proprietary products are comprised of products that are needed or used by RV customers on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. Due to differences in costs, we generally are able to generate higher margins on sales of proprietary products than we are able to realize on sales of competing products. See “Products — Proprietary Products Strategy and Sales” below.

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

The RV and Boating Parts, Supplies and Accessories Aftermarkets

Many manufacturers of RV replacement parts, supplies and accessories rely on independent distributors, such as the Company, to market and distribute their products or to augment their own product distribution operations. Distributors relieve manufacturers of a portion of the costs associated with distribution of their products while providing geographically dispersed selling, order processing and delivery capabilities. At the same time, distributors offer retailers access to a broad line of products and the convenience of rapid delivery of orders which reduces the amount of product inventories that retailers must carry and, therefore, their costs of operations.

The markets for RV and boating parts, supplies and accessories distributed by the Company are comprised of RV and boating dealers and RV and boating supply stores and service centers (“Aftermarket Customers”). Our RV Aftermarket customers purchase a broad range of RV parts, supplies and accessories from us and our boating Aftermarket Customers primarily purchase replacement parts, boating supplies and smaller accessories from us. See “Products” below.

Products

General. We carry a full line of almost 11,000 RV parts, supplies and accessories which we purchase from more than 400 manufacturers, which include the manufacturers that produce our proprietary products, in most cases on an exclusive basis specifically for us. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, and portable generators and appliances such as air conditioners, refrigerators, stoves and ranges and LP gas equipment, and portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, outdoor furniture, mirrors and compressors.

Proprietary Products Strategy and Sales. We have introduced into the RV Aftermarket a growing number of products, which are manufactured specifically for us, often on an exclusive basis, by a number of different independent manufacturers, based primarily, but not exclusively, in Asia. These products (which we refer to as our “proprietary products”) consist of products that are needed or used by RV customers on a regular or recurring basis, such as trailer hitches and other towing equipment, plastic wastewater tanks, vent lids, stabilizing jacks, battery boxes, and LED lighting. Most of these products have been designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us. We market these proprietary products under our own brand-names in competition with brand name products from traditional suppliers, which usually sell their products to a number of different distributors and sometimes into other markets.

We conduct our own quality control testing of proprietary products that could fail or be damaged due to stress during usage, such as the portable generators and towing hitches and equipment, either at the plants where the products are manufactured for us or at product testing facilities that we operate in Elkhart, Indiana and Wilsonville Oregon.

Generally, the costs to us of purchasing proprietary products are lower than the costs of purchasing competing products from traditional suppliers based in the United States. As a result, our proprietary products strategy has enabled us, over the years, to offer our customers lower-priced products, without compromising quality, and at the same time has enabled us to increase our gross profit margins. However, the costs of testing and marketing our proprietary products reduce some of the margin advantage we gain on sales of those products.

Expansion into New Markets. During the past few years we have begun to source, primarily from overseas manufacturers, and to market and sell in the United States and Canada, products, such as portable generators, that have applications not only in the RV Aftermarket, but also in other markets, such as the outdoor power equipment market. We intend to continue our efforts to source additional products from independent manufacturers, primarily in Asia, that we can sell into multiple markets domestically, in order to increase our sales and gross margins and reduce our dependence on the RV markets. It is too early to predict if this strategy will prove to be successful. Among other things, we have encountered stiff competition in those new markets from manufacturers and distributors of competing products. A number of those manufacturers and distributors are larger and have more marketing and capital resources than we do and are better known in those markets than we are. Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these foreign sourced products to consumers and, in some instances, for providing warranty service for such products, the costs of which reduce some of the margin advantage we enjoy on sales of these products.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) specialty retailers, which purchase our products to sell either in their stores or online. We are not dependent on any single customer for any material portion of our business and no single customer accounted for more than 2% of our sales in 2012, 2011 or 2010.

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

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 11,000 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on the historical product sales of each distribution center to customers in their respective geographic regions. We rely primarily on independent freight companies to ship our products to our customers.

We have implemented an inventory management and deployment system that we designed to improve our ability to fill customer orders from the distribution centers closest to the customer and, thereby, improve our responsiveness to the customer and at the same time reduce our costs of service. We track product sales from each of our distribution and warehouse centers and stock at each such center only the products which are in relatively high demand from customers in the region serviced by that distribution center. At the same time we offer our customers a program by which we ship products that are not available at the Company’s distribution center closest to the customer from the next closest of the Company’s distribution centers which stock those products. This program reduces back-orders that could adversely affect service levels to our customers and, at the same time, reduces our costs because it eliminates the need to stock duplicative products at all of our warehouses.

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

The following table identifies the product manufacturers that accounted for 5% or more of our total product purchases, and the respective percentages of our total product purchases accounted for by each of them, in each of 2012, 2011 and 2010:

	Percent of Company’s Total Product Purchases in the Years Ended December 31
	2012	2011	2010
Airexcel, Inc.	22%	27%	20%
Zhejiang Xingyu Industry & Trade Co., Ltd.	6%	6%	*

*	Less than 5%.

Airexcel, Inc. has manufactured and supplied us with Coleman® brand RV air conditioners for more than the past 15 years. Zhejiang Xingyu Industry & Trade Co., Ltd. (“Zhejiang”) manufactures and supplies us with portable generators. We began purchasing generators from Zhejiang in 2010, which we market and sell under our own “Powerhouse” brand name. No other product manufacturers accounted for as much as 5% of our product purchases in 2012, 2011 or 2010.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, product manufacturers generally warrant the products they sell to us and allow us to return defective products for credit or replacement, including those that have been returned to us by our customers. However, we do sell portable generators under a product supply arrangement with the manufacturer which provides for us to share the costs of providing warranty services for these products. The warranty period is 24 months following the sale of a generator to a retail customer. At December 31, 2012 and 2011, we had established reserves of $690,000 and $564,000, respectively, for potential warranty claims with respect to those products. However, there is no assurance that warranty claims in the future will not exceed these amounts. See “MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Warranty Costs” in Item 7 of this report below.

We also maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell. Additionally, we often are able to obtain indemnification agreements from our product suppliers to protect us against product liability claims that may arise out of the use of the products they manufacture and supply to us for resale.

Competition

We face significant competition. There are a number of national and regional distributors of RV parts, supplies and accessories that compete with us. There also are mass merchandisers, web retailers, catalog houses and national and regional retail chains specializing in the sale of RV parts, supplies and accessories that purchase such products directly from manufacturers. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV supply stores and service centers that purchase products from us. This competition affects both the volume of our sales and the prices we are able to charge our customers for those products. Additionally, there is no assurance that changes in supply relationships or new alliances within the RV or boating products industry will not occur that would further increase competition.

We compete on the basis of the quality, speed and reliability of our service, the breadth of our product lines and on price. We believe that we are highly competitive in each of these areas.

As discussed earlier in this Report, we sell portable generators and certain other products, not only in the RV market, but also in other markets, such as the outdoor power equipment market, in which we have not previously sold products. We also intend to seek additional products that we can source from overseas suppliers for resale into other markets in the United States and Canada. We expect to encounter intensive competition from manufacturers and distributors of competing products in those other markets. Many of those companies are larger and have greater marketing and financial resources than we do and are better known than us in these markets. Therefore, there is no assurance that we will be successful in competing against those companies.

Seasonality

Sales of RV and boating parts, supplies and accessories are seasonal. Generally, we have significantly higher sales during the six-month period from March through August than we do during the remainder of the year when winter weather conditions result in reductions in purchases and in the usage of RVs and boats and, therefore, also in the demand for the products we sell. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incur losses and must rely more heavily on borrowings to fund our operations in the winter months when sales are lower.

Employees

At December 31, 2012, we had approximately 275 full-time employees, which include 65 employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

Our Website

Our internet website address is www.coastdistribution.com. Our Annual Report to Stockholders and all of our SEC filings are available on our website, without charge. Copies of these filings also are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC at its website, which is www.sec.gov.

ITEM 1A.	RISK FACTORS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance or future financial condition or trends in our business or markets constitute “forward-looking statements.” Forward-looking statements contain estimates, predictions and our expectations, beliefs and views about our future financial performance or future financial condition, or regarding financial or market trends that may affect our future operating results. Such statements are based on current information available to us and our business is subject to a number of risks, market conditions and uncertainties that could cause our actual financial performance or financial condition in future periods to differ, possibly significantly, from our current expectations and the estimates that are set forth in the forward looking statements contained in this Annual Report. Set forth below is a discussion of those risks and uncertainties. However, readers of this Report are cautioned that it is not possible to predict all of the events or circumstances that might occur and might adversely affect our financial performance or operating results in the future and, therefore, there may be other risks to which our business is subject that are not addressed below.

Our business and financial performance are affected by economic conditions that affect consumers.

Our sales are affected directly by the level of purchases and the usage by consumers of RVs and boats which, in turn, are dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs and boats. As a result, our sales are affected primarily by (i) the discretionary income that consumers have to spend, (ii) their confidence about economic conditions which determines their willingness to spend their discretionary income, (iii) the availability of and the interest rates payable on borrowings, including credit card debt, on which consumers generally rely to finance their purchases of and the costs of using RVs, and (iv) the availability and prices of gasoline, which affect the ability and cost of operating and using their RVs. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

•

Economic downturns and recessions and high rates of unemployment, which result in declines in discretionary income of and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs and boats;

•

A tightening in the availability and increases in the costs of borrowings and consumer credit on which consumers rely to supplement their own funds when purchasing new and used RVs or boats and paying to maintain and purchase supplies and accessories for their RVs and boats; and

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs and sometimes even the ability and, therefore, the willingness of consumers to purchase and use RVs and boats.

Our results of operations in 2012, 2011 and 2010 illustrate the impact that adverse economic and market conditions can have on our business and financial performance. The recent economic recession, which is reported to have begun in late 2007 and to have continued through most of 2010, and the sluggishness of the economic recovery have had wide-ranging consequences for the economy as a whole and for the RV industry in particular. These conditions have resulted in a considerable decline in economic activity throughout the country, high rates of unemployment and a significant decline in consumer confidence. As a result, consumers have significantly curtailed their discretionary expenditures, resulting in significant reductions in their purchases and usage of RVs, which, in turn, led consumers to reduce their purchases of the products we sell.

For a more detailed discussion of how these economic conditions affected our results of operation and financial condition in 2012, see “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” below, in Item 7 of this report.

The economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance.

The recent economic recession and credit crisis led to closures and bankruptcies of many RV dealers, as well as a number of well-known RV manufacturers, which has resulted in reductions in the number of RV dealers and supply stores and in the overall size of the RV market. As a result, we have encountered increased price competition in our markets, which contributed to a decline in our gross profit margins in 2012 and 2011. In addition, in response to the economic recession and continuing economic uncertainties, consumers have reduced their discretionary spending and their heavy reliance on consumer credit, which has resulted in reductions in purchases and the usage of RVs. Also, owners of RVs have been increasing their purchases of RV parts, supplies and accessories from lower-cost sellers, such as mass merchandisers and web-based retailers, resulting in reductions in sales by independent dealers, supply stores and service centers that comprise our Aftermarket Customers, causing them to reduce their purchases of the products we sell. We do not know and cannot predict whether or the extent to which consumers will increase their discretionary spending after economic conditions improve and, therefore, whether or not sales and usage of RVs and boats will recover to their pre-recession levels. If they do not, our market share, sales revenue and product pricing and, therefore, our future financial performance could be adversely affected.

In the future, we may have to restructure our business in response to a deterioration in economic conditions, a decline in the RV industry or to changing technology, products and markets. If we are not able to continue to improve our business processes or our financial and our information technology systems, or if we are not able to restructure our business in response to the deteriorating economic conditions, we may not be able to achieve our financial objectives.

Volatility of gasoline prices could affect our sales and future financial performance.

Increases in the costs of and shortages in supplies of gasoline can lead consumers to reduce their usage of, and may discourage some consumers from purchasing, RVs which, in turn, would result in decreases in their purchases of the products we sell. In particular, during the last few years there has been increased volatility in the prices of gasoline due to concerns about the supplies available to or within the United States, due to (i) the growth in demand and competition for oil and gasoline from emerging and high growth economies, such as China and India, (ii) conflicts and political unrest in the middle east, and (iii) natural and human-made disasters, such as the gulf oil spill. It is also difficult to predict whether uncertainties regarding and increases in gasoline prices will have short or longer term effects on the use and purchases by consumers of RVs. As a result these conditions and uncertainties also may increase cyclical swings in and make it more difficult to predict our future operating results.

Continued uncertainties about the economic recovery in the United States and the sovereign debt crisis and recession in Western Europe could adversely affect our future operating results.

For a number of reasons, including the stalemate in the Congress over government spending, concerns and uncertainties remain regarding the pace and strength of the economic recovery in the United States. In addition, Western Europe has fallen back into recession and uncertainties remain with respect to the ability of certain European Union countries to continue to service their sovereign debt obligations. These uncertainties have not only adversely impacted the financial markets, but also have had a negative impact on global economic activity. Moreover, unless satisfactorily resolved, these uncertainties and the underlying economic difficulties could lead to a global economic recession, which could stall the economic recovery or even cause another economic recession in the United States that would lead to increases in unemployment, decreases in disposal income and declines in consumer confidence. Such an event could cause consumers to further reduce their purchases and usage of RVs and boats and, therefore, their need for and their purchases of the products sell, thereby adversely affecting our future operating results.

Our business is seasonal and our financial performance can be adversely affected by unusual weather conditions.

Our business is seasonal, because consumers generally increase their purchases and usage of RVs and boats and, therefore, increase their purchases of the products we sell, primarily in the spring and summer months, which coincide with our second and third fiscal quarters; whereas, such purchases and usage decline in the late fall and in the winter months, which coincide with the fourth and first quarters of our fiscal year. As a result, as a general rule our sales are higher and our financial performance is better in our second and third fiscal quarters than in our fourth and first fiscal quarters, during which we often incur losses.

However, the occurrence of unusually severe or extended winter weather conditions can adversely affect our operating results in our second and third fiscal quarters, and can lead to more severe swings in our sales and financial performance, because such conditions can have the effect of reducing the usage of RV for periods extending beyond the ordinary winter months or to regions that ordinarily encounter milder winter weather conditions. Additionally, extended periods of unusually severe weather conditions sometimes also occur during the winter months, which can cause year-over-year declines in our sales in the first or fourth quarters of the year.

We rely heavily on bank borrowings to fund our business, which makes us more vulnerable to adverse changes in economic conditions and creates liquidity risks for us.

We rely heavily on bank borrowings, under a revolving credit line, to fund our working capital requirements and capital expenditures. Our outstanding borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement or lead the bank to impose restrictions on the borrowings that will be made available to us. More recently, our reliance on bank borrowings has increased because we had negative cash flows from operations of $2.1 million in 2012. Although the maturity date of our line of credit is July 10, 2014, we could be required to repay the borrowings under that line of credit sooner if we fail to meet a financial covenant under the line of credit agreement. There is no assurance, however, that we will be able to do so, as this will depend on a number of factors, including our future results of operations and cash flows and market and economic conditions over which we do not have control. If we are required to repay those borrowing sooner than the 2014 maturity date, it would be necessary for us to obtain a new credit line from another bank or lender. There is no assurance that, if necessary, we would succeed in doing so. In that event, we would have to significantly curtail our operations and reduce our inventories and our results of operations and financial condition would be materially and adversely affected.

Our ability to manage our inventory in a volatile market could adversely affect our profitability.

Our operating results also depend upon our ability to successfully manage our inventory and to anticipate and respond to purchasing trends and customer demands in a timely manner. The use, and therefore the purchases, by consumers of the products we sell can be volatile and uncertain because they can be affected by a number of factors, including general economic and market conditions, gasoline prices, weather conditions and competition and consumer preferences, none of which are within our control. We usually must order inventory in advance of each year’s selling season. Moreover, the lead times for many of our purchases (particularly of foreign sourced products) may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in customer demand or changes in prices. If we misjudge the demand for our products or our customers’ purchasing habits, (i) we may have insufficient quantities of products to satisfy customer demand, resulting in a decline in our revenues, or (ii) we may accumulate and have to write down excess inventory, which would increase our costs of sales. Also, the level of product inventory we maintain will affect our need for borrowings and, as a result, we may have to curtail our purchases of inventories, which could adversely affected our sales, in order keep our borrowings at an acceptable level.

Our financial performance is subject to risks arising out of our proprietary products strategy.

In order to increase our sales and reduce our costs of sales and, thereby increase our profitability, we have introduced into the RV market a growing number of products that have been designed by or for us and which are manufactured and sold to us, generally on an exclusive basis, by a number of different manufacturers. More recently, we have begun sourcing and purchasing, from overseas suppliers, and marketing and selling a number of new products, such as portable generators, into new markets such as the outdoor power equipment market. We have only limited experience in marketing and selling such products, and there is no assurance that these products will gain acceptance among customers in those markets. We also encounter considerable competition from companies that manufacture or sell competing products in those same markets. Many of those companies are larger, more established and better known and have greater financial and marketing resources than we have. Also, we have greater responsibilities for quality control and in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV or boating markets. There is no assurance that we will be successful in marketing and selling these products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims related to the proprietary products we sell.

Moreover, we may experience unexpected engineering or design flaws in connection with new proprietary products that we may introduce into the market, which could lead to a recall of the products, in which event we could incur substantial expenses that could adversely affect our results of operations.

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

As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to aftermarket dealers or retailers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs may choose to incorporate optional equipment on their RVs at the time of manufacture that, historically, were sold to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or could reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and in reduced earnings.

Our financial performance and cash flows can be adversely affected by currency fluctuations associated with our operations in Canada and our increased reliance on foreign product suppliers.

Currency Risks Associated with our Canadian Operations. Our wholly-owned Canadian subsidiary accounts for approximately 25% of our annual net sales. That subsidiary purchases a substantial portion of the products it sells from manufacturers in the United States and pays for those products in U.S. dollars, but sells those products to its customers in Canadian dollars. In the event the Canadian dollar weakens in relation to the U.S. dollar, the costs of those products to our Canadian subsidiary would increase, thereby reducing its gross margin, unless it is able to pass the higher costs on to its customers by raising its prices without adversely affecting its sales volume. If our Canadian subsidiary is unable to pass the higher costs on to its customers, our gross profits, operating income and cash flows would decline during any periods when there are declines in the value of the Canadian dollar in relation to the U.S. dollar.

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

When appropriate, we may attempt to limit our exposure to exchange rate fluctuations by entering into currency exchange contracts. There is no assurance that we will be successful in hedging such foreign currency exchange risk and any currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.

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

Warranty Claims Risks. In certain instances, we have assumed the responsibility for dealing with and resolving product warranty claims from customers. As a result, we have had to establish reserves for potential product warranty claims which has increased our costs of sales. In addition, the amount of those reserves are determined based not only on historical warranty claims experience, but also on estimates of the number and costs to us of future warranty claims. If the actual number or the costs of warranty claims were to exceed our estimates, it could become necessary for us to increase those reserves, which would result in an increase in our costs of sales that could adversely affect our profit margins and our results of operations. See “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Warranty Costs” below in this Annual Report.

Risks of patent infringement claims.

We design, or have independent product design firms or manufacturers, design and engineer a number of the proprietary products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review all new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to determine if design or other changes need to be made to a product to prevent infringing on patents or other proprietary rights held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, there can be no assurance that we will not incur liability for patent infringement in the future. Additionally, the filing of a patent infringement suit may require us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

We face substantial competition that could lead to declines in net sales or reductions in our gross profits.

We face significant competition in each of our markets which can adversely affect our sales, profit margins and operating results. In our RV products market we face competition not only from other wholesale distributors, but also from mass merchandisers, web retailers, catalog houses and national and regional retail chains that sell RV parts, supplies and accessories. Moreover, due to their size and financial resources, some of those mass merchandisers and national or regional chains are able to purchase such products directly from manufacturers at prices comparable to the prices at which we are able to purchase such products from those same or competing manufacturers. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV and boating dealers, supply stores and service centers that purchase products from us and, therefore, their pricing decisions and the breadth of the products they sell can affect both the volume of our sales and the prices we are able to charge our customers for the same or competing products. Additionally, price competition, particularly from such mass merchandisers and national chains, has been increasing as they seek to maintain and increase their market shares. As a result, in order to remain competitive it could become necessary for us to reduce our prices, including the prices at which we sell our proprietary and Coast branded products, in which event we could lose the price and margin advantages that we have gained from the sale of those products. If we match our competitors’ price reductions, our gross profits and gross margin could be adversely affected. Additionally, we face stiff competition in the sale of portable power generators and other products in the outdoor power equipment market from manufacturers and suppliers of competing products, some of which are larger, have greater marketing and capital resources and are better-known in that market, which could force us to reduce our prices for or prevent us from increasing our sales of those products and could cause us to incur losses as a result of our efforts to sell products in markets other than the RV market.

Risk that our deferred tax asset may not be fully realized.

We have recorded, on our balance sheet, a “deferred tax asset” which consists of tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to reduce income taxes that we would otherwise have to pay on the taxable income that we generate in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire at various dates in the future if not used to offset income taxes by such dates. Accordingly, our ability to fully use this deferred tax asset to reduce our taxes in the future depends on the amount of taxable income that we are able to generate prior to such expiration dates. If we determine that it is no longer more likely, than not, that we will be able to fully utilize the deferred tax asset, we would be required to establish (or increase any existing) valuation allowance to reduce the recorded amount of the deferred tax asset on our balance sheet to the amount of the tax benefits we believe we will be able to use prior to their expiration dates. Such an allowance is established or increased by a non-cash operating charge that would increase the provision for income taxes or reduce any income tax benefit in the fiscal period in which that valuation allowance is established or increased. At December 31, 2012, we had a valuation allowance in the amount of nearly $1.4 million which has reduced the carrying value of our net deferred tax asset to $3.1 million. There is no assurance, however, that we will be able to fully utilize this deferred tax asset as that will depend on our future operating results.

Moreover, if we are not able to generate taxable income in the future that will enable us to fully utilize this deferred tax asset, it could become necessary for us to increase the valuation allowance in future periods, which would have the effect of increasing our income tax provision or reducing any income tax benefit that we would record in our statements of operations, thereby adversely affecting our results of operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies” below in this Annual Report.

Loss of key management.

Our future performance is substantially dependent upon the continued services of certain members of our senior management. The loss of the services of any key members of senior management could have a material adverse effect upon us. In addition, our continued growth depends on our ability to attract and retain skilled executives. There can be no assurance that we will be able to retain our existing key personnel or attract additional qualified executives in the future.

Risk of fluctuations in our share price.

The market price of our common stock may be subject to significant fluctuations in response to our operating results, our ability to meet market expectations and other factors. Fluctuations in the market price of our common stock may also be the result of changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors. These market fluctuations, as well as general economic conditions, may adversely affect the market price and the liquidity of our common stock. As a result, we cannot assure that the market prices of our common stock will not fluctuate or decline significantly in the future or that there will be sufficient liquidity in the market for our shares that would enable shareholders to sell shares at the times or in the quantities they desire.

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

Other risks and uncertainties.

Our business and financial performance could be materially and adversely affected in the future by other risks or developments that either are not known to us at the present time or are currently immaterial to our business and results of operations. Such risks could include, but are not limited to, the commencement of litigation against us and unexpected adverse changes in local, national or global economic or market conditions.

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

Locations	Square Footage	Lease Expiration Dates

United States:
Wilsonville, Oregon	46,700	December 31, 2016
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	42,500	October 31, 2016
San Antonio, Texas	27,300	October 31, 2013
Denver, Colorado	50,000	January 31, 2016
Elkhart, Indiana	109,700	January 31, 2017
Lancaster, Pennsylvania	35,500	December 31, 2016
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	38,000	June 30, 2013
Mesa, Arizona	20,700	October 31, 2017
Salt Lake City, Utah	30,400	October 31, 2013
Johnstown, New York	26,800	December 31, 2017
Eau Claire, Wisconsin	17,300	January 31, 2015
Canada:
St. Bruno, Quebec	59,600	December 31, 2021
Orillia, Ontario	36,500	November 30, 2016
Calgary, Alberta	41,200	January 31, 2016
Langley, British Columbia	22,800	December 31, 2016

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

From time to time we are named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incidental to our operations, and we have our own product liability insurance policies and, in many instances, we have indemnities from the manufacturers from which we obtain our products, to protect us from liabilities that could arise from such claims. On two occasions, we were named as a defendant in patent infringement litigation brought against manufacturers of certain of our proprietary products. To date we have not incurred any material liabilities in any product liability, personal injury or patent litigation and there is no legal action presently pending against us that we believe is likely to have a material adverse effect on our financial condition or results of operations. However, there is no assurance that we will not incur product liabilities that exceed our product liability coverage or claims of patent infringement in the future that could adversely affect our operating results. See “RISK FACTORS — We are subject to product liability risks and warranty claims” above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
James Musbach	62	President, Chief Executive Officer and a Director
Thomas R. McGuire	69	Chairman of the Board of Directors
Sandra A. Knell	55	Executive Vice President, Chief Financial Officer and Secretary
David A. Berger	58	Executive Vice President — Operations
Dennis A. Castagnola	65	Executive Vice President — Proprietary Products

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

THOMAS R. MCGUIRE. Mr. McGuire is a founder of the Company and has been its Chairman of the Board since the Company’s inception in 1977. Mr. McGuire also served as the Company’s Chief Executive Officer from 1997 until April 2008, when he relinquished that position upon Mr. Musbach’s promotion to Chief Executive Officer. Mr. McGuire continues as Chairman of the Board of Directors.

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

	Sales Prices Per Share
	High	Low
2012:
First Quarter	$2.61	$2.11
Second Quarter	2.40	2.02
Third Quarter	2.20	1.80
Fourth Quarter	2.10	1.65
2011
First Quarter	$4.70	$3.74
Second Quarter	4.40	2.85
Third Quarter	3.10	2.51
Fourth Quarter	2.78	2.00

On March 8, 2013 the closing per share price of our common stock on the American Stock Exchange was $2.70 and there were approximately 700 holders of record of the Company’s shares.

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

No cash dividends were paid in 2012, 2011 or 2010.

Stock Price Performance Graph

The graph that follows presents a five-year comparison of cumulative total returns for (i) Coast, (ii) the NYSE American Stock Exchange (the “NYSE MKT”) composite index and (iii) an index comprised of companies within the recreational products markets that were selected by us (the “Peer Group”). The Peer Group consists of Brunswick Corporation, Thor Industries, and Winnebago Industries, Inc., which, during the past five years, were manufacturers of recreational vehicles or boats, TriMas Corporation, which manufactures RV and trailer products, and West Marine Inc. which sells boating parts, supplies and accessories both at wholesale and at retail. The data for the graph was obtained from Research Data Group, Inc.

The following stock performance graph assumes that $100 was invested, at the end of fiscal 2007, in Coast’s shares and in the shares of the companies comprising the NYSE MKT Composite index and the Peer Group Index, respectively, and that any dividends issued for the indicated periods were reinvested. Stockholder returns shown in the performance graph are not necessarily indicative of future stock performance.

	At December 31,
	2007	2008	2009	2010	2011	2012
The Coast Distribution System	$100.00	$18.07	$68.59	$67.88	$39.47	$35.08
NYSE MKT Composite	100.00	62.15	82.82	104.10	112.59	121.01
PEER GROUP INDEX	100.00	31.34	81.28	110.51	95.30	146.73

Equity Compensation Plans

Certain information, as of December 31, 2012, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2012, 2011, and 2010, and the selected balance sheet data at December 31, 2011 and 2010, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” set forth in Item 7 of this Report. The selected operating data for the fiscal years ended December 31, 2009 and 2008, and the selected balance sheet data at December 31, 2010, 2009 and 2008, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Operating Data:
Net sales	$113,521	$108,195	$108,600	$103,201	$132,237
Cost of sales (including distribution costs)(1)	96,219	90,166	88,985	83,754	107,625

Gross profit	17,302	18,029	19,615	19,447	24,612
Selling, general and administrative expenses	19,435	18,573	18,330	18,552	26,559

Operating income (loss)	(2,133)	(544)	1,285	895	(1,947)
Equity in net earnings of unconsolidated affiliates	160	35	57	201	147
Other expense
Interest expense	(552)	(540)	(579)	(624)	(1,409)
Other	(70)	(92)	(194)	(268)	(8)

	(622)	(632)	(773)	(892)	(1,417)
Earnings (loss) before income taxes	(2,595)	(1,141)	569	204	(3,217)
Income tax provision (benefit)	(581)	(255)	417	105	(1,378)

Net earnings (loss)	$(2,014)	$(886)	$152	$99	$(1,839)

Net earnings (loss) per diluted share(2)	$(0.44)	$(0.20)	$0.03	$0.02	$(0.41)

Shares used in computation of net earnings (loss) per share	4,597	4,535	4,574	4,494	4,446

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Balance Sheet Data:
Working Capital	$35,718	$37,044	$36,757	$34,524	$40,394
Total assets	49,659	47,736	47,782	45,472	52,459
Long-term obligations(3)	10,933	10,895	10,113	9,637	17,078
Stockholders’ equity	29,073	30,224	31,038	29,632	28,220
Book value per share(4)	$6.32	$6.66	$6.79	$6.59	$6.35
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.13

(1)	Distribution costs consist primarily of warehouse rent, labor and supply costs and product shipping costs.
(2)	See Note I to the Company’s Consolidated Financial Statements included in Item 8 of this report.
(3)	Exclusive of the current portion of long term obligations. For additional information regarding our long-term obligations, see Note C to the Company’s Consolidated Financial Statements included in Item 8 of this report.
(4)	Based on the weighted average number of shares used in the computation of net earnings (loss) per share. See Note I to the Company’s Consolidated Financial Statements included in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”) in North America. We supply more than 11,000 products and serve more than 10,500 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (collectively, “Aftermarket Customers”).

Factors Generally Affecting Sales of RV and Boating Products

Our sales are affected primarily by:

•

The usage of RVs by the consumers to whom our Aftermarket Customers sell our products, because such usage affects the consumers’ needs for and their purchases of replacement parts, repair services and supplies; and

•	Purchases of new and used RVs by consumers, because they often “accessorize” their RVs at or shortly after the time of purchase.

The usage and the purchase, by consumers, of RVs depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about economic conditions and the availability and the costs to them of credit. As a result, recessionary conditions and a tightening in the availability or increases in the costs of borrowings to consumers often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs and boats. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats. Finally, the usage by consumers of RVs and, therefore their need for and purchases of the products we sell are affected by weather conditions.

Overview of Fiscal 2012 Operating Results

The following table provides information comparing our fiscal 2012 results of operations to our fiscal 2011 and fiscal 2010 results of operations. Dollars are in thousands, except per share data.

	Year Ended December 31,
			Increase (Decrease) 2012 vs. 2011			Increase (Decrease) 2011 vs. 2010
	2012 Amount	2011 Amount	Amount	Percent	2010 Amount	Amount	Percent
Net sales	$113,521	$108,195	$5,326	4.9%	$108,600	$(405)	(0.4)%
Cost of sales(1)	96,219	90,166	6,053	6.7%	88,985	1,181	1.3%
Gross profit	17,302	18,029	(727)	(4.0)%	19,615	(1,586)	(8.1)%
SG&A expenses	19,435	18,573	862	4.6%	18,330	243	1.3%
Operating income (loss)	(2,133)	(544)	(1,589)	(292.1)%	1,285	(1,829)	(142.3)%
Interest expense	552	540	12	2.2%	579	(39)	(6.7)%
Earnings (loss) before income taxes	(2,595)	(1,141)	(1,454)	(127.4)%	569	(1,710)	(300.5)%
Income tax provision (benefit)	(581)	(255)	(326)	(127.8)%	417	(672)	(161.2)%
Net earnings (loss)	(2,014)	(886)	(1,128)	(127.3)%	152	(1,038)	(682.9)%
Net earnings (loss) per share-diluted	(0.44)	(0.20)	(0.24)	(120.0)%	0.03	(0.23)	(766.7)%

(1)	Inclusive of distribution costs.

Even though sales increased by $5.3 million, or 4.9% in 2012, as compared to 2011, as the above table indicates, in 2012 we incurred a loss from operations of $2.1 million and a net loss of $2.0 million, or $0.44 per diluted share, as compared to an operating loss of $0.5 million and net loss of $0.9 million, or $0.20 per diluted share, in 2011. The increases in the loss from operations and in the net loss in 2012, as compared to 2011, were primarily attributable to (i) a nearly $ 0.7 million, or 4.0%, decrease in gross profit and (ii) a $0.9 million or 4.6%, increase in selling, general and administrative (“SG&A”) expenses.

The decrease in gross profit in 2012 was due to a number of factors, primarily consisting of (i) price reductions on selected products in response to increased price competition in our market, (ii) a weakening of the Canadian dollar, as compared to the U.S. dollar, in the first half of 2012, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, (iii) increases in shipping costs, (iv) an increase in the costs of quality control testing of new models of portable generators and new trailer hitches and towing equipment that we introduced into the market in 2012, and (v) an increase in warranty expense in order to increase our reserves for warranty claims primarily as a result of increased sales of portable generators in 2012 as compared to 2011.

The increase in our SG&A expenses was primarily attributable to increased marketing programs, including for our proprietary products, such as generators, as well as traditional RV products, and the addition of field salespeople, in order to increase sales and gain market share.

Outlook for 2013

Although the Recreational Vehicle Industry Association (“RVIA”) is forecasting a 6% increase in sales of travel trailers, fifth wheels and motor home shipments in 2013, as compared to 2012, we are continuing to see fluctuations in consumer demand for RV products, which we attribute to continued high unemployment and continuing uncertainties about the strength and duration of the economic recovery, and recent increases in the prices of gasoline. As a result, we expect that conditions in the RV market will remain unstable and difficult until there is a more sustained economic recovery that leads to steady decreases in rates of unemployment and increases in the availability of credit to small businesses and consumers, and a stabilizing of gasoline prices.

Our strategic goals for 2013 are to achieve a return to profitability by (i) capturing additional market share in the RV marketplace, (ii) selling more of our proprietary products to specialty retailers and mass merchandisers, and (iii) improving our gross margin, primarily by increasing our sales of higher-margin proprietary products. However, we are not able to predict whether we will succeed in achieving our goals for 2013, as this will depend in large measure on whether or not there is a meaningful improvement in economic conditions generally and in the RV market in particular during 2013.

Critical Accounting Policies and Use of Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of our deferred tax asset (which consists of available tax loss and credit carryforwards and tax deductions) that we will be able to use to reduce our taxes in the future. Those adjustments are made on the basis of a number of different factors, including the assumptions and judgments we make regarding economic and market conditions and trends and their impact on our financial performance. However, those assumptions and judgments are necessarily based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we had recorded these assets, pursuant to GAAP we may be required to further adjust those carrying values for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” to these assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset which we believe we are likely to be able to use to reduce our taxes in the future. The amounts at which those allowances or reserves are established and maintained are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends and any other factors that are expected to affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

Under GAAP, most businesses also must make estimates or judgments regarding the periods during which sales are recorded and also the amounts at which they are recorded. In the case of product distribution businesses, which customarily grant to their customers contractual rights to return products sold to them, GAAP requires that a reserve or allowance be established for product returns by means of a reduction in the amount at which sales are recorded, based primarily on the nature, extensiveness and duration of those rights and historical return experience.

In making our estimates and assumptions we follow GAAP and accounting practices applicable to our business that we believe will enable us to make fair and consistent estimates of the carrying values of those assets and to establish adequate reserves or allowances for downward adjustments that we may have to make to those values in future periods.

Our Critical Accounting Policies

Set forth below is a summary of the accounting policies that we believe are material to an understanding of our financial condition and results of operations.

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. Shipping and handling costs that are billed to our customers are included in revenue and our shipping and handling costs are included in cost of sales. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns that reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products and current economic and market conditions and trends, which can affect the level at which customers submit products for return.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there were to be an economic downturn or a decline in sales, causing inventories of some products to accumulate, it could become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors for us. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves for excess and obsolete inventory were $1,439,000, or approximately 4.5% of total inventories, at December 31, 2012, as compared to $1,401,000, or approximately 5.3% of total inventories, at December 31, 2011.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce our income taxes in future periods. Under applicable federal and state income tax laws and regulations, in most cases, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. If, on the other hand, we conclude that it has become more likely, than not, that we will be unable to utilize those tax benefits in their entirety to reduce future taxes prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we are likely to be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. At December 31, 2012, the aggregate amount of our net deferred tax asset was approximately $3.1 million, as compared to $2.9 million at December 31, 2011. This increase was largely attributable to an increase in our NOL carryforwards in 2012.

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

Stock-Based Compensation Expense. We account for stock-based compensation expense in accordance with ASC 718, Stock Compensation, which requires us to recognize the fair value of the compensation paid in stock or other equity awards as an expense in the calculation of our net earnings or loss. We recognize stock-based compensation expense over the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity award. Stock options issued in lieu of cash to non-employees, such as directors, for services performed for us are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the years ended December 31, 2012 and 2011 totaled $456,000 and $440,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months following the retail sale of these products to the consumer. We established a reserve for warranty claims with respect to these products of $690,000 and $564,000 at December 31, 2012 and 2011, respectively. Those amounts were determined on the basis of a number of factors, including our sales of those products and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

Recent Accounting Pronouncements

Changes to accounting principles generally accepted in the United States of America (“U.S. GAAP”) are established by the Financial Accounting Standards Board (“FASB”) in the form of Accounting Standards Updates (“ASU’s”) to the FASB’s Accounting Standards Codification.

We consider the applicability of new ASUs and evaluate their expected impact on our financial condition and reported operating results following their issuance. We have determined that the following recently announced ASUs are applicable to us and could have an impact on our recorded results of operations.

In July 2012, the FASB issued amended guidance for impairment of indefinite-lived intangible assets. The guidance allows for an option to first access qualitative factors to determine whether the existence of events or circumstances leads to a determination that is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount. If the qualitative factors leads us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update was effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012. Accordingly, the amended guidance will be effective for the year ending December 31, 2013. We do not expect that the adoption of this guidance will have a material impact on our results of operations as we do not have a material amount of indefinite-lived intangible assets on our books.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this standard in the first quarter of 2012 and it did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2012.

Results of Operations

The following table sets forth certain financial data, expressed as percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.8	83.3	81.9%
Gross profit	15.2	16.7	18.1
SG&A expenses	17.1	17.2	16.9
Operating income (loss)	(1.9)	(0.5)	1.2
Interest expense	(0.5)	(0.5)	0.5
Earnings (loss) before taxes	(2.3)	(1.1)	0.5
Income tax provision (benefit)	(0.5)	(0.2)	0.4
Net earnings (loss)	(1.8)%	(0.8)%	0.1

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the changes in our net sales in fiscal 2012 and 2011, in each case as compared to the immediately preceding year. Dollars in the table are in thousands.

2012	2011	% Change 2012 vs. 2011	2010	% Change 2011 vs. 2010
$ 113,521	$108,195	4.9%	$108,600	(0.4)%

2012 vs. 2011. We believe that the increase in net sales in 2012 as compared to 2011 was due primarily to: (i) a strengthening of economic conditions and an increase in consumer confidence which led to modest increases in purchases and the usage of RVs and, therefore, in the products we sell, (ii) new marketing programs that we initiated in 2012, and (iii) an increase in sales of generators and other proprietary products to specialty retailers and mass merchandisers, which represents a new distribution channel for us.

2011 vs. 2010. We believe that the decrease in net sales in 2011 as compared to 2010 was due to (i) continuing uncertainties about the strength of the economy and persistently high rates of unemployment, which adversely affected consumer confidence and the willingness of consumers to make discretionary expenditures involved in purchasing and using RVs, and (ii) rising gasoline prices, particularly during the last four months of 2011, which increased the costs and reduced the willingness of consumers to use their RVs and boats. Also contributing to the decline in the net sales during 2011 were unusually severe weather conditions in the Northeastern U.S. and Canada in the first half of 2011, which led to reductions in the usage of RVs by consumers in those regions and, therefore, in their need for and their purchases of the products we sell.

Gross Profit

Gross profit is calculated by subtracting cost of sales from net sales. Cost of sales consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, inbound freight charges, merchandise receiving, handling and storage costs, and out-bound freight charges. Gross margin is gross profit stated as a percentage of net sales.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Gross profit	$17,302	$18,029	$19,615
Gross margin	15.2%	16.7%	18.1%

2012 vs. 2011. The declines in our gross profit and our gross margin in 2012, as compared to 2011, was primarily due to (i) selected price reductions we made in response to aggressive price competition by competitors seeking to increase their sales in the face of weak consumer demand in the RV markets, (ii) a weakening of the Canadian dollar, as compared to the U.S. dollar, in the first half of 2012, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, (iii) increases in shipping costs, (iv) an increase in costs associated with quality control testing of new models of portable generators and trailer hitches and other towing products that we introduced and began selling in 2012, and (v) an increase in reserves that we had established for possible warranty claims with respect to the generators we sell, due primarily to increases in our sales of those products.

2011 vs. 2010. The decrease in our gross profit and the resulting decrease in our gross margin in 2011, as compared to 2010, was primarily due to (i) a change in the mix of products sold to a greater proportion of products, such as air conditioners, on which we realize lower margins than we do on sales of our other products, and (ii) selected price reductions that we implemented in response to increased price competition in our markets.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, and administrative labor and other administrative expenses, professional fees, insurance and the provision made for uncollectible accounts. The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign subsidiaries to the extent that they directly benefit from those expenses.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
SG&A expenses	$19,435	$18,573	$18,330
As a percentage of net sales	17.1%	17.2%	16.9%

2012 vs. 2011. In 2012, SG&A expenses increased by $862,000, in absolute dollars, but decreased as a percentage of net sales from 17.2% in 2011, to 17.1% in 2012. The increase in SG&A expenses in 2012 was due primarily to new marketing programs that we implemented and the hiring of additional field sales people in 2012, in order to increase sales and gain market share.

2011 vs. 2010. In 2009 and 2008 we implemented a number of cost cutting measures in response to the economic recession, including reductions in salaries and wages in both of those years. Effective July 1, 2010 we restored, on a prospective basis, one-half of those salary and wage reductions. In 2011, SG&A expenses increased by $243,000, primarily because those expenses included a full 12 months of that partial restoration. By comparison, SG&A expenses in 2010 included that partial restoration for six months.

Operating Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating income (loss)	$(2,133)	$(554)	$1,285
As a percentage of net sales	(1.9)%	(0.5)%	1.2%

2012 vs. 2011. The $1,589,000, or 292.1%, decrease in operating income in 2012, as compared to 2011, was primarily the result of the decline in gross profits and the increase in SG&A expenses in 2012 described above.

2011 vs. 2010. The $1,829,000, or 142.3%, decrease in operating income in 2011, as compared to 2010, was primarily the result of the decline in gross profit and, to a much lesser extent, the increase in SG&A expenses in 2011.

Other Expense

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Other expense
Interest expense	$552	$540	$579
Other expense	70	92	194

Total	$622	$632	$773

As a percentage of net sales	0.5%	0.6%	0.7%

Other expense consists of the interest expense that we incur on borrowings and, to a lesser extent, foreign currency gains or losses and gains or losses on disposal of assets.

2012 vs. 2011. Interest expense increased in 2012 by $12,000, or 2.2%, as compared to 2011, due to an increase in average borrowings outstanding in 2012 as compared to 2011.

2011 vs. 2010. Interest expense decreased in 2011 by $39,000, or 6.7%, as compared to 2010, due primarily to a decrease in the average rate of interest charged on our bank borrowings in 2011, which was due primarily to declines in market rates of interest which determine the interest rates which the bank charges us on those borrowings.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income tax provision (benefit)	$(581)	$(255)	$417
Effective tax rate	22.4%	22.3%	73.3%

Our effective income tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes, including stock-based compensation expense, and by varying tax rates on income generated by our foreign subsidiaries, because tax rates in their respective countries vary, sometimes considerably, from income tax rates in the United States. In addition, in years when our income or loss is marginal, state franchise and other taxes can lead to increases in our overall tax rate (or decreases in our tax benefit), as occurred in 2010.

Liquidity and Capital Resources

Working Capital, Liquidity and Cash Flows

We finance our working capital requirements for our operations primarily with borrowings under a revolving bank line of credit and internally generated funds. See “Sources and Uses of Cash” below.

Due to the nature of our business, our primary needs for working capital are to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 1%, 10 day, net 30-day terms. During late fall and in winter, however, we sometimes provide our most creditworthy customers with payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and second quarters of each year than during other parts of the year.

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to the sum of 85% of the value of our eligible accounts receivable and 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $16,800,000 at December 31, 2012 as compared to $15,300,000 at December 31, 2011. Interest is payable at the bank’s prime rate (3.25% at December 31, 2012) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.21% at December 31, 2012) plus 3.25%. At March 8, 2013, outstanding borrowings under the revolving credit facility totaled $18,475,000.

As of December 31, 2012, we were in compliance with all of our financial and other covenants under our bank line of credit agreement, due to an extension by the bank of the measurement date of a fixed charge coverage covenant to March 31, 2013. That covenant will require us to achieve a fixed charge coverage ratio of at least 1.1-to-1.0 for rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the quarter that will end on March 31, 2013. The bank also has reduced the maximum amount of credit line borrowings that is available to us by $1 million until we meet that covenant.

Our bank borrowings are collateralized by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that we may be permitted to incur by the bank.

The maturity date of this revolving bank line of credit is July 10, 2014. However, if we fail to meet the fixed charge coverage ratio for the 12 months ended March 31, 2013, then, unless the bank agrees to further extend the initial measurement date of that covenant, the bank could require us to pay off our borrowings sooner, which could force us to significantly reduce our business and, therefore, adversely affect our sales and operating results, unless we are able to obtain a line of credit from another lender. There is no assurance that the bank will further extend the initial measurement date of the fixed charge coverage covenant or, if necessary, that we will be able to obtain a new line of credit from another lender. See “RISK FACTORS — We rely heavily on bank borrowings to fund our business, which makes us more vulnerable to adverse changes in economic conditions and creates liquidity risks for us” in Item 1A above in this report.

Sources and Uses of Cash

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

Cash Used in Operations in 2012 and 2011. During 2012, we used cash of $2.1 million in our operations, primarily to fund our net loss of $2.0 million and a $4.4 million increase in inventory, partially offset by $2.7 million increase in accounts payable, a $1.0 million reduction in accounts receivable, and $0.7 million of depreciation and amortization expense and $0.5 million of stock-based compensation expense, which are non-cash expenses. By comparison, in 2011, we used cash of $0.7 million for our operations, primarily to fund our net loss of $0.9 million and a $1.0 million increase in accounts receivable, partially offset by $0.8 million in depreciation and amortization expenses and $0.4 million in stock-based compensation expense.

Cash Flows Used in Investing Activities in 2012 and 2011. In 2012 and 2011, we used $0.5 million and $0.4 million of cash, respectively, in investing activities, principally to fund purchases of other assets and capital expenditures, primarily for warehouse, office, and computer equipment.

Cash Provided by Financing Activities in 2012 and 2011. During 2012, our borrowings and repayments of long-term debt under our revolving bank line of credit substantially offset each other and as a result, financing activities provided cash of $28,000 in 2012. During 2011, our financing activities provided us with $0.8 million of cash as borrowings exceeded repayments under our bank line of credit in 2011.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2012, rent expense under all operating leases totaled approximately $3.9 million. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2012:

Year Ending December 31,
2013	$3,755
2014	3,442
2015	3,281
2016	2,797
2017	531
Thereafter	1,373

$15,179

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2012:

	Maturities of Contractual Obligations
Contractual obligations at December 31, 2012:	Total of Contractual Obligations	Less than One Year	More than One and less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$10,933	$—	$10,933	$—	$—
Operating lease obligations	15,179	3,755	6,723	3,328	1,373

	$26,112	$3,755	$17,656	$3,328	$1,373

(1)	Consists of borrowings under our bank credit facility, which matures in July 2014.

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit agreement. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “—Liquidity and Capital Resources — Working Capital Liquidity and Cash Flows” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2013.

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

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2013 that we estimate will range from $300,000 to $500,000. We expect that these expenditures will be of a recurring nature, for such purposes as the replacement and upgrading of warehouse, computer or office equipment in the ordinary course of our business.

We expect to be able to fund these expenditures and our working capital requirements primarily with borrowings under our revolving bank line of credit. However, see the discussion of the liquidity risks we face in Item 1A of this report under the caption “RISK FACTORS — We rely heavily on bank borrowings to fund our business, which makes us more vulnerable to adverse changes in economic conditions and creates liquidity risks for us” and above in this Item 7 under the subcaption “Contractual Obligations.”

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins by, among other things, establishing new product supply relationships that we believe will enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in Asia, and to invest in tooling needed for such products. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes. There is no assurance, however, that, if required, we will be able to obtain bank borrowings for these purposes.

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

The following tables present unaudited quarterly financial information for each of the fiscal years ended December 31, 2012 and 2011. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
Net sales	$24,248	$34,115	$34,484	$20,674
Gross profit	3,409	5,069	5,688	2,596
Net earnings (loss)	(1,345)	504	307	(1,480)
Net earnings (loss per share — Diluted	(0.30)	0.11	0.07	(0.32)

	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Net sales	$24,697	$33,218	$31,586	$18,694
Gross profit	3,898	6,302	5,706	2,123
Net earnings (loss)	(1,039)	980	612	(1,439)
Net earnings (loss per share — Diluted	(0.23)	0.21	0.13	(0.32)

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2012, we had outstanding borrowings under our revolving bank line of credit of $10.9 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, to mitigate the risk of changes in value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of December 31, 2012 we held no foreign currency derivatives. We do not use derivatives or other financial instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, comprehensive earnings (loss), stockholders’ equity, and cash flows for the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Item 15(a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of their operations and their cash flows in each of the years in the three year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ BURR PILGER MAYER, INC.
Burr Pilger Mayer, Inc.
E. Palo Alto, California
March 29, 2013

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$1,942	$4,180
Accounts receivable (less allowance for doubtful accounts of $311 in 2012 and $387 in 2011)	9,933	10,900
Inventories, net	30,289	25,852
Deferred tax asset, net	1,849	1,787
Prepaid expenses	848	736
Income tax refunds receivable, net	510	206

Total current assets	45,371	43,661
Property, plant and equipment, net	1,188	1,313
Other assets	3,100	2,762

	$49,659	$47,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,135	$3,394
Accrued liabilities	3,518	3,223

Total current liabilities	9,653	6,617
Long-term obligations
Line of credit	10,933	10,895

Total liabilities	20,586	17,512

Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized: 10,000,000 shares; 4,923,431 and 4,781,597 issued as of December 31, 2012 and 2011, respectively	17,766	17,320
Accumulated other comprehensive earnings	1,904	1,487
Retained earnings	9,403	11,417

Total stockholders’ equity	29,073	30,224

	$49,659	$47,736

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Net sales	$113,521	$108,195	$108,600
Cost of sales (including distribution costs)	96,219	90,166	88,985

Gross profit	17,302	18,029	19,615
Selling, general and administrative expenses	19,435	18,573	18,330

Operating income (loss)	(2,133)	(544)	1,285
Equity in net earnings of unconsolidated affiliates	160	35	57
Other expense
Interest expense	(552)	(540)	(579)
Other	(70)	(92)	(194)

Earnings (loss) before income taxes	(2,595)	(1,141)	569
Income tax provision (benefit)	(581)	(255)	417

Net earnings (loss)	$(2,014)	$(886)	$152

Basic earnings (loss) per share	$(0.44)	$(0.20)	$0.03

Diluted earnings (loss) per share	$(0.44)	$(0.20)	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net earnings (loss)	$(2,014)	$(886)	$152
Other comprehensive earnings (loss):
Foreign currency translation adjustment	417	(387)	760

Comprehensive earnings (loss)	$(1,597)	$(1,273)	$912

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total
	Number of Shares	Amounts
Balance at January 1, 2010	4,449,431	$16,367	$1,114	$12,151	$29,632
Net earnings for the year	—		—	152	152
Foreign currency translation adjustments	—	—	760	—	760
Issuance of common stock under option plans	33,666	65	—	—	65
Issuance of restricted shares of common stock under equity incentive plan	177,000	—	—	—	—
Stock-based compensation	—	429	—	—	429

Balance at December 31, 2010	4,660,097	16,861	1,874	12,303	31,038
Net loss for the year	—		—	(886)	(886)
Foreign currency translation adjustments	—	—	(387)	—	(387)
Issuance of common stock under option plans	7,000	19	—	—	19
Issuance of restricted shares of common stock under equity incentive plan	114,500	—	—	—	—
Stock-based compensation	—	440	—	—	440

Balance at December 31, 2011	4,781,597	17,320	1,487	11,417	30,224
Net loss for the year	—		—	(2,014)	(2,014)
Foreign currency translation adjustments	—	—	417	—	417
Issuance of common stock under employee option plans	3,334	3	—	—	3
Reduction in pool of windfall tax benefits	—	(13)	—	—	(13)
Issuance of restricted shares of common stock under equity incentive plan	147,500	—	—	—	—
Cancellation of restricted shares of common stock	(9,000)	—	—	—	—
Stock-based compensation	—	456	—	—	456

Balance at December 31, 2012	4,923,431	$17,766	$1,904	$9,403	$29,073

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net earnings (loss)	$(2,014)	$(886)	$152
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation	652	657	716
Amortization	59	161	37
Loss from sale of property and equipment	35	31	2
Equity in net earnings of unconsolidated affiliates, net of distributions	(160)	(35)	(57)
Loss from transfer of ownership in affiliated company	—	—	98
Stock-based compensation expense	456	440	428
Deferred income taxes	(220)	(166)	51
Change in assets and liabilities:
Accounts receivable	967	(1,037)	(1,032)
Inventory	(4,437)	60	(2,927)
Prepaids and income tax refunds receivable	(449)	58	425
Accounts payable	2,741	19	433
Accrued liabilities	295	(33)	107

Net cash used in operating activities	(2,075)	(731)	(1,567)

Cash flows from investing activities:
Proceeds from sale of property and equipment	23	22	44
Increase in other assets	(160)	(123)	(63)
Capital expenditures	(394)	(329)	(247)

Net cash used in investing activities	(531)	(430)	(266)

Cash flows from financing activities:
Borrowings under line-of credit agreements	124,949	110,648	108,945
Repayments under line-of credit agreements	(124,911)	(109,866)	(108,469)
Repayments of capital lease obligations	—	—	(111)
Issuance of common stock under employee equity incentive plans	3	19	65
Reduction in pool of windfall tax benefits	(13)	—	—

Net cash provided by financing activities	28	801	430
Effect of exchange rate changes on cash	340	(300)	682

Net decrease in cash and cash equivalents	(2,238)	(660)	(721)
Cash and cash equivalents beginning of year	4,180	4,840	5,561

Cash and cash equivalents end of year	$1,942	$4,180	$4,840

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$552	$522	$579
Income taxes	(164)	(24)	(79)

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

2. Inventories. All of our inventory consists of finished goods, which are comprised of replacement parts, supplies and accessories held for resale. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. At December 31, 2012 and 2011, our reserves for excess and obsolete inventory were $1,439,000 and $1,401,000, respectively.

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

5. Segment Reporting. We have one operating segment, which is the distribution of recreational vehicle and boating replacement parts, supplies and accessories. We distribute our recreational vehicle and boating products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2012, 2011 or 2010.

6. Long-Lived Assets. Long-lived assets are reviewed for possible impairment at least annually or, more frequently, if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, by comparing the fair value of the long-lived asset to its carrying amount.

7. Foreign Currency Translation. Exchange adjustments resulting from foreign currency transactions are generally recognized in net earnings; whereas adjustments resulting from the translation of financial statements are reflected as a separate component of stockholders’ equity. The functional currency of our Canadian subsidiary is the Canadian dollar.

8. Derivative Financial Instruments. We sometimes use derivatives to partially offset our exposure to fluctuations in certain foreign currencies. We do not enter into derivatives for speculative or trading purposes. Derivatives are recorded at fair value on the balance sheet and gains or losses resulting from changes in fair value of a derivative are recorded based on the derivative’s hedge designation.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

9. Cash and Cash Equivalents. Cash and cash equivalents include highly liquid instruments with maturities of three months or less and overnight investments funded with cash from sweep accounts maintained by the Company at one or more banks.

10. Income Taxes. We provide a deferred tax expense or benefit equal to the net change in the deferred tax liability or asset during the year. Deferred income taxes represent tax deductions and tax loss carryforwards and future net tax effects resulting from temporary differences between the book and tax bases of assets and liabilities, using enacted tax rates. A valuation allowance is established against deferred tax assets if and to the extent we determine that it is more likely, than not, that the deferred tax assets will not be realized in full.

11. Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Options to purchase 433,000, 546,001 and 422,000 shares in 2012, 2011 and 2010, respectively, were excluded from the computation of diluted earnings (loss) per share because the respective exercise prices per share of those options were greater than the average market price of our shares of common stock during the year, or because by including the unvested compensation expense associated with the options, the calculation of common stock equivalents under the treasury method would be anti-dilutive. In addition, 312,501, 232,501 and 177,000 restricted shares were excluded from the computation of diluted earnings (loss) per share in 2012, 2011 and 2010, respectively, because their inclusion in that computation would have been anti-dilutive.

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

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets and liabilities:

	At December 31, 2012
	Total	Quoted market prices in active markets (level 1)	Significant other observable Inputs (level 2)
Cash equivalents – Overnight Investments	$1,283	$—	$1,283

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

	At December 31, 2011
	Total	Quoted market prices in active markets (level 1)	Significant other observable Inputs (level 2)
Cash equivalents – Overnight Investments	$3,190	$—	$3,190

The Company had no level 3 assets or liabilities at December 31, 2012 and 2011.

We use the income approach to value derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rate and credit risk. We have used mid-market pricing as a practical expedient for fair value measurements.

14. Accounts Receivable and the Allowance for Doubtful Accounts. The majority of our accounts receivable are due from RV dealers, supply stores and service centers. Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses that would result from the inability of customers to make required payments on their accounts. We regularly evaluate the adequacy of the allowance for doubtful accounts. We estimate potential losses on our accounts receivable on the basis of the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, adversely affecting their ability to make payments, we would make additional provisions to increase the allowance for doubtful accounts.

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

16. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in most instances, the manufacturers warrant their products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and provides for us to share the costs of providing those services with the manufacturer. The warranty period is 24 months following the sale of the product to a retail customer. Accordingly, we maintain a warranty reserve for warranty claims we may receive from customers with respect to the generators they have purchased from us. At December 31, 2012 and 2011, those warranty reserves totaled $690,000 and $564,000, respectively. The actual amounts that we may become obligated to pay with respect to warranty claims on these products may differ from the amounts that are set aside for those reserves, because the reserves have been established on the basis not only of experience, but also on estimates that we make regarding expected warranty returns and costs in the future and actual warranty experience may differ from those estimates.

Although we do not maintain insurance for product warranty claims, we do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

17. Liquidity. We have had negative cash flows from operations in the years ended December 31, 2012, 2011 and 2010, in the amounts of $2.075 million and $0.731 million and $1.567 million, respectively. We have managed our liquidity during that three year period with borrowings under our revolving bank line of credit and, to a lesser extent, by reductions in operating expenses. Our ability to continue as a going concern is dependent on events outside of our direct control, including, among other things, our financial performance which will be determined by the volume of sales we are able to make and the gross profit we are able to realize, and the continued availability of borrowings

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

under our bank line of credit. We are permitted to borrow under the line of credit up to the lesser of $25 million or an amount equal to the sum of 85% of eligible accounts receivable and 55% of the value of our eligible inventory. At December 31, 2012, we had available unused borrowings under that line of credit of approximately $6.5 million. We believe we have the ability to continue as a going concern at least for the next 12 months.

18. Recent Accounting Pronouncements. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2012 that we believe are of significance, or potential significance, to the Company based on our current operations.

In July 2012, the FASB issued amended guidance for impairment of indefinite-lived intangible assets. The guidance allows for an option to first access qualitative factors to determine whether the existence or events or circumstances leads to a determination that is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount. If the qualitative factors lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update was effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012. Accordingly, the amended guidance will be effective for the year ending December 31, 2013. We do not expect that the adoption of this guidance will have a material impact on our results of operations.

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. The Company adopted this standard in the first quarter of 2012 and it did not have a material impact on the Company’s consolidated financial statements.

NOTE B: PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of the following at December 31:

	2012	2011
	(In thousands)
Warehouse equipment	$5,441	$5,546
Office equipment	5,241	5,285
Leasehold improvements	1,566	1,635
Automobiles	115	130

	12,363	12,596
Less accumulated depreciation and amortization	(11,175)	(11,283)

	$1,188	$1,313

Depreciation and amortization expense totaled $711,000, $818,000 and $753,000 in 2012, 2011 and 2010, respectively.

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2012	2011
	(In thousands)
Secured notes payable to bank under line of credit due July 10, 2014	$10,933	$10,895

Secured Notes Payable to Bank

The secured notes payable to bank evidence borrowings under a revolving credit facility which permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. The Company’s borrowing base at December 31, 2012 was $16,800,000 as compared to $15,300,000, at December 31, 2011. Interest is payable at the bank’s prime rate (3.25% at December 31, 2012) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.21% at December 31, 2012) plus 3.25%. The credit facility is scheduled to mature at July 10, 2014.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the 12 month period ending March 31, 2013. Until that covenant is satisfied, the interest rate on our borrowings will be at LIBOR plus 3.25%, an increase of 0.25%, as compared to the interest rate that was in effect in 2011, and available borrowings under the line of credit will be reduced by $1 million.

At March 8, 2013, outstanding borrowings under the revolving credit facility totaled $18,475,000. Our credit facility borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

NOTE D: COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices, warehouse facilities, and some of our office equipment. These leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire at various dates over the next twelve years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2012, in thousands of dollars, are as follows:

Year Ending December 31,
2013	$3,755
2014	3,442
2015	3,281
2016	2,797
2017	531
Thereafter	1,373

$15,179

Rent expense charged to operations amounted to $3,938,000 in 2012, $4,170,000 in 2011, and $4,511,000 in 2010.

Legal Proceedings. We are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including product liability and personal injury and intellectual property litigation. While the outcome of currently pending litigation is not determinable due to the uncertainties inherent in litigation, based on the information currently available to us, we do not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE E: STOCK INCENTIVE PLANS

In August 2012, our shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of our common stock, plus an additional 17,666 shares which was equal to the total of the shares that were then available for the grant of new options under our then existing stockholder-approved stock incentive plans (the “Previous Plans”). At the same time, those 17,666 shares ceased to be available for the grant of equity incentive under those Previous Plans. At December 31, 2012, options to purchase a total of 433,000 shares of our common stock and a total of 312,501 shares of restricted stock were outstanding, and 323,833 shares remained available for future grants of equity incentives, under the 2012 Plan.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate, rather than being exercised, the shares that had been subject to those options would become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides, instead, that if any of those options expire or terminate for any reason, then, the number of shares that will

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

become available for grants or awards of equity incentives under the 2012 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Therefore, if any equity incentives outstanding under the Previously Approved Plans as of December 31, 2012 expire, terminate or are reacquired by the Company, then a number of shares, equal to the number of shares that had been subject to those equity incentives, would become available for future grants under the 2012 Plan and those shares would cease to be available for future grants under the Previously Approved Plans.

Information Regarding Stock Options. The fair value of each option was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, the expected dividend yield of the underlying common stock, the expected life of the option and expected volatility in the market value of the underlying common stock.

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Year Ended December 31,
	2012	2011	2010
Expected volatility	59.00%	72.00%	71.00%
Risk free interest rate	1.64%	2.15%	2.79%
Expected dividend yields	N/A	N/A	N/A
Expected lives	10 years	10 years	10 years

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

The following tables summarize stock option activity during the years ended December 31, 2012 and 2011:

	Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2012	546,001	$4.54
Granted	8,000	1.80
Exercised	(3,334)	0.90
Forfeited	(117,667)	7.90

Outstanding at December 31, 2012	433,000	3.60	2.4 years	$157,000

Exercisable at December 31, 2012	425,000	3.64	2.3 years	$155,000

Options vested and expected (as of December 31, 2012) to vest in the future	433,000	3.60	2.4 years	$157,000

	Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2011	652,001	$5.01
Granted	8,000	2.74
Exercised	(7,000)	0.82
Forfeited	(107,000)	7.54

Outstanding at December 31, 2011	546,001	4.54	2.8 years	$202,800

Exercisable at December 31, 2011	476,801	5.01	2.7 years	$131,000

Options vested and expected (as of December 31, 2011) to vest in the future	546,001	4.54	2.8 years	$202,800

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of the Company’s common stock on December 31, 2012 and 2011, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2012 or 2011, respectively). The total pre-tax intrinsic values of the options exercised during 2012 and 2011 were $3,000 and $21,000, respectively.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2012 and 2011 were $1.28 and $1.97, respectively.

A summary of the status of the Company’s unvested stock options as of December 31, 2012 and 2011 and the changes that occurred during each of the years then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	69,200	$0.73
Granted	8,000	1.28
Vested	(69,200)	0.73
Forfeited	—	—

Unvested at December 31, 2012	8,000	$1.28

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2011	190,100	$1.11
Granted	8,000	1.97
Vested	(128,900)	1.37
Forfeited	—	—

Unvested at December 31, 2011	69,200	$0.73

As of December 31, 2012 and 2011, there was $3,000 and $8,550, respectively, of total unrecognized compensation cost related to unvested options granted under the Company’s equity incentive plans. At December 31, 2012 and 2011, those costs were expected to be recognized over a weighted average period of 0.2 years and 0.5 years, respectively.

Set forth below is additional information with respect to the stock options that were outstanding under our equity incentive plans at December 31, 2012:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $4.50	236,000	$1.66	2.9	228,000	$1.65
$4.75 – $9.80	197,000	$5.94	1.9	197,000	$5.94

$0.63 – $9.80	433,000	$3.60	2.4	425,000	$3.64

Restricted Shares. We awarded a total of 147,500 and 114,500 restricted shares of common stock (“restricted shares”) during 2012 and 2011, respectively, to certain officers and other key management employees under the Company’s equity Plan. Restricted shares are shares of common stock that are granted subject to a risk of possible forfeiture back to the Company, if the recipient of the shares ceases to remain in the Company’s continuous service for a specified period or periods of time. If the recipient remains in the Company’s continuous service for the requisite period of time, the restricted shares will become “vested” (that is, cease to be subject to forfeiture). Until restricted shares become vested, those shares may not be sold or otherwise transferred, in whole or in part, by the holders of those

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

shares, and are subject to additional restrictions. We record stock-based compensation expense for restricted share awards based on the fair market value of the shares on their respective award dates and such expense is recorded over the respective vesting periods of the awards. At December 31, 2012, the unrecognized stock-based compensation cost attributable to these restricted shares totaled approximately $578,000 which, as of that date, was expected to be recognized over a weighted average period of approximately 1.6 years. As of December 31, 2012, all of the holders of the remaining 312,501 unvested restricted shares were still in the Company’s employ and all of those restricted shares are expected to vest over the remainder of their respective vesting periods. The aggregate intrinsic value of these restricted shares, at December 31, 2012, was $625,000.

A summary of restricted stock activity during the years ended December 31, 2012 and 2011 is presented below:

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2012	232,501	$4.31
Granted	147,500	2.28
Vested	(58,500)	4.15
Forfeited	(9,000)	3.89

Outstanding and unvested at end of year	312,501	$3.39

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2011	177,000	$4.15
Granted	114,500	4.47
Vested	(58,999)	4.15
Forfeited	—	—

Outstanding and unvested at end of year	232,501	$4.31

NOTE F: EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their respective accounts. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company made no contributions to the plan in 2012, 2011 or 2010.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2012	2011	2010
	(In thousands)
Net sales to external customers
United States	$85,374	$81,856	$80,890
Canada	28,147	26,339	27,710
Other	—	—	—
Operating income (loss)
United States	$(459)	$7	$206
Canada	(1,607)	(582)	769
Other	(67)	31	310
Identifiable assets
United States	$38,341	$35,317	$34,175
Canada	11,009	11,630	12,742
Other	309	789	865

The Company has an equity investment in a corporation which conducts a business that is similar to the Company’s business, but in a much smaller scale, in Mexico. That investment, which is included in long term assets on the Company’s consolidated balance sheet, totaled approximately $935,000 and $710,000 at December 31, 2012 and 2011, respectively. The results of operation of this corporation are included in equity in the net earnings of unconsolidated affiliates in the Company’s consolidated statements of operations.

NOTE H: INCOME TAXES

Pretax income (loss) for the years ending December 31, 2012, 2011 and 2010 was taxed in the following jurisdictions:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Domestic	$(807)	$(500)	$(383)
Foreign	(1,788)	(641)	952

	$(2,595)	$(1,141)	$569

The provision (benefit) for income taxes in each of 2012, 2011 and 2010 is summarized below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current
Federal	$—	$—	$—
State	61	67	86
Foreign	(409)	(166)	273

	(348)	(99)	359
Deferred
Federal	(171)	(178)	(30)
State	—	—	13
Foreign	(62)	22	75

	(233)	(156)	58

	$(581)	$(255)	$417

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2012	2011
	(In thousands)
Deferred tax assets
Inventory	$1,187	$1,185
Bad debt provision	49	85
Property, plant and equipment	109	59
Deferred credits	1,281	1,281
Loss carryforwards	1,054	1,035
Rent	162	150
Other	817	431

Gross deferred tax assets	4,659	4,226
Less valuation allowance(2)	(1,376)	(1,213)

	3,283	3,013

Deferred tax liabilities
Property, plant and equipment	(61)	(22)
Unremitted earnings of foreign affiliates	(58)	(77)
Other	(30)	—

Gross deferred tax liabilities	(149)	(99)

Net deferred tax assets(1)	$3,134	$2,914

(1)	Of the total deferred tax assets at December 31, 2012 and 2011, $1,849,000 and $1,787,000 were included in current assets and $1,285,000 and $1,127,000 in 2012 and 2011 were included in other long-term assets at December 31, 2012 and 2011, respectively.
(2)	The deferred tax valuation allowance increased by $163,000 during 2012, $15,000 during 2011 and $37,000 during 2010.

Set forth below is a reconciliation between actual tax expense and expected tax expense for the respective periods presented below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Earnings (loss) before income taxes	$(2,595)	$(1,141)	$569

Expected income tax expense at 34%	$(882)	$(388)	$193
Difference in rates on earnings of foreign operations	83	80	6
Stock based compensation and other nondeductible expenses	27	43	96
State taxes and credits (net of federal benefit)	50	40	80
Change in valuation allowance	—	7	36
Unremitted earnings of foreign subsidiaries	(19)	(1)	—
Exclusion of earnings of foreign affiliates	(54)	(12)	(6)
Foreign dividend	192	—	—
Other	22	(24)	12

Income tax provision (benefit)	$(581)	$(255)	$417

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

At December 31, 2012, the operating loss carryforwards available for federal and state income tax purposes were $2,033,000 and $4,532,000, respectively. The earliest carryforwards begin to expire in 2013. At December 31, 2012, foreign tax credit carryforwards available for federal income tax purposes totaled $328,000, which expire in 2015. State targeted tax area credit carryforwards of $1,245,000 are available with no expiration dates.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

It is our policy to classify interest and penalties as a component of tax expense. At December 31, 2012 we had $263,000 of unrecognized tax benefits, of which $3,000 impacted our effective tax rate. Interest and penalties totaled $131,000, which was accrued on the balance sheet at December 31, 2012.

The Company and its domestic subsidiaries file income tax returns in the US federal jurisdiction and in various state jurisdictions. The Company’s foreign subsidiaries file income tax returns in the respective jurisdictions in which they are based. With few exceptions, we are no longer subject to tax examinations by taxing authorities for years before 2007. We do not expect total unrecognized tax benefits to change significantly during the year ending December 31, 2013 due to the expiration of any statutes of limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):	2012	2011
Balance as of January 1,	$260	$260
Additions for tax positions related to the current year	3	29
Reductions for tax positions of prior years	—	(29)

Balance as of December 31,	$263	$260

NOTE I: EARNINGS (LOSS) PER SHARE

We calculate basic earnings (loss) per share (EPS) of our common stock for any period by dividing the Company’s net earnings (loss) by the weighted-average number of common shares outstanding for that period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Outstanding stock options and restricted shares were not considered to be dilutive securities for the year ended December 31, 2012 due to the net loss incurred by the Company in 2012. Set forth below are the computations of basic and diluted earnings (loss) per share for each of the following periods:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Numerator:
Net earnings (loss)	$(2,014)	$(886)	$152

Denominator:
Weighted average shares outstanding	4,597	4,535	4,475
Dilutive effect of stock options and restricted shares	—	—	99

Denominator for diluted earnings (loss) per share	4,597	4,535	4,574

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consisted of the following at December 31:

	2012	2011
	(In thousands)
Payroll and related benefits	$703	$662
Rent	465	429
Income and other taxes	404	413
Other	1,946	1,719

	$3,518	$3,223

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

NOTE K: WARRANTY RESERVE

We generally do not independently provide warranties on the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. Accordingly, we maintain a reserve against which we charge warranty claims we receive with respect to those generators. The amount of the reserve is determined based primarily on our historical warranty claims experience and the number of portable generators that we sell each year. We periodically increase the warranty reserve to replenish it after it has been reduced by warranty claims charged against it or to increase the reserve in response to increases in claims or in the number of generators that we have sold. Those increases are effectuated by means of a provision for warranty claims which is recorded as a component of our costs of sales in our consolidated statements of operations.

Set forth in the table below is our accrued warranty expense (in thousands), which is included in accrued liabilities on the consolidated balance sheet:

	As of December 31,
	2012	2011
Accrued warranty balance as of January 1,	$564	$469
Warranty costs incurred	(1,214)	(878)
Provision for warranty claims	1,340	973

Accrued warranty balance as of December 31,	$690	$564

NOTE L: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase air conditioners from Airxcel, Inc. (“Airxcel”) and generators from Zhejiang Xingyu Industry and Trade Co., Ltd, (“Zhejiang”). Our purchases from Airxcel accounted for approximately 22%, 20%, and 18% of our total product purchases in 2012, 2011, and 2010, respectively. Our purchases from Zhejiang accounted for 6% of our total product purchases in 2012 and 2011, but less than 5% in 2010.

Concentration of Credit Risk. We maintain bank accounts with high quality financial institutions to minimize credit risk. However, our deposit balances may periodically exceed federal deposit insurance limits.

NOTE M: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
Net sales	$24,248	$34,115	$34,484	$20,674
Gross profit	3,409	5,609	5,688	2,596
Net earnings (loss)	(1,345)	504	307	(1,480)
Net earnings (loss) per share – diluted	(0.30)	0.11	0.07	(0.32)

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(Unaudited)
Net sales	$24,697	$33,218	$31,586	$18,694
Gross profit	3,898	6,302	5,706	2,123
Net earnings (loss)	(1,039)	980	612	(1,439)
Net earnings (loss) per share – diluted	(0.23)	0.21	0.13	(0.32)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2010, 2011 and 2012

Description	Balance at Beginning of Period	Adjustments	Write Off of Bad Debts	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2010	$740,000	$(48,000)	$(36,000)	$656,000
Year Ended December 31, 2011	$656,000	$(160,000)	$(109,000)	$387,000
Year Ended December 31, 2012	$387,000	$23,000	$(99,000)	$311,000

Description	Balance at Beginning of Period	Adjustments	Write Off of Scrapped Inventory	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2010	$1,796,000	$470,000	$(257,000)	$2,009,000
Year Ended December 31, 2011	$2,009,000	$179,000	$(787,000)	$1,401,000
Year Ended December 31, 2012	$1,401,000	$224,000	$(186,000)	$1,439,000

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2010	$1,161,000	$37,000	$—	$1,198,000
Year Ended December 31, 2011	$1,198,000	$15,000	$—	$1,213,000
Year Ended December 31, 2012	$1,213,000	$163,000	$—	$1,376,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2012, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2012, The Coast Distribution System, Inc. maintained effective internal control over financial reporting.

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

As discussed above in Item 7 of this report, entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION,” under the subcaption “Financial Condition, Liquidity and Capital Resources,” the Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N. A., as lender (the “Bank”).

The Credit Line Agreement contains a single financial covenant which requires the Company to achieve a fixed charge coverage ratio of at least 1.10–to-1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The first of those rolling 12-month periods to which the covenant was to have been applicable was the 12 month period ended December 31, 2012.

On March 25, 2013 the Company and the Bank entered into the 14th Amendment to the Credit Line Agreement (the “14th Amendment”), which provides, instead, that the first of those rolling 12-month periods to which that financial covenant will apply will be the 12 month period ending March 31, 2013.

The foregoing summary of the 14th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.54 to, and by this reference is incorporated into, this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2013 for the Company’s 2013 Annual Stockholders’ Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2013 for the Company’s 2013 Annual Stockholders’ Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2013 for the Company’s 2013 Annual Stockholders’ Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2012:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders Stock option and incentive plans	433,000	$3.60	323,833
Equity compensation plans not approved by stockholders	—	—	—

	433,000	$3.60	323,833

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2013 for the Company’s 2012 Annual Stockholders’ Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2013 for the Company’s 2013 Annual Stockholders’ Meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements. The Consolidated Financial Statements of The Coast Distribution System, Inc. and Financial Statement Schedules: See Index to Financial Statements on Page 28 of this Report.

(2)	Financial Statement Schedules. Schedule II — Valuation and Qualifying Accounts is set forth at Page 47 of this Report. All other schedules are omitted as the information is not required, is not material or is otherwise furnished.

(3)	Exhibits. See Index to Exhibits, elsewhere in this Report, for a list and description of (i) exhibits previously filed by the Company with the Commission and (ii) the exhibits being filed with this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 29, 2013	By:	/S/ JAMES MUSBACH
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

Signature	Title	Date

/S/ JAMES MUSBACH James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2013

/S/ THOMAS R. MCGUIRE Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	March 29, 2013

/S/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 29, 2013

/S/ JOHN W. CASEY John W. Casey	Director	March 29, 2013

/S/ LEONARD P. DANNA Leonard P. Danna	Director	March 29, 2013

/S/ BEN A. FRYDMAN Ben A. Frydman	Director	March 29, 2013

/S/ ROBERT S. THROOP Robert S. Throop	Director	March 29, 2013

S-1

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 (the “Bank Credit Line Agreement”) between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Bank Credit Line Agreement. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Bank Credit Line Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.47	Seventh Amendment to Bank Credit Line Agreement entered into as November 8, 2010 by the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.48	Eighth Amendment to Bank Credit Line Agreement entered into as of May 10, 2011 by the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.49	Ninth Amendment to Bank Credit Line Agreement entered into as of July 27, 2011 by the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2011.)

E-1

Exhibit Number	Description of Exhibits

10.50	Tenth Amendment to Bank Credit Line Agreement entered into as of November 8, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.51	Eleventh Amendment to Bank Credit Line Agreement entered into May 1, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2012.)

10.52	Twelfth Amendment to Bank Credit Line Agreement entered into July 30, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2012.)

10.53	Thirteenth Amendment to Bank Credit Line Agreement entered into November 9, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.54	Fourteenth Amendment to Bank Credit Line Agreement entered into March 25, 2013 between the Company and Bank of America, N.A.

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.

E-2