Form 10-K/A
period 2012-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2013-04-30
CIK 728303

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

As of April 20, 2013, a total of 4,903,914 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 29, 2013, The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 10-K”) with the Securities Exchange Commission (the “SEC”). This Amendment No. 1 is being filed to add, into Part III of the 2012 10-K, the information that was to have been incorporated by reference therein from the Company’s proxy statement for its 2013 Annual Meeting of Stockholders.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1. Those certifications are the only Exhibits that are being filed with this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 (i) does not reflect or discuss any events that may have occurred during the period that began on March 30, 2013 and will end on the date of the filing of this Amendment No. 1 on Form 10-K/A with the SEC and (ii) does not modify or update any disclosures in the originally filed 2012 10-K that may have been affected by any such subsequent events.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2012

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

Name	Age	Position	Director Since	Current Term Expires
Class II Directors:
John W. Casey	71	Director	1998	2014
James Musbach	63	President, Chief Executive Officer and Director	2007	2014
Class III Directors:
Thomas R. McGuire	69	Executive Chairman and Chairman of the Board	1977	2015
Ben A. Frydman	66	Director	1988	2015
Class I Directors:
Robert S. Throop	75	Director	1995	2013
Leonard P. Danna	60	Director	2003	2013

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

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is, and for more than the past thirty years has been, engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2012 and is providing legal services to the Company in 2013. Mr. Frydman received a Bachelor’s Degree, with honors, from UCLA in 1968 and graduated with honors with a J.D. Degree from Harvard Law School in 1973. Mr. Frydman has been the Company’s outside counsel since 1983 and, in that capacity, has been an advisor to management and the Board in connection with virtually all of the Company’s major corporate transactions and acquisitions and the implementation of its growth strategies. As a result, he has a keen knowledge of the Company’s business and the management of business risks that the Company encounters in connection with its operations and growth strategies.

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

Our Board members are encouraged to prepare for and to attend all meetings of the Board and the Board committees of which they are members and all stockholder meetings. During the fiscal year ended December 31, 2012, the Board of Directors of the Company held a total of five meetings and all of the directors attended at least 80% of the total of those meetings and the meetings of the Board committees on which they served during 2012. All of our directors also attended the 2012 Annual Meeting of Stockholders.

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

On the basis of the above criteria, the Board has determined that four of the Company’s six directors are independent, including Mr. Frydman. Since Messrs. McGuire and Musbach are executive officers of the Company, they are not deemed to be independent directors. In determining that Mr. Frydman is independent, the other independent directors considered the fact that Mr. Frydman is a stockholder in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during the past three years and is providing legal services to Coast in 2013. However, on the basis of the criteria set forth above and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that his relationship did not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of the Company.

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

Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2012 is set forth below.

Audit Committee and Financial Experts. The members of the Audit Committee are Leonard P. Danna, its Chairman, and Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the AMEX listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the SEC. The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. To ensure independence, the Audit Committee meets separately with our outside auditors and members of management, respectively. The Audit Committee held a total of four meetings in 2012.

Compensation Committee. The members of the Compensation Committee are John W. Casey, who serves as the Committee’s Chairman, Robert S. Throop and Leonard P. Danna, each of whom is independent (as defined in the AMEX listed company rules). The Compensation Committee (i) sets the salaries of the Company’s executive officers; (ii) adopts non-equity incentive compensation and other non-equity benefit plans for our executive officers and sets the performance targets and determines the incentive compensation awards that may be earned under those plans; and (iii) oversees the administration of, and makes determinations with respect to the granting and terms of stock options and restricted shares granted under, the Company’s equity incentive plans. The Compensation Committee operates under a charter that sets forth the role and responsibilities of the Committee. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. The Compensation Committee held one meeting in 2012.

Mr. Musbach sometimes participates in meetings of the Compensation Committee to provide the Committee with information with respect to the performance of the Company’s other executive officers who report to him.

Nominating and Governance Committee. The members of the Nominating and Governance Committee are Robert S. Throop, its Chairman, Ben A. Frydman and John W. Casey, each of whom is independent within the meaning of the AMEX Listing Rules. This Committee has a written charter that sets forth its responsibilities, which include identifying and recommending nominees for election to the Board; making recommendations to the Board regarding the directors to be appointed to each of its standing Committees; developing and recommending corporate governance guidelines for adoption by the Board of Directors; and overseeing the annual self-assessments by the Company’s Directors of the performance of the Board of Directors and its Committees. A copy of the Committee’s charter may be viewed in the investor relations section of our website at www.coastdistribution.com. The Committee held one meeting in 2012.

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

Stockholder Recommendation of Board Candidates. Any stockholder desiring to submit a recommendation for consideration by the Nominating and Governance Committee of a candidate whom the stockholder believes is qualified to be a nominee for election to the Board at any annual stockholders’ meeting may do so by submitting that recommendation in writing to the Committee not later than 120 days prior to the first anniversary of the date on which the proxy materials for the prior year’s annual meeting were first sent to stockholders. However, if the date of an annual stockholders’ meeting has been changed by more than 30 days from the anniversary date of the prior year’s annual meeting, the recommendation must be received within a reasonable time before the Company begins to print and mail its proxy materials for the upcoming annual meeting. In addition, the recommendation should be accompanied by the following information: (i) the name and address of the nominating stockholder and the person that the nominating stockholder is recommending for consideration as a candidate for Board membership; (ii) the number of shares of voting stock of the Company that are owned by the nominating stockholder, his or her recommended candidate and any other stockholders known by the nominating stockholder to be supporting the nomination of that candidate; (iii) a description of any arrangements or understandings that relate to the election of directors of the Company, between the nominating stockholder, or any person that (directly or indirectly through one or more intermediaries) controls, or is controlled by, or is under common control with, such stockholder, on the one hand, and the person that the nominating stockholder is recommending for election to the Board or any other person or persons (naming each such person), on the other hand; (iv) such other information regarding the recommended candidate as would be required to be included in a proxy statement prepared in accordance with and filed pursuant to the SEC’s proxy rules; and (v) the written consent of the recommended candidate to be named as a nominee and, if nominated and elected, to serve as a director.

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

Compensation and Risk Management. The Company’s Compensation Committee and Board of Directors have reviewed the Company’s executive and employee compensation practices to analyze whether or not they create improper incentives that would result in a material risk to the Company. Based on this review and analysis, the Compensation Committee and the Board of Directors have determined that none of the Company’s compensation practices for its executive officers or employees is reasonably likely to have a material adverse effect on the Company.

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

Based solely on a review of the copies of those reports that were filed respectively by our executive officers, directors, and the 10% Stockholder pursuant to Section 16(a) of the Exchange Act, to our knowledge all of our executive officers and directors, and that 10% Stockholder, complied with all Section 16(a) filing requirements applicable to their transactions in the Company’s securities in 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2012 and 2011 by the Company’s Chief Executive Officer, and the next two highest paid executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2012 exceeded $100,000 (collectively, the “NEOs” or “Named Executive Officers”):

Name and Principal Position	Year	Salary	Equity Incentive Plan Awards($)(1)	Non-Equity Incentive Compensation(2)	All Other Compensation(3)	Total
James Musbach	2012	$237,500	$91,200	$—	$5,980	$334,680
President & Chief Executive Officer	2011	$237,500	$208,689	$—	$5,980	$452,169
Thomas R. McGuire	2012	$232,164	$22,800	$—	$5,980	$260,946
Executive Chairman	2011	$237,500	$51,835	$—	$5,980	$295,315
Sandra A. Knell	2012	$195,700	$45,600	$—	$5,980	$241,300
EVP and Chief Financial Officer	2011	$195,700	$38,646	$—	$5,980	$234,346

(1)	Amounts in this column represent the grant date fair values, calculated in accordance with FASB ASC 718, of equity incentive awards granted to each of the NEOs in 2012 and 2011. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK INCENTIVE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K below.
(2)	None of the NEOs received any cash or other non-equity incentive compensation awards for 2012 or 2011. See “Narrative to Summary Compensation Table” below.
(3)	The other compensation received by Messrs. Musbach and McGuire in 2012 and 2011 consisted solely of automobile allowances to reimburse them for the expenses they incurred in using their personal automobiles on Company business.

Narrative to Summary Compensation Table

Annual Base Salaries

Mr. Musbach served as the Company’s President and Chief Operating Officer until April 2008, when he was promoted to Chief Executive Officer. Although the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000 in conjunction with that promotion, he declined to accept that increase as his contribution to a cost reduction program adopted by the Board in response to the economic recession and credit crisis. As a result, Mr. Musbach’s annual base salary in 2008 was $250,000. Then, effective February 1, 2009, Mr. Musbach reduced his annual base salary by 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Mr. Musbach’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Mr. Musbach’s annual base salary for 2011 and 2012 included that 5% salary increase.

In 2008, Mr. McGuire’s annual base salary was $360,000. However, as his contribution to the Company’s cost reduction programs, Mr. McGuire voluntarily reduced his annual base salary on two occasions in 2008: (i) a $50,000 reduction, effective June 1, 2008, bringing his annual base salary from $360,000 to $310,000 and (ii) an additional $60,000 reduction, effective December 1, 2008, bringing his annual base salary from $310,000 to $250,000, which was 30% lower than the amount of his annual base salary at the beginning of 2008. Then, effective February 1, 2009, Mr. McGuire reduced his then annual base salary by an additional 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Mr. McGuire’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Mr. McGuire’s annual base salary for 2011 included that 5% salary increase. However, Mr. McGuire agreed to reduce his annual salary by 10% effective September 15, 2012. As a result, his annual salary for 2012 includes that reduction for the last 3.5 months of that year.

Ms. Knell, like the other NEOs, agreed to reduce her annual base salary by 10%, effective February 1, 2009 as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Ms. Knell’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Ms. Knell annual base salary for 2011 and 2012 included that 5% salary increase.

Non-Equity and Equity Incentive Compensation

Equity Incentive Compensation. With the approval of our stockholders, we adopted an equity incentive plan in 2012 (the “2012 Equity Incentive Plan”). That Plan set aside shares of our common stock for future grants of equity awards which, to date, have consisted of stock options and restricted stock awards. Those awards are intended to create incentives, in the form of financial rewards, to NEOs and other management employees for performance that leads to increases in our stock price, so as to better align the financial interests of our NEOs and other key management employees with those of our stockholders.

Additionally, in order to earn equity incentive awards, the recipients of the awards are required to remain in the Company’s employ over vesting periods that, in most cases, range from three-to-five years. Generally, if an executive’s employment with the Company is terminated (whether by the executive or the Company) prior to the expiration of the multi-year vesting period, the unvested portion of the equity award is forfeited. As a result, such awards also provide an incentive for executives to focus their efforts on the Company’s achievement of longer term financial results and to remain in the Company’s employ over a multi-year period.

The Compensation Committee oversees the administration of the 2012 Equity Incentive Plan and, in that capacity, determines (i) the executive officers and other management employees who will be granted equity incentive awards under that Plan, (ii) the number of shares that Plan participants may receive pursuant to such awards, and (iii) the nature and terms of, and the vesting conditions that will apply to, such awards. Generally, the Compensation Committee grants equity incentive awards to our NEOs and other key management employees on the commencement of their employment with the Company, and annually thereafter, at a pre-scheduled Compensation Committee meeting usually held during the first quarter of each year.

The 2012 Equity Incentive Plan provides that all unvested equity incentive awards, whether held by our NEOs or other employees, will become vested on a change of control of the Company, unless the party acquiring control of the Company agrees to assume or to substitute comparable equity incentives for the outstanding equity incentive awards on terms approved by the Compensation Committee.

Cash Incentive Plan. The Compensation Committee usually adopts a cash incentive or bonus plan each year to provide our executive officers and other key management employees with the opportunity to earn cash incentive awards or bonuses based on the Company’s financial performance for the year. The primary purposes of these annual cash bonus plans are to (i) provide meaningful incentives in the form of financial awards to our executive officers and other key management employees for making significant contributions to the Company’s achievement of one or more annual financial goals, and (ii) to make a significant portion of the compensation of each NEO and other plan participant, in excess of his or her annual base salary, dependent on the Company’s financial performance and, thereby, promote the interests of the Company and its stockholders. The amounts of the potential bonus awards that the NEOs could have earned under the 2012 cash incentive bonus plan ranged from 10% to 55% of their respective 2012 annual base salaries, depending on the extent to which they achieved or exceeded a per-tax earnings goal established by the Compensation Committee. However, no cash bonus awards were earned or paid to any of the NEOs or other participants under the 2012 cash incentive plan, because the Company did not achieve the 2012 threshold financial performance goal established under that plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and restricted stock awards that have been granted to our NEOs and were outstanding as of December 31, 2012.

	Stock Option Awards Outstanding at December 31, 2012						Restricted Share Awards Outstanding at December 31, 2012
Names	Grant Dates		Number of Shares underlying Unexercised Stock Options		Option Exercise Price($)(1)	Expiration Dates(2)	Grant Dates	Not Yet Vested		Market Value of Shares Not Yet Vested($)(3)
			Exercisable	Not Yet Exercisable
James Musbach	3/06/08	(4)	20,000	—	$5.20	3/06/13
	1/27/09	(5)	100,000	—	$1.22	1/27/14
							3/09/10	23,667	(7)	$47,300
							3/15/11	28,000	(8)	$56,000
							3/27/12	40,000	(7)	$80,000
Thomas R. McGuire	3/06/08	(4)	20,000	—	$5.20	3/06/13
	3/26/09	(6)	20,000	—	$0.90	3/26/14
							3/09/10	8,333	(7)	$16,700
							3/15/11	14,000	(8)	$28,000
							3/27/12	10,000	(7)	$20,000
Sandra A. Knell	1/08/04		5,000	—	$6.10	1/08/14
	2/17/05		5,000	—	$7.29	2/17/15
	3/06/08	(4)	10,000	—	$5.20	3/06/13
	3/26/09	(6)	10,000	—	$0.90	3/26/14
							3/09/10	5,000	(7)	$10,000
							3/15/11	14,000	(8)	$28,000
							3/27/12	20,000	(7)	$40,000

(1)	Each option grant was made at an exercise price equal to 100% of the closing price per share of our common stock on the date of grant as reported by the American Stock Exchange.
(2)	The expiration dates of the option awards range from five to ten years from their respective dates of grant, subject to earlier termination on cessation of the NEO’s service with the Company.
(3)	The market value of restricted share awards that had not yet vested as of December 31, 2012 was determined by multiplying the number of shares subject to each award by $2.00, which was the closing price, as reported by the American Stock Exchange, of the Company’s common stock on the last trading day of 2012, which was December 30, 2012.
(4)	These options expired on March 6, 2013.
(5)	These options became exercisable on January 27, 2012.
(6)	These options became exercisable on March 26, 2012
(7)	Each of these restricted share awards vests, subject to the continued employment of the NEO, in three annual installments, each with respect to 33.3% of the restricted shares, commencing on the first anniversary of the date of grant.
(8)	These restricted shares vest, subject to the continued employment of the NEO, in two annual installments, each with respect to 50% of the restricted shares, commencing on the third anniversary of the date of grant.

Restricted Shares Vested and Options Exercised in 2012

Restricted Shares. The following table sets forth the number of each NEO’s restricted shares that became vested in 2012 the respective market values of those shares determined as of December 31, 2012:

Names	Restricted Shares Vested in 2012	Market Value at December 31, 2012(1)
James Musbach	37,000	$95,234
Thomas R. McGuire	11,667	$30,335
Sandra A. Knell	11,667	$29,167

(1)	The market value of each NEO’s vested shares was determined by multiplying the number of his or her vested shares by the closing price, as reported by the American Stock Exchange, of the Company’s common stock on the date of vesting.

Stock Options. None of the NEOs exercised any stock options in 2012.

Pension Benefits

We have not established any pension arrangements and we do not provide any post-retirement health coverage for our NEOs or other employees. Our NEOs, as well as all other full time employees, are eligible to participate in our 401(K) defined contribution plan on a non-discriminatory basis. The Company did not make any matching contributions to the 401(K) plan for 2012.

Nonqualified Deferred Compensation Plans

We have not established any nonqualified deferred compensation programs for our NEOs or any other employees.

CEO Employment Agreement

In July 2011, the Company entered into an employment agreement with its President and Chief Executive Officer, James Musbach (the “Employment Agreement”). That Agreement was for a term which ended on December 31, 2012 and, therefore, has expired and is no longer in effect. As a result, Mr. Musbach continues as the Company’s President and CEO on an at-will basis. The Employment Agreement had provided that if Mr. Musbach’s employment had been terminated by the Company without cause prior to December 31, 2012, he would have received a lump sum severance payment of not more than one year’s salary and his unpaid employee benefits through the effective date of such termination. The Agreement also had provided that if there had been a change of control of the Company prior to December 31, 2012 and within the succeeding 12 months his employment was terminated without cause or he elected to terminate his employment due certain specified events that adversely affect his position as CEO,then (i) he would have become entitled to receive severance compensation equal to one year’s salary and reimbursement by the Company of 50% of his “COBRA” health insurance premiums, and (ii) his then unvested options or restricted shares would have become vested. However, due to the expiration of Mr. Musbach’s Employment Agreement, the severance and change of control provisions of that Agreement are no longer of any force or effect.

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

Director Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2012, each non-employee director received a retainer of $6,000 per year for his service as member of the Board of Directors and a fee of $1,500 (i) for each Board meeting he attended and (ii) for each Committee meeting he attended on a date other than a date on which a Board meeting was held. Non-employee directors also are reimbursed for their out-of-pocket expenses incurred in attending those meetings.

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

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2012.

Name	Fees Earned or Paid in Cash(1)	Option Awards ($)(2)	All Other Compensation	Total
John W. Casey	$13,500	$2,560	$—	$16,060
Leonard P. Danna	$13,500	$2,560	$—	$16,060
Ben A. Frydman	$13,500	$2,560	$—	$16,060
Robert S. Throop	$13,500	$2,560	$—	$16,060

(1)	This column reports the amount of cash compensation earned in 2012 for Board and Committee service.
(2)	Amounts in this column represent the fair values of stock options granted to each director at the date of grant of the options, determined in accordance with FASB ASC 718. The fair values of options were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of the our common stock. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK INCENTIVE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 20, 2013, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and each executive officer of the Company, and (ii) all of those directors and executive officers as a group. As of April 20, 2013, a total of 4,923,41 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Shares Outstanding
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	477,583	(2)	9.7%
Robert E. Robotti(3) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	401,421	(3)	8.2%
JB Capital Partners, L.P. Alan W. Weber 5 Evan Place Armonk, NY 10504	375,100	(4)	7.7%
Dimensional Fund Advisors, LP 1299 Ocean Avenue Santa Monica, CA 90401	351,730	(5)	7.2%
Lone Star RV Sales, Inc. 14444 North Freeway, Houston, TX 77090	252,900	(6)	5.2%
John W. Casey	45,000	(7)	*
Robert S. Throop	43,000	(7)	*
Ben A. Frydman	31,000	(7)	*
Leonard P. Danna	20,000	(7)	*
James Musbach	294,000	(8)	5.9%
Sandra A. Knell	154,546	(8)	3.1%
Dennis A. Castagnola	129,124	(8)	2.6%
David A. Berger	100,215	(8)	2.0%
All directors and NEOs as a group (9 persons)	1,294,468	(9)	25.1%

*	Less than 1%.
(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person is holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on June 20, 2013. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.
(2)	Includes 20,000 shares subject to outstanding stock options that currently are exercisable or will become exercisable during the 60-day period ending June 20, 2013.
(3)	In a report filed by Robert E. Robotti with the SEC on March 28, 2008 (which is the most recent such report filed by Mr. Robotti), of these 401,421 shares of the Company’s common stock, Mr. Robotti shares voting and dispositive power with: (i) Robotti & Company, Incorporated as to 5,000 of these shares; (ii) Robotti & Company, LLC, as to 18,950 of these shares, (iii) Robotti Company Advisors LLC as to 14,750 of these shares; (iv) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investment Company, L.P. as to 241,535 of these shares, and (v) Kenneth R. Wasiak, Ravenswood Management Company, LLC and Ravenswood Investments III, as to 101,186 of these shares. Mr. Robotti also reported that he may be deemed to share beneficial ownership with Suzanne Robotti, Mr. Robotti’s wife, as to 20,000 shares, even though the report states that Suzanne Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.

(4)	In a report filed with the SEC, JB Capital Partners, L.P. and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership in the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.
(5)	Dimensional Fund Advisors, LP (“DFA”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. According to a report filed by DFA with the SEC: (i) these 351,730 shares are owned by four investment companies registered under the Investment Company Act of 1940 and certain commingled group trusts and separate accounts, and (ii) in its capacity as investment advisor to those investment companies and investment manager of those trusts and accounts, DFA exercises sole voting power with respect to 349,530 of these shares and sole dispositive power with respect to all 351,730 of these shares. However, in that report DFA disclaimed beneficial ownership of these shares.
(6)	In a report filed with the SEC, Lone Star RV Sales, Inc. reported that it possesses sole ownership and dispositive power with respect to these shares and that it disclaims beneficial ownership of 13,000 shares owned by Scott Byrne and 10,000 shares owned by Gordon Byrne.
(7)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2013, as follows: Mr. Casey – 20,000 shares; Mr. Throop — 20,000 shares; Mr. Frydman — 20,000 shares; and Mr. Danna – 20,000 shares.
(8)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2013, as follows: Mr. Musbach — 100,000 shares; Ms. Knell — 20,000 shares; Mr. Castagnola — 20,000 shares; and Mr. Berger — 20,000 shares.
(9)	Includes a total of 260,000 shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2013.

Information Regarding Equity Compensation Plans

The following table provides information as of December 31, 2012 relating to our equity compensation plans:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders	433,000	$3.60	323,833
Equity compensation plans not approved by stockholders	—	—	—

	433,000	$3.60	323,833

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2012 there were no transactions or any series of similar transactions engaged in by the Company in which any NEO, Director or holder of more than 10% of our common stock, or any member of the immediate family or any affiliates of any of the foregoing persons, had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The accounting firm of Burr Pilger Mayer, Inc. (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2012 and 2011.

Audit and Other Services Rendered and Related Fees

Audit Services. During each of the years ended December 31, 2012 and 2011, Burr Pilger rendered audit services to us consisting of: (i) the annual audit of our consolidated financial statements for each of those years; and (ii) reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q, filed with the SEC for the quarters ended March 31, June 30 and September 30, in each of those years, respectively. Fees paid for those audit services totaled $269,670 for 2012 and $261,270 for 2011.

Audit Related Services. During 2012 and 2011 Burr Pilger did not provide any audit related services to us.

Other Services. In 2012, we paid fees of $11,200 to Burr Pilger for tax consulting services.

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

Dated: April 30, 2013	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES MUSBACH* James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2013

/s/ THOMAS R. MCGUIRE* Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	April 30, 2013

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 30, 2013

/s/ JOHN W. CASEY* John W. Casey	Director	April 30, 2013

/s/ LEONARD P. DANNA* Leonard P. Danna	Director	April 30, 2013

/s/ BEN A. FRYDMAN* Ben A. Frydman	Director	April 30, 2013

/s/ ROBERT S. THROOP* Robert S. Throop	Director	April 30, 2013

By: /s/ SANDRA A. KNELL * Sandra A. Knell, Attorney-in-Fact		April 30, 2013

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

4.1	Rights Agreement, dated as of February 3, 2006, between the Company and U.S. Stock Transfer Corporation, which includes, as Exhibit A, a form of Certificate of Designation for the Series A Junior Participating Preferred Stock; as Exhibit B, the Form of Rights Certificate and. As Exhibit C, a Summary of Rights. (Incorporated by reference from the same numbered Exhibit to the Company’s Registration Statement on Form 8-A filed with the Commission on February 6, 2006).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment to Bank Credit Line Agreement entered into March 27, 2008 between the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Bank Credit Line Agreement entered into November 30, 2009 between the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.47	Seventh Amendment to Bank Credit Line Agreement entered into November 8, 2010 between the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.48	Eighth Amendment to Bank Credit Line Agreement entered into May 10, 2011 between the Company and Bank of America, N.A. (Incorporated by reference toExhibit10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.49	Ninth Amendment to Bank Credit Line Agreement entered into July 27, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2011.)

10.50	Tenth Amendment to Bank Credit Line Agreement entered into November 8, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.51	Eleventh Amendment to Bank Credit Line Agreement entered into May 1, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2012.)

10.52	Twelfth Amendment to Bank Credit Line Agreement entered into July 30, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2012.)

E-1

10.53	Thirteenth Amendment to Bank Credit Line Agreement entered into November 9, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.54	Fourteenth Amendment to Bank Credit Line Agreement entered into March 25, 2013 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Commission on March 29, 2013.)

Exhibit No.	Description of Exhibits

21	Subsidiaries of Registrant(1)

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm(1)

24	Power of Attorney — Included on Signature Page.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Included as Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed by the Company with the Commission on March 29, 2013.

*	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business reporting Language). Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and are otherwise not subject to liability under these sections.

E-2