Form 10-Q
period 2013-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2013-05-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

4,908,914 shares of Common Stock as of May 2, 2013

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	2

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.	Controls and Procedures	19

Part II. Other Information

Item 1A	Risk Factors	20

Item 2A	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 5	Other Information	20

Item 6	Exhibits	21

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

Exhibit 10.55	Fifteenth Amendment, dated May 10, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current Assets
Cash	$722	$1,942
Accounts receivable – net of allowances of $337 and $311 as of March 31, 2013 and December 31, 2012, respectively	18,133	9,933
Inventories	34,553	30,289
Other current assets	2,651	3,207

Total current assets	56,059	45,371
Property, Plant, and Equipment, net	1,187	1,188
Other Assets	3,595	3,100

Total Assets	$60,841	$49,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$7,666	$6,135
Accrued liabilities	3,001	3,518

Total current liabilities	10,667	9,653
Long-Term Obligations	22,244	10,933

Total Liabilities	32,911	20,586

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 4,903,914 and 4,923,431 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	17,823	17,766
Accumulated other comprehensive income	1,643	1,904
Retained earnings	8,464	9,403

Total Stockholders’ Equity	27,930	29,073

Total Liabilities and Stockholders’ Equity	$60,841	$49,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2013	2012
Net sales	$25,397	$24,248
Cost of sales, including distribution costs	21,195	20,839

Gross profit	4,202	3,409
Selling, general and administrative expenses	5,371	4,989

Operating loss	(1,169)	(1,580)
Other (income) expense
Interest	173	139
Other	16	(9)

Total other expense, net	189	130

Loss before income taxes	(1,358)	(1,710)
Income tax benefit	419	365

Net loss	$(939)	$(1,345)

Basic and diluted loss per share	$(0.20)	$(0.30)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2013	2012
	(In thousands)
Net loss	$(939)	$(1,345)
Other comprehensive income (loss):
Foreign currency translation adjustment	(261)	278

Total comprehensive loss	$(1,200)	$(1,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(939)	$(1,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	163
Stock-based compensation	105	99
Gain on sale of property and equipment	(1)	(13)
Deferred income taxes	(456)	(206)
Changes in assets and liabilities:
Accounts receivable	(8,200)	(8,125)
Inventories	(4,264)	(4,162)
Other current assets	476	283
Accounts payable	1,531	3,361
Accrued liabilities	(517)	(53)

Net cash used in operating activities	(12,122)	(9,998)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	16
Capital expenditures	(92)	(151)
Increase in other assets	(20)	(2)

Net cash used in investing activities	(111)	(137)

Cash flows from financing activities:
Borrowings under line of credit agreement	32,390	27,508
Repayments under line of credit agreement	(21,040)	(20,671)
Excess tax benefit from stock-based payments	—	(13)
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(48)	—

Net cash provided by financing activities	11,302	6,824

Effect of exchange rate changes on cash	(289)	266

NET DECREASE IN CASH	(1,220)	(3,045)
Cash beginning of period	1,942	4,180

Cash end of period	$722	$1,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying (a) condensed consolidated balance sheet as of December 31, 2012, which has been derived from our audited financial statements, and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2013 and its consolidated results of its operations and cash flows for the three months ended March 31, 2013 and 2012. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2012 filed with the SEC on March 29, 2013 (the “2012 10-K”). The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2012 10-K.

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

2.	The Company’s business is seasonal and its results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this report.

3.	Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Nonvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation of diluted earnings per share if their exercise prices are greater than the average market price of the Company’s common stock or if the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to the option shares or restricted shares would have been antidilutive. All of the Company’s common shares issuable on exercise of outstanding stock options and all unvested restricted shares were excluded from the computation of diluted earnings per share in the quarters ended March 31, 2013 and 2012, because the Company incurred losses in those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table which follows sets forth the manner in which diluted earnings (loss) per common share for the three months ended March 31, 2013 and 2012 were calculated.

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Numerator:
Net loss	$(939)	$(1,345)

Denominator:
Weighted average shares outstanding	4,624	4,559
Dilutive effect of stock options	—	—

Denominator for diluted net loss per share	4,624	4,559

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases (in thousands of dollars) are as follows:

Year Ending December 31,
2013 (remaining nine months)	$2,769
2014	3,421
2015	3,259
2016	2,782
2017	523
Thereafter	1,340

$14,094

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales (in thousands), by region, for the periods presented below:

	Three Months Ended March 31,
	2013	2012
USA	$18,941	$17,372
Canada	6,456	6,876

	$25,397	$24,248

6.	Stock-Based Compensation.

In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for the grant of new options or other equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans. At March 31, 2013, options to purchase a total of 333,000 shares of our common stock and a total of 207,497 of unvested restricted shares were outstanding under the 2012 and Previously Approved Plans. As of that same date, 443,350 shares remained available for future equity incentive grants under the 2012 Plan, whereas no shares remained available for future equity incentive grants under the Previously Approved Plans.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate unexercised, of if any restricted shares outstanding under any of those Plans were to be forfeited or reacquired by the Company, the shares that had been subject to those equity incentives would have

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides that those shares will, instead, cease to be available for the grant of new equity incentives under the Previously Approved Plans and the number of shares that will be available for future equity grants under the 2012 Plan will be increased by an equal number of shares.

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

We did not grant any stock options in the three months ended March 31, 2013 or 2012. As a result, no estimates of the fair market values of options were made during either of those periods.

The following tables summarize stock option activity during the three month period ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Instrinsic Value
Outstanding at January 1, 2013	433,000	$3.60
Granted	—	—
Exercised	—	—
Forfeited	(100,000)	5.20

Outstanding and exercisable at March 31, 2013	333,000	$3.12	2.9 years	$218,900

The aggregate intrinsic values set forth in the above tables represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2013 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on March 31, 2013. No options were exercised in the three months ended March 31, 2013.

A summary of the status of the Company’s unvested options as of March 31, 2013 and changes during the three month period ended March 31, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Values
Unvested options at January 1, 2013	8,000	$1.28
Granted	—	—
Vested	(8,000)	1.28
Forfeited	—	—

Unvested options at March 31, 2013	—	$—

We recognized stock-based compensation expense of $105,000 and $99,100 in the three months ended March 31, 2013 and 2012, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

There were no unvested options outstanding and, therefore, no unrecognized compensation cost related to unvested options at March 31, 2013.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Shares of Common Stock. During the first three months of 2010, we began granting awards of restricted shares of common stock to some of our officers and other key management employees. Restricted shares generally vest in equal annual installments over a three or four year service period, subject to the continued employment of the recipients of these shares during the applicable service period. Compensation expense for such awards, which is based on the fair market value of the awards on their respective dates of grant, is recorded over those service periods.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Values
Unvested restricted shares outstanding at January 1, 2013	312,501	$3.39
Granted	—	—
Vested	(105,004)	(3.29)
Forfeited	—	—

Unvested restricted shares at March 31, 2013	207,497	$3.45

The intrinsic value of the 105,004 restricted shares that vested during the three months ended March 31, 2013 was approximately $267,000. A total of 19,517 of those restricted shares were cancelled in satisfaction of a total of $49,000 of tax withholding obligations of holders of those restricted shares that arose as a result of the vesting of those shares.

Unrecognized compensation cost related to the outstanding unvested service-conditioned restricted shares totaled approximately $472,500 and $942,500 at March 31, 2013 and 2012, respectively. Those costs are expected to be recognized generally over weighted average periods of 1.7 and 2.0 years measured, respectively, from March 31, 2013 and March 31, 2012. All 207,497 unvested shares of restricted stock outstanding as of March 31, 2013 are expected to vest. The aggregate intrinsic value of these shares was $488,000 as of March 31, 2013.

7.	Warranty Reserve. We generally do not independently provide warranties on the products that we sell. Instead, in almost all cases, the manufacturers of the products that we sell warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. We maintain a reserve for warranty claims against which the warranty costs we incur are charged. We replenish or make additions to the reserve from time to time, based primarily on our warranty claims experience and the volume of generators that we sell, by a provision we make for warranty claims, recorded as a component of costs of products sold, in the condensed consolidated statements of operations.

The following table sets forth, in thousands, the accrued warranty expense that is included in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2013 and 2012:

	2013	2012
Accrued warranty balance – January 1,	$690	$564
Warranty costs incurred	(270)	(292)
Provision for warranty	248	280

Accrued warranty balance – March 31,	$668	$552

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets and liabilities:

At March 31, 2013
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$—	$—	$—

As the above table indicates, at March 31, 2013, we had no financial assets that were required to be recognized at fair value.

	At December 31, 2012
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$1,283	$—	$1,283

The Company had no level 3 assets or liabilities at March 31, 2013 and December 31, 2012.

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

With the exception of the item discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that we believe are of significance, or potential significance, to the Company based on our current operations.

In July 2012, the FASB issued amended guidance for impairment of indefinite-lived intangible assets. The guidance allows for an option to first access qualitative factors to determine whether the existence or events or circumstances leads to a determination that is more likely than not that the fair value of the indefinite-lived intangible asset exceeds its carrying amount. If the qualitative facts lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update was effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012. Accordingly, the amended guidance will be effective for the year ending December 31, 2013. This new standard, which we adopted in the first quarter of 2013, has not had a material impact on our consolidated financial statements.

In February 2013, the FASB amended the Accounting Standards Codification (ASC) to require entities to provide information about amounts reclassified out of other comprehensive income by component. The Company is required to present, either on the face of its financial statements or in the notes thereto, amounts that have been reclassified from other comprehensive income (loss) to the respective line items in the Condensed Consolidated Statements of Comprehensive Income (Loss). This new standard, which we adopted in the first quarter of 2013, has not had a material impact on our consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions and judgments that we make about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition and operating results that are set forth in the forward-looking statements contained in this report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 (our “2012 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2013, and (ii) in the subsection below in this Item 2 captioned “Management Overview – Factors Generally Affecting Sales of RV”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2012 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2012 10-K, except as may otherwise be required by law or the rules of the American Stock Exchange.

Management Overview

We believe that we are one of the largest wholesale suppliers of after-market replacement parts, accessories and supplies for recreational vehicles (“RVs”) in North America. We supply more than 11,000 products and serve more than 10,500 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV dealers (“After-Market Customers”). Our sales to our Aftermarket Customers are affected primarily by (i) the usage of RVs by consumers, because such usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs, because consumers often “accessorize” their RVs at the time of purchase.

Factors Generally Affecting Sales of RV Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs. Such purchases and usage, in turn, depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about future economic conditions and the availability of credit that consumers often use to finance the purchase of RVs, each of which can affect the willingness and ability of consumers to use and purchase RVs. As a result, recessionary conditions or a tightening in the availability or increases in the costs of credit often lead consumers to reduce their purchases and, to a lesser extent, their usage of RVs and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs, because these conditions increase the costs of, and create difficulties for consumers in, using RVs.

Weather conditions also can affect our operating results. Purchases and the usage of RVs decline in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than in the spring and summer months in the second and third calendar quarters of the year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if unusually severe or winter weather conditions occur during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and, therefore, their purchases of the products we sell during periods when such purchases and usage ordinarily increase.

These same conditions, in turn, affect the willingness and ability of Aftermarket Customers to purchase the products that we sell. Generally, Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they need to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines in the usage and purchases of RVs by consumers during such periods. By contrast, when the economy is strong and financing is readily available, and weather conditions are good, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet expected increases in consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by economic conditions, the availability and the costs of consumer and business financing, the supply and prices of gasoline and weather conditions.

Overview of Operating Results for the Quarter Ended March 31, 2013

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease) 2013 vs. 2012
Dollars in thousands, except per share data	Amounts		Amount	Percent
Net sales	$25,397	$24,248	$1,149	4.7%
Cost of sales (including distribution costs)	21,195	20,839	356	1.7%
Gross profit	4,202	3,409	793	23.3%
Selling, general and administrative expenses	5,371	4,989	382	7.7%
Operating loss	(1,169)	(1,580)	411	26.0%
Interest expense	173	139	34	24.5%
Loss before income taxes	(1,358)	(1,710)	352	20.6%
Income tax benefit	419	365	54	14.8%
Net loss	$(939)	$(1,345)	$406	30.2%
Net loss per common share – basic and diluted	$(0.20)	$(0.30)	$0.10	33.3%

As the table above indicates, we incurred a net loss of $939,000, or $0.20 per diluted share, in this year’s first quarter as compared to a net loss of $1.3 million, or $0.30 per diluted share, in the same quarter of 2012. This improvement was due primarily to increases in sales and in our gross margin, partially offset by an increase in selling expenses, in this year’s first quarter. For additional information regarding our results of operations for the three month periods ended March 31, 2013 and 2012, see “Results of Operations” below.

Critical Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax loss and credit carryforwards and deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of estimates which require us to make assumptions and judgments regarding economic and market conditions and trends and their impact on our financial performance. However, those assumptions and judgments are necessarily based on current information available to us. If those conditions or trends were to change in ways that we did not expect, or other unexpected events were to occur, then, pursuant to GAAP, we may be required to further adjust the carrying values at which we had recorded these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we charge any such downward adjustments or “write-downs” to our assets. Examples include an allowance established for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence, a reserve for product warranty claims and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset which we believe we are likely to be able to use to reduce our income taxes in future periods. The amounts at which those allowances or reserves are established and maintained involve estimates that are based on historical experience and our assumptions and judgments about economic or market conditions or trends and any other factors that we believe could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances or reserves following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances or reserves are effectuated by charges to income or increases in expense in the periods when those allowances or reserves are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our allowances or reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic downturns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. Therefore, we make our estimates based upon the information available to us at that time and reevaluate and, if necessary, adjust the reserves and allowances for potential write-downs on a quarterly basis.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale supplier and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,492,000, or approximately 4.3% of gross inventory, at March 31, 2013 and $1,315,000, or approximately 4.3% of gross inventory, at March 31, 2012.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it has become more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Any reduction of this nature would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would otherwise have been recorded in our statement of operations. At March 31, 2013, the aggregate amount of our net deferred tax asset was approximately $3.6 million, as compared to $3.1 million at March 31, 2012.

Warranty Costs and Reserves. We generally do not independently warrant the products that we sell. Instead, in almost all cases, the manufacturers warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months, commencing on the respective dates on which such products are sold to retail customers. We maintain warranty reserves for these products, which totaled $668,000 and $552,000 at March 31, 2013 and 2012, respectively. Those amounts were determined on the basis of a number of factors, including our sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which our assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. Stock options and restricted shares issued in lieu of cash to non-employees for services performed are recorded at their respective fair values at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the three months ended March 31, 2013 and 2012 totaled $105,000 and $99,000, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2013 and 2012:

Three Months Ended March 31,
Amounts		% Change 2013 vs. 2012
2013	2012
$25,397	$24,248	4.7%

We believe that the increase in net sales in the first three months of 2013, as compared to the same three months of 2012, was primarily the result of (i) a strengthening of economic conditions and an increase in consumer confidence which led to increases in purchases of RVs and, therefore, in the products we sell, (ii) new marketing programs that we commenced in the second half of 2012, and (iii) an increase in sales of our proprietary products to specialty retailers and mass merchandisers, which represents a new distribution channel for us. We were able to increase our net sales in the first three months of the current year despite unusually severe winter weather conditions which we believe negatively impacted our sales in Canada and the northeastern and midwestern United States.

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

The following table compares our gross profits (in thousands of dollars) and gross margin in the quarters ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Gross profit	$4,202	$3,409
Gross margin	16.5%	14.1%

The increases in gross profits and our gross margin in the first quarter of 2013, as compared to the first quarter of 2012, were primarily due to (i) a change in the mix of products sold to include more of our proprietary products, on which we realize higher gross margins, (ii) selected price increases that we implemented, (iii) fixed warehousing costs on increased sales volume.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012
Selling, general and administrative expenses	$5,371	$4,989
As a percentage of net sales	21.2%	20.6%

The $382,000, or 7.7%, increase selling, general and administrative (“SG&A”) expenses in the quarter ended March 31, 2013 was primarily attributable to our implementation of new marketing initiatives and the hiring of additional sales people, in order to increase sales and gain market share.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended March 31,
	2013	2012
Other expense, net
Interest expense	$173	$139
Other	16	(9)

Total	$189	$130

As a percentage of net sales	0.7%	0.5%

The increase in interest expense was primarily due to an increase in average borrowings outstanding under our revolving credit line during this year’s first quarter as compared to the same quarter of 2012.

Income Taxes

	Three Months Ended March 31,
	2013	2012
Income tax benefit	$(419)	$(365)
Effective tax rate	30.9%	21.3%

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25 million, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory (the “borrowing base”). Our borrowing base under the Credit Line Agreement was $22.8 million at March 31, 2013, as compared to $22 million at March 31, 2012. Our outstanding revolving credit line borrowings totaled approximately $22.2 million at March 31, 2013 and $19.2 million at May 1, 2013. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% at March 31, 2013) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.20% at March 31, 2013) plus 3.25%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2014.

As of March 31, 2013, we were in compliance with all of our financial and other covenants under our bank line of credit agreement, due to an extension by the bank of the measurement date of a fixed charge coverage covenant to

September 30, 2013. As so extended, that covenant will require us to achieve a fixed charge coverage ratio of at least 1.1-to-1.0 for rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the quarter that will end on September 30, 2013. In connection with that extension, the bank also is requiring us to generate pre-tax income in the quarter ending June 30, 2013 of at least $1,360,000. The bank also has reduced the maximum amount of credit line borrowings that is available to us by $1 million until we meet the fixed charge coverage covenant.

Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

During the three months ended March 31, 2013, we used $12.1 million of cash for our operations, as compared to $10.0 million for the same three months of 2012. At March 31, 2013, inventories totaled $34.6 million and accounts receivable totaled $18.1 million, respectively, as compared to $30.0 million and $19.0 million, respectively, at March 31, 2012.

Net Cash Used in Investing Activities. In the three months ended March 31, 2013, we used net cash of $111,000 in investing activities, consisting primarily of capital expenditures of $92,000, primarily for purchases of computer and office equipment. By comparison, we used $137,000 in investing activities in the first three months of 2012, primarily consisting of capital expenditures of $151,000.

Net Cash Provided by Financing Activities. Financing activities provided cash of $11.3 million in three months ended March 31, 2013, which was the amount by which our borrowings exceeded repayments under our revolving bank line of credit during that three month period. By comparison, financing activities provided cash of $6.8 million in three months ended March 31, 2012, which also was the amount by which our borrowings exceeded repayments under our revolving bank line of credit during that three month period. The difference in cash from financing activities between the three months ended March 31, 2013 and 2012 primarily reflects an increase in the use of credit line borrowings to fund an increase in inventories in this year’s first quarter as compared to the same quarter last year.

Generally, during the winter months, and particularly in the first quarter of the year, when sales are lower than in other periods of the year, we rely more heavily on credit line borrowings to finance increases in accounts receivable and inventory in preparation for the spring and summer selling season when sales increase due to the increased use and purchases by consumers of RVs and boats. By comparison, during the spring and summer months those increases in sales ordinarily generate increases in cash from operations which enable us to reduce our reliance on borrowings to fund our operations. See “Seasonality and Inflation” below.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands, at March 31, 2013:

Contractual Obligations as March 31, 2013	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Long-term debt obligations	$22,244	$—	$22,244	$—	$—
Operating lease obligations	14,094	2,769	6,680	3,305	1,340

Total	$36,338	$2,769	$28,924	$3,305	$1,340

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

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2013 will be to fund operations and capital expenditures. It is our expectation that we will be able to fund those cash requirements in 2013 with borrowings under our revolving credit facility and internally generated funds. However, if we are unable to meet the fixed charge coverage ratio for the 12 months ending September 30, 2013, or the pretax income covenant for the quarter ending June 30, 2013, under our revolving credit line agreement, then, unless the bank agrees to extend the measurement dates of those financial covenants, our line of credit could be terminated, in which event we would be required to pay off our borrowings prior to December 31, 2013, which could force us to significantly curtail our business operations and, therefore, adversely affect our sales and operating results, unless we are able to obtain a line of credit from another lender. There is no assurance that the bank would, in such an event, further extend the measurement dates of those financial covenants or that, if necessary, we would be able to obtain a new line of credit from another lender on terms comparable to the terms of our existing line of credit, if at all. See “RISK FACTORS — We rely heavily on bank borrowings to fund our business, which makes us more vulnerable to adverse changes in economic conditions and creates liquidity risks for us” in Item 1A of our 2012 10-K.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2013, outstanding borrowings under our bank revolving line of credit totaled approximately $22.2 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, we sometimes hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of March 31, 2013 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our 2012 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The following table provides information as of and for the three months ended March 31, 2013, with respect to shares of common stock repurchased by us during that period:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1, 2013 to January 31, 2013	—	$—	—	$—
February 1, 2013 to February 28, 2013	—	$—	—	$—
March 1, 2013 to March 31, 2013	19,517	$2.50	—	$—

Total	19,517	$2.50	—	$—

(1)	We cancelled these 19,517 shares in satisfaction of tax withholding obligations of the holders of the restricted shares which arose as a result of the vesting of those shares.

ITEM 6.	OTHER INFORMATION

As discussed above in Item 2 of Part I of this report, entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION”, the Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N. A., as lender (the “Bank”).

The Credit Line Agreement contains a single financial covenant which requires the Company to achieve a fixed charge coverage ratio of at least 1.10–to-1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The first of those rolling 12-month periods to which the covenant was to have been applicable was the 12 month period ended March 31, 2013.

On May 10, 2013, the Company and the Bank entered into the 15th Amendment to the Credit Line Agreement (the “15th Amendment”), which provides, instead, that the first of those rolling 12-month periods to which that financial covenant will apply will be the 12 month period ending September 30, 2013.

The 15th Amendment adds an additional financial covenant which requires the Company to generate consolidated pre-tax income of at least $1,360,000 for the three months ending June 30, 2013.

The foregoing summary of the 15th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.55 to, and by this reference is incorporated into, this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.55	Fifteenth Amendment, dated May 10, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 15, 2013	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.55	Fifteenth Amendment, dated May 10, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1