Form 10-Q
period 2013-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2013-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

5,086,234 shares of Common Stock as of August 1, 2013

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENT

		Page No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

Part II. Other Information

Item 1A	Risk Factors	18

Item 2A	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults upon Senior Securities	18

Item 4	Mine Safety Disclosures	18

Item 5	Other Information	18

Item 6	Exhibits	18

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

Exhibit 10.99	Sixteenth Amendment, dated August 12, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in WBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash	$221	$1,942
Accounts receivable – net of allowances of $386 and $311 as of June 30, 2013 and December 31, 2012, respectively	13,492	9,933
Inventories	31,429	30,289
Other current assets	2,563	3,207

Total current assets	47,705	45,371
Property, Plant, and Equipment, net	1,175	1,188
Other Assets	2,918	3,100

Total Assets	$51,798	$49,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,811	$6,135
Checks written in excess of cash	1,264	—
Accrued liabilities	3,441	3,518

Total current liabilities	10,516	9,653
Long-Term Obligations	12,513	10,933

Total Liabilities	23,029	20,586

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 5,076,234 and 4,923,431 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	17,885	17,766
Accumulated other comprehensive income	1,323	1,904
Retained earnings	9,561	9,403

Total Stockholders’ Equity	28,769	29,073

Total Liabilities and Stockholders’ Equity	$51,798	$49,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$35,565	$34,115	$60,962	$58,363
Cost of sales, including distribution costs	28,427	28,506	49,622	49,345

Gross profit	7,138	5,609	11,340	9,018
Selling, general and administrative expenses	5,142	4,787	10,513	9,776

Operating income (loss)	1,996	822	827	(758)
Other (income) expense
Interest	185	149	358	288
Other	(5)	20	11	11

	180	169	369	299

Earnings (loss) before income taxes	1,816	653	458	(1,057)
Income tax provision (benefit)	719	149	300	(216)

Net earnings (loss)	$1,097	$504	$158	$(841)

Basic earnings (loss) per share	$0.23	$0.11	$0.03	$(0.18)

Diluted earnings (loss) per share	$0.23	$0.11	$0.03	$(0.18)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net earnings (loss)	$1,097	$504	$158	$(841)
Other comprehensive income (loss):
Foreign currency translation adjustment	(320)	(215)	(581)	63

Total comprehensive earnings (loss)	$777	$289	$(423)	$(778)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$158	$(841)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	308	332
Stock-based compensation expense	164	219
Gain on sale of property and equipment	(10)	(10)
Deferred income taxes	260	2
Changes in assets and liabilities:
Accounts receivable	(3,559)	(2,373)
Inventories	(1,140)	(5,407)
Other current assets	527	225
Accounts payable	(324)	3,454
Accrued liabilities	(77)	190

Net cash used in operating activities	(3,693)	(4,209)

Cash flows from investing activities:
Proceeds from sale of property and equipment	10	18
Capital expenditures	(177)	(209)
Increase in other assets	(103)	(89)

Net cash used in investing activities	(270)	(280)

Cash flows from financing activities:
Borrowings under line of credit agreement	70,397	67,816
Repayments under line of credit agreement	(67,553)	(64,318)
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(49)	—
Excess tax benefit (shortfall) from stock-based payments	—	(13)
Issuance of common stock pursuant to equity incentive plans	4	—

Net cash provided by financing activities	2,799	3,485

Effect of exchange rate changes on cash	(557)	62

NET DECREASE IN CASH	(1,721)	(942)
Cash beginning of period	1,942	4,180

Cash end of period	$221	$3,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated balance sheet as of December 31, 2012, which has been derived from our audited financial statements, and the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2013 and its consolidated results of its operations and cash flows for the three and six months ended June 30, 2013 and 2012. The accounting policies followed by the Company are set forth in Note A to the Company’s audited financial statements included in its Annual Report on Form 10-K for its fiscal year ended December 31, 2012 (the “2012 10-K”), which was filed with the SEC on March 29, 2013. The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2012 10-K.

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

2.	The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2013. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended June 30, 2013, options to purchase 139,000 shares of common stock and 374,497 restricted shares were excluded from the computation of diluted earnings per share. For the three months ended June 30, 2012, options to purchase 255,000 shares of common stock and 319,001 restricted shares were excluded from the computation of diluted earnings per share. These options and restricted shares were excluded because either (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive. For the six months ended June 30, 2013, options to purchase 139,000 shares of common stock and 374,497 restricted shares were excluded from the computation of diluted earnings per share. All of the Company’s common shares issuable on exercise of stock options and all unvested restricted shares were excluded from the computation of diluted earnings per share for the first six months of 2012 because the Company incurred losses in those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The table which follows sets forth the manner in which diluted earnings (loss) per common share for the three and six month periods ended June 30, 2013 and 2012 were calculated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net earnings (loss)	$1,097	$504	$158	$(841)

Denominator:
Weighted average shares outstanding(1)	4,700	4,605	4,662	4,582
Dilutive effect of stock options and non-vested restricted shares	75	66	70	—

Denominator for diluted net earnings (loss) per share	4,775	4,671	$4,732	$4,582

(1)	Does not include unvested restricted shares.

4.	The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2013 (remaining six months)	$1,840
2014	3,496
2015	3,336
2016	2,870
2017	622
Thereafter	1,391

$13,555

5.	The Company has one operating segment, the distribution of replacement parts, accessories and supplies for the recreation industry. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
USA	$27,425	$25,712	$46,366	$43,084
Canada	8,140	8,403	14,596	15,279

	$35,565	$34,115	$60,962	$58,363

6.	Stock-Based Compensation.

In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for grants of new equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans. At June 30, 2013, options to purchase a total of 328,000 shares of our common stock and a total of 374,497 of unvested restricted shares were outstanding under the 2012 Plan and the Previously Approved Plans. As of that same date, 276,030 shares remained available for future equity incentive grants under the 2012 Plan, whereas no shares remained available for future equity incentive grants under the Previously Approved Plans.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate unexercised, or if any restricted shares outstanding under any of those Plans were to be forfeited or reacquired by the Company, the shares that had been subject to those equity incentives would become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides that those shares will, instead, cease to be available for the grant of new equity incentives under the Previously Approved Plans and the number of shares that will be available for future equity incentives under the 2012 Plan will be increased by an equal number of shares.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The fair value of each outstanding option is estimated as of its date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

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

We did not grant any stock options in the six months ended June 30, 2013 or 2012. As a result, no estimates of the fair market values of options were made during either of those periods.

The following tables summarize stock option activity during the six month period ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrisic Value
Outstanding at January 1, 2013	433,000	$3.60
Granted	—	—
Exercised	(5,000)	0.90
Forfeited	(100,000)	5.20

Outstanding and exercisable at June 30, 2013	328,000	$3.16	2.9 years	$428,320

The average intrinsic value set forth in the above table represents the total pre-tax intrinsic value (the average of the differences between the closing stock price of the Company’s common stock on June 30, 2013 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on June 30, 2013.

A summary of the status of the Company’s unvested options as of June 30, 2013 and changes during the six month period ended June 30, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	8,000	$1.28
Granted	—	—
Vested	(8,000)	1.28
Forfeited	—	—

Unvested at June 30, 2013	—	$—

There were no unvested options at June 30, 2013 and, therefore, no unrecognized compensation cost related to unvested options at that time.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

During the quarter ended June 30, 2013, the Compensation Committee granted, under our 2012 Equity Incentive Plan, a total of 167,500 performance contingent restricted shares to our officers and other key management employees. One third of these performance contingent shares will vest, in each of 2013, 2014 and 2015, only if the Company achieves a specified annual financial performance goal for such year. Stock based compensation expense with respect to each one-third of these shares will be recognized only if, and when, a determination is made that the Company’s achievement of the performance goal for any of those years has become probable. However, if the financial goal is not ultimately achieved (due, for example, to the occurrence of changes in market or economic conditions or other circumstances that adversely affect the Company’s financial performance during the remainder of the year), then, the previously recognized stock based compensation with respect to those shares would be reversed.

Under our Equity Incentive Plans, employees who hold restricted shares may, with the approval of the Compensation Committee, elect to satisfy their tax withholding obligations which arise upon the vesting of restricted shares, by instructing the Company to cancel a number of those shares with a fair market value, measured as of the vesting date, equal to the amount of the withholding obligations.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	312,501	$3.39
Granted	167,500	2.96
Vested	(105,504)	(3.29)
Forfeited	—	—

Nonvested at June 30, 2013	374,497	$3.23

Unrecognized compensation cost related to the unvested service-conditioned restricted shares totaled approximately $908,319 and $821,210 at June 30, 2013 and 2012, respectively. The cost is expected to be recognized generally over a weighted average period of 2.1 and 2.1 years measured, respectively, from June 30, 2013 and June 30, 2012. A total of 206,997 unvested shares of restricted stock outstanding at June 30, 2013 are expected to vest. The aggregate intrinsic value of these shares was $724,490 as of June 30, 2013.

We recognized stock-based compensation expense of $59,000 and $120,000 for the quarters ended June 30, 2013 and 2012, respectively, and $164,000 and $219,000 for the six months ended June 30, 2013 and 2012, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

7.	Warranty Reserve. We generally do not independently provide warranties on the products that we sell. Instead, in most instances, the manufacturers of the products warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty service for these products and to share the costs of providing those services with the manufacturer. We maintain a reserve for warranty claims against which the warranty costs we incur are charged. We replenish or make additions to the reserve from time to time, based primarily on our warranty claims experience and the volume of generators we sell, by a provision we make for warranty claims, recorded as a component of costs of products sold, in the condensed consolidated statements of income.

Accrued warranty expense, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2013 and 2012 was as follows (in thousands):

	2013	2012
Accrued warranty balance – January 1,	$690	$564
Warranty costs incurred	(571)	(553)
Provision for warranty expense	550	524

Accrued warranty balance – June 30,	$669	$535

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Level 3: Unobservable inputs that are not corroborated by market data.

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets and liabilities:

	At June 30, 2013
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (Level 2)
Cash Equivalents—Overnight Investments	$262	$—	$262

As the above table indicates, at June 30, 2013, we had no financial assets that were required to be recognized at fair value.

	At December 31, 2012
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (Level 2)
Cash Equivalents—Overnight Investments	$1,283	$—	$1,283

The Company had no level 3 assets or liabilities at June 30, 2013 and December 31, 2012.

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

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that we believe are of significance, or potential significance, to the Company based on our current operations.

In July 2012, the FASB issued amended guidance for impairment of indefinite-lived intangible assets. The guidance allows for an option to first access qualitative factors to determine whether the existence or events or circumstances leads to a determination that is more likely than not that the fair value of the indefinite-lived intangible asset exceeds it carrying amount. If the qualitative facts lead us to conclude it is more likely than not that the fair value exceeds to carrying value of the indefinite-lived intangible asset, then the fair value does not need to be calculated. This update was effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012. Accordingly, the amended guidance is effective for the year ending December 31, 2013. This new standard, which we adopted in the first quarter of 2013, has not had a material impact on our consolidated financial statements.

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

10.	Subsequent Event.

On August 12, 2013, the maturity date of the Company’s long-term revolving bank line of credit was extended by the bank for three years from July 10, 2014 to July 10, 2017.

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

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 (our “2012 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2013, and (ii) in the subsection below in this Item 2 captioned “Management Overview-Factors Generally Affecting Sales of RV and Boating Products”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2012 10-K, which qualify the forward looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2012 10-K or any other of our filings previously made with the SEC, except as may otherwise be required by law or the rules of the American Stock Exchange.

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”), and boats in North America. We supply more than 10,000 products and serve more than 10,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV and boat dealers (“After-Market Customers”). Ours sales to our Aftermarket Customers are affected primarily by (i) the usage of RVs and boats by consumers, because such usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs and boats, because consumers often “accessorize” their RVs and boats at the time of purchase.

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

Overview of Operating Results for the Quarter Ended June 30, 2013

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change	Amounts		% Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(Dollars in thousands, except per share amounts)
Net sales	$35,565	$34,115	4.3%	$60,962	$58,363	4.5%
Cost of sales (including distribution costs)	28,427	28,506	(0.3)%	49,622	49,345	0.6

Gross profit	7,138	5,609	27.3%	11,340	9,018	25.8%
Selling, general and administrative exp.	5,142	4,787	7.4%	10,513	9,776	7.5%

Operating income (loss)	1,996	822	142.8%	827	(758)	209.1%
Other expense, net	180	169	6.5%	369	299	23.4%

Earnings (loss) before income taxes	1,816	653	178.1%	458	(1,057)	143.3%
Income taxes provision (benefit)	719	149	382.6%	300	(216)	238.9%

Net earnings (loss)	$1,097	$504	117.7%	$158	$(841)	118.8%

Earnings (loss) per common share – Basic	$0.23	$0.11	109.1%	$0.03	$(0.18)	116.7%

Earnings (loss) per common share – Diluted	$0.23	$0.11	109.1%	$0.03	$(0.18)	116.7%

As indicated in the table above, our net earnings increased by $593,000 to $1,097,000, or $0.23 per diluted share, in this year’s second quarter from approximately $504,000, or $0.11 per diluted share, in the second quarter of 2012. In this six months ended June 30, 2013, we earned $158,000, or $0.03 per diluted share, as compared to a net loss of $841,000, or $0.18 per diluted share, in the first six months of 2012.

The improvement in our net earnings in this year’s second quarter and for the first six months of this year were due primarily to increases in our sales and gross profits in both those periods, which was partially offset by an increase in SG&A expenses.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,364,000, or approximately 4.3% of gross inventory, at June 30, 2013 and $1,358,000, or approximately 4.3% of gross inventory, at June 30, 2012.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $2.9 million at June 30, 2013 and at June 30, 2012.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. The vesting of some restricted shares is performance based and the vesting of those shares is subject to the achievement of specific performance metrics in addition to continued service. Stock-based compensation expense for the quarters ended June 30, 2013 and 2012, totaled $59,000 and $120,000, respectively, and $164,000 and $219,000 for the six months ended June 30, 2013 and 2012, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the six months ended June 30, 2013 and 2012:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
(Unaudited)
$35,565	$34,115	4.3%	$60,962	$58,363	4.5%

The increases in net sales during the three and six months ended June 30, 2013, as compared to the same periods of 2012, were primarily the result of (i) a strengthening of economic conditions and an increase in consumer confidence which led to increases in purchases of RVs and, therefore, in the products we sell, (ii) new marketing programs that we commenced in the second half of 2012, and (iii) an increase in sales of our proprietary products to specialty retailers and mass merchandisers, which represents a new distribution channel for us. We were able to increase our net sales in the first six months of the current year despite unusually severe winter weather conditions which we believe negatively impacted our sales in Canada and the northeastern and midwestern United States.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits and gross margin in the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross profit	$7,138	$5,609	$11,340	$9,018
Gross margin	20.1%	16.4%	18.6%	15.5%

The increases in our gross profits and our gross margin in the three and six months ended June 30, 2013, as compared to the same respective periods of 2012, were primarily due to (i) a change in the mix of products sold to include more of our proprietary products, on which we realize higher gross margins, (ii) selected price increases that we implemented, (iii) fixed warehousing costs on increased sales volume.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Selling, general and administrative expenses	$5,142	$4,787	$10,513	$9,776
As a percentage of net sales	14.5%	14.0%	17.2%	16.8%

The $355,000, or 7.4%, increase in selling, general and administrative (“SG&A”) expenses in the second quarter of 2013, and the $737,000, or 7.5% increase in SG&A expenses in the first six months of 2013, as compared to the same respective periods of 2012 was primarily attributable to our implementation of new marketing initiatives and the hiring of additional sales people in order to grow our sales and gain market share.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Other Expense
Interest expense	$185	$149	$358	$288
Other	(5)	20	11	11

Total	$180	$169	$369	$299

As a percentage of net sales	0.5%	0.5%	0.6%	0.5%

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Income tax provision (benefit)	$719	$149	$300	$(216)
Effective tax rate	39.6%	22.8%	65.5%	20.4%

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25 million, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $21.1 million at June 30, 2013 as compared to $19.1 million at June 30, 2012. Our outstanding revolving credit line borrowings totaled approximately $12.5 million at June 30, 2013 and $11.2 million at August 1, 2013. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% at June 30, 2013) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.19% at June 30, 2013) plus 3.25%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2014.

As of June 30, 2013, we were in compliance with all of our financial and other covenants under our bank line of credit agreement. The revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the 12 month period ending September 30, 2013. The bank has reduced the maximum amount of credit line borrowings that is available to us by $1 million until we meet our fixed charge coverage covenant.

The scheduled maturity date of the bank line of credit had been July 10, 2014. However, on August 12, 2013, the bank entered into an agreement with us extending that maturity date by three years to July 10, 2017. See Item 5 in Part II of this Report for additional information regarding this maturity date extension.

Net Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons See “Seasonality and Inflation” below.

During the six months ended June 30, 2013, we used $3.7 million of cash in our operations, primarily to fund $3.6 million of accounts receivable and $1.1 million in inventories. By comparison, in the six months ended June 30, 2012, we used $4.2 million in operations, primarily to fund $2.4 million in accounts receivable and $5.4 million in inventories, partially offset by $3.5 million of accounts payable. At June 30, 2013, inventories totaled $31.4 million, accounts receivable totaled $13.5 million, and accounts payable totaled $5.8 million, respectively, as compared to $31.3 million, $13.3 million, and $6.8 million, respectively, at June 30, 2012.

Net Cash Used in Investing Activities. In the six months ended June 30, 2013, we used net cash of $270,000 in investing activities, consisting of $177,000 of capital expenditures, primarily for purchases of computer and office equipment, partially offset by $10,000 from sales of equipment and a $103,000 increase in other assets. By comparison, we used $280,000 in investing activities in the first six months of 2012, consisting of capital expenditures of $209,000, partially offset by $18,000 from sales of equipment and a $89,000 increase in other assets.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our bank credit line borrowings. In the six months ended June 30, 2013, we obtained borrowings, net of repayments, under that credit line of $2.8 million, as compared to $3.5 million in the same six months of 2012.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of June 30, 2013:

	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual Obligations at June 30, 2013:
Long-term debt obligations	$12,513	$—	$12,513	$—	$—
Operating lease obligations	13,555	1,840	6,832	3,492	1,391

Total	$26,068	$1,840	$19,345	$3,492	$1,391

Our long term debt obligations consist of borrowings under our long term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that applied to those borrowings during the first six months of 2013.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2013 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements in 2013 with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2013, outstanding borrowings under our bank revolving line of credit totaled approximately $12.5 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of June 30, 2013 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The following table provides information as of and for the three months ended June 30, 2013, with respect to shares of common stock repurchased by us during that period:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1, 2013 to April 30, 2013	—	$—	—	$—
May 1, 2013 to May 31, 2013	180	$2.73	—	$—
June 1, 2013 to June 30, 2013	—	$—	—	$—

Total	180	$2.73	—	$—

(1)	We cancelled these 180 shares in satisfaction of tax withholding obligations of the holders of the restricted shares which arose as a result of the vesting of those shares.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

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

The scheduled maturity date of the bank line of credit was July 10, 2014. However, on August 12, 2013, the Bank entered into the 16th Amendment to the Credit Line Agreement (the “16th Amendment”) with us, which extended the credit line maturity date by three (3) years to July 10, 2017.

The foregoing summary of the 16th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.99 to, and by this reference is incorporated into, this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.99	Sixteenth Amendment, dated August 12, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

‘*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2013	By:	/s/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.99	Sixteenth Amendment, dated August 12, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

‘*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1