Form 10-Q
period 2013-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2013-11-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

5,096,734 shares of Common Stock as of November 1, 2013

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

		Page No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	20

Item 6.	Exhibits	20

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

Exhibit 10.99	Seventeenth Amendment, dated November 12, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

Exhibit 31.1	Certifications of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certifications of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in WBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except for share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$4,236	$1,942
Accounts receivable – net of allowances of $349 and $311	$8,323	$9,933
Inventories	28,077	30,289
Other current assets	2,182	3,207

Total current assets	42,818	45,371
Property, Plant, and Equipment, net	1,236	1,188
Other Assets	2,447	3,100

Total Assets	$46,501	$49,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,322	$6,135
Accrued liabilities	3,879	3,518

Total current liabilities	8,201	9,653
Long-Term Obligations	8,757	10,933

Total Liabilities	16,958	20,586

Commitments and contingencies Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 5,096,734 and 4,923,431 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	17,968	17,766
Accumulated other comprehensive income	1,527	1,904
Retained earnings	10,048	9,403

Total Stockholders’ Equity	29,543	29,073

Total Liabilities and Stockholders’ Equity	$46,501	$49,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$33,101	$34,484	$94,063	$92,847
Cost of sales, including distribution costs	27,002	28,796	76,624	78,141

Gross profit	6,099	5,688	17,439	14,706
Selling, general and administrative expenses	5,059	5,128	15,572	14,904

Operating income (loss)	1,040	560	1,867	(198)
Other expense
Interest	119	127	477	415
Other	13	35	24	46

	132	162	501	461

Earnings (loss) before income taxes	908	398	1,366	(659)
Income tax provision (benefit)	421	91	721	(125)

Net earnings (loss)	$487	$307	$645	$(534)

Basic earnings (loss) per share	$0.10	$0.07	$0.14	$(0.12)

Diluted earnings (loss) per share	$0.10	$0.07	$0.14	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net earnings (loss)	$487	$307	$645	$(534)
Other comprehensive income (loss):
Foreign currency translation adjustment	204	387	(377)	450

Total comprehensive earnings (loss)	$691	$694	$268	$(84)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$645	$(534)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	468	507
Stock-based compensation expense	228	333
Gain on sale of property and equipment	(10)	(9)
Deferred income taxes	625	57
Changes in assets and liabilities:
Accounts receivable	1,610	1,920
Inventories	2,212	(4,817)
Other current assets	936	346
Accounts payable	(1,814)	1,813
Accrued liabilities	361	322

Net cash provided by (used in) operating activities	5,261	(62)

Cash flows from investing activities:
Proceeds from sale of property and equipment	12	18
Capital expenditures	(322)	(288)
Increase in other assets	(95)	(145)

Net cash used in investing activities	(405)	(415)

Cash flows from financing activities:
Borrowings under line of credit agreement	100,135	102,462
Repayments under line of credit agreement	(102,311)	(101,624)
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(49)	—
Excess tax benefit (shortfall) from stock-based payments	—	(13)
Issuance of common stock pursuant to equity incentive plans	24	3

Net cash (used in) provided by financing activities	(2,201)	828

Effect of exchange rate changes on cash	(361)	432

NET INCREASE IN CASH	2,294	783
Cash and cash equivalents beginning of period	1,942	4,180

Cash and cash equivalents end of period	$4,236	$4,963

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies. The accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 10-K”). All of the other financial statements contained in this report are unaudited and condensed and have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2013 and its consolidated results of its operations and cash flows for the three and nine months ended September 30, 2013 and 2012. The accounting policies followed by the Company are set forth in Note A to the Company’s audited financial statements included in its 2012 10-K, which was filed with the SEC on March 29, 2013. The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2012 10-K.

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, and useful lives of property and equipment, fair values of stock-based awards, income taxes, warranty liability, and other contingent liabilities, among others. We base our estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of certain of our assets and liabilities. However, such estimates and the assumptions on which they were based may later prove to have been incorrect due to unforeseen changes in market or economic conditions or the occurrence of unexpected events. As a result, the carrying values of our assets and our results of operations could differ in the future from the carrying values and the results of operations that were based on our earlier estimates and assumptions. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Critical Accounting Policies and Estimates” in Item 2 of Part I of this report.

2.	Seasonality. The Company’s business is seasonal and its results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2013. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Earnings Per Share. Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). However, unvested restricted shares are excluded from this computation. Other potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three months ended September 30, 2013, options to purchase 107,000 shares of our common stock and 357,593 restricted shares were excluded from the computation of diluted earnings per share. For the three months ended September 30, 2012, options to purchase 263,000 shares of common stock and 317,001 restricted shares were excluded from the computation of diluted earnings per share. These options and restricted shares were excluded because either (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive. For the nine months ended September 30, 2013, options to purchase 107,000 shares of common stock and 357,593 restricted shares were excluded from the computation of diluted earnings per share. All of the Company’s common shares issuable on exercise of stock options and all unvested restricted shares were excluded from the computation of diluted earnings per share for the first nine months of 2012, because the Company incurred a net loss in that period and, as a result, the inclusion of those securities would have been anti-dilutive.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The table which follows sets forth the manner in which diluted earnings (loss) per common share for the three and nine month periods ended September 30, 2013 and 2012 were calculated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Numerator:
Net earnings (loss)	$487	$307	$645	$(534)

Denominator:
Weighted average shares outstanding(1)	4,712	4,607	4,679	4,590
Dilutive effect of stock options and non-vested restricted shares	92	57	81	—

Denominator for diluted net earnings (loss) per share	4,804	4,664	4,760	4,590

(1)	Does not include unvested restricted shares.

4.	Commitments. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2013 (remaining three months)	$922
2014	3,618
2015	3,443
2016	2,882
2017	629
Thereafter	1,419

$12,913

5.	Operating Segment. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for the recreation industry. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
USA	$25,240	$25,991	$71,606	$69,075
Canada	7,861	8,493	22,457	23,772

	$33,101	$34,484	$94,063	$$92,847

6.	Stock-Based Compensation. In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for grants of new equity incentives under our stockholder-approved stock incentive plans that were in effect immediately prior to the approval of the 2012 Plan (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans. At September 30, 2013, options to purchase a total of 284,000 shares of our common stock and a total of 374,497 of unvested restricted shares were outstanding under the 2012 Plan and the

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

Previously Approved Plans. As of that same date, 299,530 shares remained available for future equity incentive grants under the 2012 Plan, whereas no shares remained available for future equity incentive grants under the Previously Approved Plans.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate unexercised, or if any restricted shares outstanding under any of those Plans were to be forfeited or reacquired by the Company, the shares that had been subject to those equity incentives would become available for the grant of new options or other equity incentives under those Previously Approved Plans. However, the 2012 Plan provides that those shares will, instead, cease to be available for the grant of new equity incentives under the Previously Approved Plans and the number of shares that will be available for future equity incentives under the 2012 Plan will be increased by an equal number of shares.

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

We used the following weighted average assumptions in estimating the fair values of the options granted in the periods indicated below:

	Nine Months Ended September 30,
	2013	2012
Stock Incentive Plans:
Expected volatility	66.0%	59.0%
Risk-free interest rate	2.64%	1.64%
Expected dividend yields	N/A	N/A
Expected lives	10 years	10 years

The weighted averaged grant-date fair values of options granted during the nine months ended September 30, 2013 and 2012 were $2.82 and $1.28, respectively.

The following table summarizes stock option activity during the nine month period ended September 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Outstanding at January 1, 2013	433,000	$3.60
Granted	8,000	3.87
Exercised	(25,500)	0.95
Forfeited	(131,500)	4.83

Outstanding at September 30, 2013	284,000	$3.28	2.4 years	$433,900

Exercisable at September 30, 2013	276,000	$3.27	2.2 years	$433,900
Options vested and expected, as of September 30, 2013, to vest thereafter	284,000	$3.28	2.4 years	$433,900

The average intrinsic value set forth in the above table represents the total pre-tax intrinsic value (the average of the differences between the closing stock price of the Company’s common stock on September 30, 2013 and the exercise prices of the then outstanding in-the-money options) that would have been realized by the option holders if all of the in-the-money options had been exercised on September 30, 2013.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

A summary of the status of the Company’s unvested options as of September 30, 2013 and changes during the nine month period ended September 30, 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	8,000	$1.28
Granted	8,000	2.82
Vested	(8,000)	1.28
Forfeited	—	—

Unvested at September 30, 2013	8,000	$2.82

Unrecognized compensation cost related to unvested options granted under the Company’s 2012 Plan and Previously Approved Plans totaled $18,000 and $9,000 as of September 30, 2013 and 2012, respectively. That cost is expected to be recognized over a weighted average periods of 0.5 years and 1.0 years from September 30, 2013 and September 30, 2012, respectively. At September 30, 2013 a total of 284,000 shares of our common stock were subject to outstanding stock options that were exercisable or were expected to become exercisable in the future.

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

During the nine months ended September 30, 2013, the Compensation Committee granted, under our 2012 Equity Incentive Plan, a total of 167,500 performance contingent restricted shares to our officers and other key management employees. One third of these performance contingent shares will vest, in each of 2013, 2014 and 2015, only if the Company achieves a specified annual financial performance goal for such year. Stock based compensation expense with respect to each one-third of these shares will be recognized only if, and when, a determination is made that the Company’s achievement of the performance goal for any of those years has become probable. However, if any compensation expense were to be recognized based on a determination that achievement of a performance goal had become probable, but the performance goal is not ultimately achieved (due, for example, to the occurrence of subsequent changes in market or economic conditions or other circumstances that adversely affect the Company’s financial performance during the remainder of the year), then, the previously recognized stock-based compensation expense would be reversed. As of September 30, 2013, achievement of the fiscal 2013 performance goal had not become probable. As a result, no stock-based compensation expense was recorded for any of the performance-contingent restricted shares in either the quarter or nine months ended September 30, 2013.

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

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2013	312,501	$3.39
Granted	167,500	2.96
Vested	(105,504)	(3.29)
Forfeited	—	—

Unvested at September 30, 2013	374,497	$3.23

Unrecognized compensation cost related to the unvested service-contingent restricted shares totaled approximately $495,800 and $700,000 at September 30, 2013 and 2012, respectively. This cost is expected to be recognized generally over weighted average periods of 2.4 years and 1.7 years measured, respectively, from

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

September 30, 2013 and September 30, 2012. All 374,497 shares of our unvested service contingent restricted stock outstanding at September 30, 2013 are expected to vest. The aggregate intrinsic value of these shares was $1,438,070 as of September 30, 2013.

We recognized stock-based compensation expense of $63,000 and $114,000 for the quarters ended September 30, 2013 and 2012, respectively, and $228,000 and $333,000 for the nine months ended September 30, 2013 and 2012, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

7.	Warranty Reserve. We generally do not independently warrant the products that we sell. Instead, in most instances, the manufacturers of the products warrant the products and allow us to return and receive a credit for defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty service for these products and to share the costs of providing those services with the manufacturer. We maintain a reserve for warranty claims against which the warranty costs we incur are charged. We replenish or make additions to the reserve from time to time, based primarily on our warranty claims experience and the volume of generators we sell, by a provision we make for warranty claims, recorded as a component of costs of products sold, in the condensed consolidated statements of income.

Accrued warranty expense (in thousands of dollars), which is included in accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2013 and 2012, was as follows:

	2013	2012
Accrued warranty balance – January 1,	$690	$564
Warranty costs incurred	(854)	(895)
Provision for warranty expense	926	1024

Accrued warranty balance – September 30,	$762	$693

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of such financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Cont.-)

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets and liabilities at September 30, 2013 and December 31, 2012:

	At September 30, 2013
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents – Overnight Investments	$3,016	$—	$3,016

As the above table indicates, at September 30, 2013, we had no financial assets that were required to be recognized at fair value.

	At December 31, 2012
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents – Overnight Investments	$1,283	$—	$1,283

The Company had no level 3 assets or liabilities at September 30, 2013 or December 31, 2012.

We sometimes purchase derivative instruments primarily to hedge our foreign currency exchange risks. However, we had no derivatives at September 30, 2013 or 2012. We use the income approach when valuing such derivatives, using observable Level 2 market expectations at the measurement date and standard valuation techniques to convert future amounts to a single discounted present amount, assuming that participants are motivated but not compelled to transact. Level 2 inputs are limited to quoted prices that are observable for the asset and liabilities, which include interest rate and credit risk. We have used mid-market pricing as a practical expedient for fair value measurements.

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

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

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

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 (our “2012 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2013, and (ii) in the subsection below in this Item 2 captioned “Management Overview-Factors Generally Affecting Sales of RV and Boating Products”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2012 10-K, which qualify the forward looking statements contained in this report.

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

Factors Generally Affecting Sales of RV and Boating Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs and boats. Such purchases and usage, in turn, depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about future economic conditions and the availability of credit that consumers often use to finance the purchase of RVs and boats, each of which can affect the willingness and ability of consumers to use and purchase RVs and boats. As a result, recessionary conditions or a tightening in the availability or increases in the costs of credit often lead consumers to reduce their purchases and, to a lesser extent, their usage of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs and boats, because these conditions increase the costs of, and can create difficulties for consumers in, using RVs and boats.

Weather conditions also can affect our operating results. Purchases and the usage of RVs and boats declines in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than in the second and third calendar quarters of the year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if unusually severe or winter weather conditions occur during the spring or summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and boats, therefore, their purchases of the products we sell during periods when such purchases and usage ordinarily increase.

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

Overview of Operating Results for the Quarter Ended September 30, 2013

The following table compares our results of operations for the three and nine months ended September 30, 2013 to our results of operations for the same corresponding periods of 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change	Amounts		% Change
	2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
	(Dollars in thousands, except per share data)
Net sales	$33,101	$34,484	(4.0)%	$94,063	$92,847	1.3%
Cost of sales (including distribution costs)	27,002	28,796	(6.2)%	76,624	78,141	1.9%

Gross profit	6,099	5,688	7.2%	17,439	14,706	18.6%
Selling, general and administrative expenses	5,059	5,128	(1.3)%	15,572	14,904	4.5%

Operating income (loss)	1,040	560	85.7%	1,867	(198)	1,042.9%
Other expense, net	132	162	(18.5)%	501	461	8.7%

Earnings (loss) before income taxes	908	398	128.1%	1,366	(659)	307.3%
Income taxes provision (benefit)	421	91	362.6%	721	(125)	676.8%

Net earnings (loss)	$487	$307	58.6%	$645	$(534)	220.8%

Earnings (loss) per common share – Basic	$0.10	$0.07	42.9%	$0.14	$(0.12)	216.7%

Earnings (loss) per common share – Diluted	$0.10	$0.07	42.9%	$0.14	$(0.12)	216.7%

Operating Income. In this year’s third quarter, operating income increased by $480,000, or 85.7%, to $1.0 million, as compared to operating income of $560,000 in the third quarter of 2012, due primarily to a $411,000, or 7.2%, increase in gross profits and a $69,000, or 1.3%, decrease in selling, general and administrative (SG&A) expenses. In the nine months ended September 30, 2013, operating income improved by $2.1 million to nearly $1.9 million, from a loss from operations of $198,000 in the same period of 2012. That improvement was due primarily to increases of $1.2 million, or 1.3%, in net sales and of $2.7 million, or 18.6%, in gross profits, partially offset by a $668,000, or 4.5%, increase in SG&A expenses.

The increases in gross profits in the three and nine months ended September 30, 2013 were due primarily to a change in the mix of products sold to a higher proportion of our proprietary products on which we generate higher margins than on sales of other products, and selected price increases which we implemented in the first quarter of 2013.

Net Earnings. As the above table indicates, due primarily to increases in operating income, our net earnings increased by $180,000, or 59%, to $487,000 in the three months ended September 30, 2013, and by $1.2 million, or 221%, to $645,000, in the nine months ended September 30, 2013, as compared to the same corresponding periods of 2012. The positive impact on our net earnings of those increases in operating income was partially offset, however, by significant increases in the provision for income taxes in both the three and nine months ended September 30, 2013, due primarily to increases in our effective income tax rates in both of those periods. Earnings per diluted share for the three and nine months ended September 30, 2013 increased to $0.10 and $0.14, respectively, as compared to earnings of $0.07 per diluted share and a loss of $0.12 per diluted share, in the three and nine months ended September 30, 2012, respectively.

Additional information regarding our results of operations for the three and nine months ended September 30, 2013 is set forth under the caption “Results of Operations” below.

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

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our allowances or reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic downturns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be recognized. However, we are only able to make such estimates based upon the information available to us at that time and, for that reason, we reevaluate our estimates and judgments on a quarterly basis and, if necessary, we adjust the reserves and allowances for potential write-downs based on the most current information then available to us.

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

Revenue Recognition and the Allowance for Product Returns. We recognize revenue from the sale of a product upon its shipment to the customer. Shipping and handling costs that are billed to our customers are included in revenue and our shipping and handling costs are included in costs of sales. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns that reduces the amounts of our reported sales. We estimate the allowance based primarily on historical experience with returns of like products.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Increases in this allowance will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,363,000, or approximately 4.8% of gross inventory, at September 30, 2013 and $1,383,000, or approximately 4.5% of gross inventory, at September 30, 2012.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits generally will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. That reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would otherwise be recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $2.6 million at September 30, 2013 and $2.9 million at September 30, 2012.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense over the respective vesting periods of the individual equity instruments. The vesting of some restricted shares is conditioned on the achievement of one or more specific performance goals in addition to continued service. In those instances, we recognize compensation expense at such time as we determine that it has become probable that the performance goal will be achieved. In the event we later determine that the performance goal was not achieved, we would reverse any previously recognized compensation expense. Stock-based compensation expense for the quarters ended September 30, 2013 and 2012, totaled $63,000 and $114,000, respectively, and $228,000 and $333,000 for the nine months ended September 30, 2013 and 2012, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the nine months ended September 30, 2013 and 2012:

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change	Amounts		% Change
2013	2012	2013 vs. 2012	2013	2012	2013 vs. 2012
(Unaudited)
$33,101	$34,484	(4.0)%	$94,063	$92,847	1.3%

The decline in sales in the three months ended September 30, 2013, as compared to the same period of 2012, was primarily the result of (i) mild summer weather through the Midwest, Northeast, Southeast and Canada, which resulted in significantly lower sales of air conditioners, (ii) a reported decrease in the usage of RVs, and (iii) some initial large stocking orders in the third quarter of 2012 from specialty retailers commencing sales of certain of our proprietary products. By contrast, purchases by these specialty retailers in this year’s third quarter were made primarily to replenish or increase their inventories to meet on-going purchases by their customers. The increase in sales for the nine months ended September 30, 2013, as compared to the same period of 2012, was primarily the result of a number of different factors, including a strengthening of economic conditions and an increase in consumer confidence which led to increases in purchases of RVs and, therefore, in the products we sell, our implementation of new marketing programs, and an increase in sales of our proprietary products to specialty retailers and mass merchandisers, which represents a new distribution channel for us.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits (in thousands of dollars) and our gross margin in the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross profit	$6,099	$5,688	$17,439	$14,706
Gross Margin	18.4%	16.5%	18.5%	15.8%

The increases in our gross profits and our gross margin in the three and nine months ended September 30, 2013, as compared to the same respective periods of 2012, were primarily due to (i) a change in the mix of products sold to a greater proportion of our proprietary products, on which we generate higher gross margins, and (ii) selected price increases that we implemented in this year’s first quarter.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Selling, general and administrative expenses	$5,059	$5,128	$15,572	$14,904
As a percentage of net sales	15.3%	14.9%	16.6%	16.1%

Selling, general and administrative (SG&A) expenses declined by $69,000 in the three months ended September 30, 2013. However, as a percentage of net sales such expenses increased to 15.3%, from 14.9% of net sales in the same three months of 2012, due primarily to the decline in net sales in the three months ended September 30, 2013. In the nine months ended September 30, 2013, SG&A expenses increased by $668,000, or 4.5% and, as a percentage of net sales, to 16.6% from 16.1% in the same nine months of 2012, due primarily to our implementation of new marketing initiatives and the hiring of additional sales people in order to grow our sales and to increase our penetration in the specialty retail channel in which we sell standby generators and other proprietary products.

Other Expense

The largest component of other expense is the interest expense that we incur on bank borrowings. To a lesser extent, other expense also includes foreign currency gains or losses and gains or losses on the disposal of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Interest expense	$119	$127	$477	$415
Other expense	13	35	24	46

Total	$132	$162	$501	$461

As a percentage of net sales	0.4%	0.5%	0.5%	0.5%

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Income tax provision (benefit)	$421	$91	$721	$(125)
Effective tax rate	46.4%	22.9%	52.8%	19.0%

Our effective income tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes, such as stock-based compensation expense, and by varying tax rates on income generated by our foreign subsidiaries, because tax rates in their respective countries vary, sometimes considerably, from income tax rates in the United States.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank line of credit and internally generated funds.

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $24 million, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $14.6 million at September 30, 2013 as compared to $16.9 million at September 30, 2012. Our outstanding revolving credit line borrowings totaled approximately $8.8 million at September 30, 2013 and $7.1 million at October 30, 2013. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% at September 30, 2013) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.179% at September 30, 2013) plus 3.25%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2017.

Net Cash Provided by (Used in) Operations. During the nine months ended September 30, 2013, our operations generated cash of $5.3 million, comprised of a $2.2 million reduction in inventory, a $1.6 million reduction in accounts receivable, net income of $645,000 and $1,311,000 of non-cash expenses, partially offset by the use of $1.8 million of cash to reduce accounts payable. By comparison, in the nine months ended September 30, 2012, we used $62,000 of cash in our operations, primarily to fund $4.8 million in inventories and a net loss of $534,000, which were partially offset by approximately $3.5 million of cash from operations, comprised primarily of (i) a $1.9 million reduction in accounts receivable, (ii) an $888,000 increase in non-cash expenses, (iii) a $346,000 reduction in other current assets, and (iv) an increase of $322,000 in accrued liabilities.

Net Cash Used in Investing Activities. In the nine months ended September 30, 2013, we used net cash of $405,000 in investing activities, consisting of $322,000 of capital expenditures, primarily for purchases of computer and office equipment, and a $95,000 increase in other assets. By comparison, we used $415,000 in investing activities in the first nine months of 2012, consisting of capital expenditures of $288,000, and a $145,000 increase in other assets.

Net Cash (Used in) Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our revolving credit line borrowings and cash used in financing activities consists primarily of repayments of such borrowings. In the nine months ended September 30, 2013, we used cash to repay credit line borrowings in an amount that exceeded our credit line borrowings by $2.2 million in that nine month period. By comparison, in the nine months ended September 30, 2012 financing activities provided us with cash of $828,000, consisting primarily of credit line borrowings in an amount that exceeded our repayments of credit line borrowings by $838,000 in that nine month period.

Lease and Other Contractual Obligations

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements

included elsewhere in this report. Our other long term contractual obligations consist of borrowings under our long term revolving bank credit facility. The following table sets forth, by maturity dates, the total of our contractual obligations (in thousands of dollars), as of September 30, 2013:

	Total	Less than One Year	One to Three Years	Four to Five Years	More than Five Years
Contractual Obligations at September 30, 2013:

Long-term debt obligations	$8,757	$—	$8,757	$—	$—
Operating lease obligations	12,913	922	7,061	3,511	1,419

Total	$21,670	$922	$15,818	$3,511	$1,419

It is not possible to calculate future estimated interest payments on our credit line borrowings with any predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs and the amounts of our internally generated cash flow, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. In addition, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Furthermore, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that applied to those borrowings during the first nine months of 2013.

Expected Uses and Sources of Funds. We expect our principal uses for cash over the 12 month period ending September 30, 2014 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements with borrowings under our revolving credit facility and internally generated funds.

We will continue to explore opportunities to increase our sales and our market shares and to improve our profit margins. We plan to establish new product supply relationships, including relationships that enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in China and other countries in the Far East, and in Canada, Europe and the United States, and to invest in tooling needed for such products. In addition, we may consider acquiring other product distribution companies that would enable us to increase our sales if attractive opportunities arise to do so. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes as well. However, there is no assurance that we will have sufficient funds to take advantage of acquisition opportunities or that we will be able to obtain any approvals required from our bank lender for any such acquisitions.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of September 30, 2013, outstanding borrowings under our bank revolving line of credit totaled approximately $8.8 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of September 30, 2013 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our 2012 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

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

The Credit Line Agreement contains a single financial covenant which requires the Company to achieve a fixed charge coverage ratio of at least 1.10–to-1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The first of those rolling 12-month periods to which the covenant was to have been applicable was the 12 month period ended September 30, 2013.

On November 12, 2013, the Company and the Bank entered into the Seventeenth Amendment to the Credit Line Agreement (the “17th Amendment”), which provides, instead, that the first of those rolling 12-month periods to which that financial covenant will apply will be the 12 month period ending March 31, 2014. The 17th Amendment adds an additional financial covenant which requires the Company’s earnings before interest, taxes, and depreciation and amortization expense (“EBITDA”) to total at least $500,000 for the twelve (12) months ending December 31, 2013.

The foregoing summary of the 17th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.99 to, and by this reference is incorporated into, this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.99	Seventeenth Amendment, dated November 12, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2013	By:	/S/ SANDRA A. KNELL
Sandra A. Knell

Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.99	Seventeenth Amendment, dated November 12, 2013, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1