Form 10-K
period 2013-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2014-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of registrant as of June 30, 2013, the last day of the second quarter of fiscal 2013, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $14,150,000.

As of March 6, 2014, a total of 5,150,897 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from registrant’s Definitive Proxy Statement expected to be filed on or before April 30, 2014 for its Annual Meeting.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

(i)

FORWARD LOOKING STATEMENTS

Statements contained in this Annual Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or future financial performance, or financial or other trends in our business or markets, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or other words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” The forward looking statements contained in this Report are based on current information and are subject to a number of risks and uncertainties that could cause our financial condition or operating results in the future to differ, possibly significantly, from those expected at the current time. Those risks and uncertainties are described in Item 1A of Part I of this Report in the Section entitled “RISK FACTORS” and some of the factors and uncertainties that can affect our business, financial condition and results of operations also are set forth in Part II of this Report in the Section entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.” Readers of this Report are urged to read the cautionary statements contained in those Sections of this Report.

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

Overview of Our Business

The Coast Distribution System, Inc. is one of North America’s largest suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), to RV dealers, supply stores and service centers (“Aftermarket Customers”), which resell the products they purchase from us, at retail, to consumers. We supply or distribute almost 11,000 products and serve more than 13,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the Company’s operations in the United States and Canada, respectively.

We differ from traditional wholesale product distributors in our markets, in that approximately 30% of our sales are of “proprietary” products which we have introduced into the marketplace. Our proprietary products have been designed specifically for us, at our request, by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers, mostly, but not entirely, in Asia. We market our proprietary products under our own brand-names in competition with or, in some cases that complement products from, traditional manufacturers of RV parts, supplies and accessories. For the most part, our proprietary products are comprised of products that are needed or used by RV owners on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. Due to differences in costs, we generally are able to generate higher margins on sales of proprietary products than we are able to realize on sales of functionally similar products available to us from competing manufacturers. See “Products — Proprietary Products Strategy and Sales” below.

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

The RV Parts, Supplies and Accessories Aftermarket

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

The market for RV parts, supplies and accessories distributed by the Company are comprised primarily of RV dealers and supply stores and service centers (“Aftermarket Customers”). Our RV Aftermarket customers purchase a broad range of RV parts, supplies and accessories from us. See “Products” below.

Products

General. We carry a full line of almost 11,000 RV parts, supplies and accessories which we purchase from more than 300 manufacturers, comprised primarily of manufacturers who supply products to multiple product distribution companies, and manufacturers that produce our proprietary products in most cases on an exclusive basis specifically for us. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, and portable generators and appliances such as air conditioners, refrigerators, stoves and ranges and LP gas equipment, and portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, outdoor furniture, mirrors and compressors.

Proprietary Products Strategy and Sales. We have introduced into the RV Aftermarket a growing number of products, which are manufactured specifically for us, usually on an exclusive basis, by a number of different independent manufacturers, based primarily, but not exclusively, in Asia. These products (which we refer to as our “proprietary products”) consist of products that are needed or used by RV consumers on a regular or recurring basis, such as trailer hitches and other towing equipment, plastic wastewater tanks, vent lids, stabilizing jacks, battery boxes, and LED lighting. The proprietary products manufactured for us also include portable generators. Most of these products have been designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us. We market the proprietary products under our own brand-names in competition with brand name products from traditional suppliers that usually sell their products to a number of different RV product distributors and sometimes into other markets.

We conduct our own quality control testing of proprietary products that could fail or be damaged due to stress during usage, such as portable generators and towing hitches and equipment, either at the plants where the products are manufactured for us or at product testing facilities that we operate in Elkhart, Indiana and Wilsonville Oregon.

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

Expansion into New Markets. During the past few years we have begun to source, primarily from overseas manufacturers, and to market and sell in the United States and Canada, products, such as portable generators, that have applications not only in the RV Aftermarket, but also in other markets, such as the outdoor power equipment market. We intend to continue our efforts to source additional products from independent manufacturers, primarily in Asia, that we can sell into multiple markets domestically, in order to increase our sales and gross margins and reduce our dependence on the RV market. It is too early to predict if this strategy will prove to be successful. Among other things, we have encountered stiff competition in those new markets from manufacturers and distributors of competing products. A number of those manufacturers and distributors are larger and have more marketing and capital resources than we do and are better known in those markets than we are. Additionally, we expect that it will be necessary for us to assume primary responsibility for marketing these foreign sourced products to consumers and, in some instances, for providing warranty service for such products, the costs of which reduce some of the margin advantage we enjoy on sales of these products.

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) specialty retailers, which purchase our products to sell either in their stores or online. We are not dependent on any single customer for any material portion of our business and no single customer accounted for more than 2% of our sales in 2013, 2012 or 2011.

Our Customer Service Center and Electronic Order Entry and Warehousing System. We have designed and implemented a computer-based order entry and warehousing system which enables our customers to transmit orders electronically to our central computers and also enables us, subject to product availability, to prepare and invoice most customer orders within 24 hours of receipt.

We operate a national customer sales and service center which enables our customers to obtain product information and place product orders by telephone using toll-free telephone numbers. Our customer sales and service center is staffed by sales personnel who are trained to promote the sale of our products and to handle customer service issues. We also maintain websites where our customers can transmit online orders to us.

Orders transmitted by customers either via telephone to the national customer sales and service center or online, are entered into our computer system and then are electronically transmitted to the regional distribution center selected by the customer, where the products are picked, packed and shipped. At the time the order is received, the customer is informed, either by electronic confirmation or by the sales person handling the customer’s call at the customer service center, that the order has been accepted and whether any items are not currently in stock.

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of up to approximately 11,000 RV and boating parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on the historical product sales of each distribution center to customers in its geographic region. We rely primarily on independent freight companies to ship our products to our customers.

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

Arrangements with Manufacturers

General. The products which we supply or distribute are purchased from more than 300 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis and we have no long term supply contracts or guaranteed price or delivery agreements with manufacturers, including the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, generally we obtain each of our proprietary products from a single source manufacturer.

Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain products from alternative suppliers in the event that a single source supplier encounters production problems or decides to enter into an exclusive supply arrangement or alliance with competing distributors or decides, for any other reason, to terminate its supply arrangement with us. Termination of a single source supply relationship could adversely affect our sales and operating income, possibly to a significant extent. See “Risk Factors” in Item 1A of Part I of this Report.

Our increased purchases of foreign sourced products subjects us to foreign currency risks that could reduce the margin advantage we would otherwise be able to realize on the sales of those products to our customers in North America. See “RISK FACTORS — Our financial performance can be adversely affected by currency fluctuations associated with our operations in Canada and our increased reliance on foreign product suppliers.”

The following table identifies the product manufacturers that accounted for 5% or more of our total product purchases, and the respective percentages of our total product purchases accounted for by each of them, in each of 2013, 2012 and 2011:

	2013	2012	2011
Airexcel, Inc.	25%	22%	27%
Zhejiang Xingyu Industry & Trade Co., Ltd.	*	6%	6%

*	Less than 5%.

Airexcel, Inc. has manufactured and supplied us with Coleman® brand RV air conditioners for more than the past 15 years. Zhejiang Xingyu Industry & Trade Co., Ltd. (“Zhejiang”) manufactures and since 2010 has been supplying us with portable generators, which we market and sell under our own “Powerhouse” brand name. No other product manufacturers accounted for as much as 5% of our product purchases in 2013, 2012 or 2011.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, product manufacturers generally warrant the products they sell to us and allow us to return defective products for credit or replacement, including those that have been returned to us by our customers. However, we do sell portable generators under a product supply arrangement with the manufacturer which provides for us to share the costs of providing warranty services for these products. The warranty period is 24 months following the sale of a generator to the retail customer. At December 31, 2013 and 2012, our reserves for potential warranty claims with respect to those products totaled $737,000 and $690,000, respectively. However, there is no assurance that warranty claims in the future will not exceed these amounts. See “MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Warranty Costs” in Item 7 of this report below.

We also maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell. Additionally, we often are able to obtain indemnification agreements from our product suppliers to protect us against product liability claims that may arise out of the use of the products they manufacture and supply to us for resale.

Competition

We face significant competition. There are a number of national and regional distributors of RV parts, supplies and accessories that compete with us. There also are mass merchandisers, web retailers, catalog houses and national and regional retail chains specializing in the sale of RV parts, supplies and accessories that purchase such products directly from manufacturers. The mass merchandisers, web retailers and national and regional chains compete directly with the RV supply stores and service centers that purchase products from us. This competition affects both the volume of our sales and the prices we are able to charge our customers for those products. Additionally, there is no assurance that changes in supply relationships or new alliances within the RV industry will not occur that would further increase competition.

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

Seasonality

Sales of RV and boating parts, supplies and accessories are seasonal. Generally, we have significantly higher sales during the six-month period from March through August than we do during the remainder of the year when winter weather conditions result in reductions in purchases and in the usage of RVs and, therefore, also in the demand for the products we sell. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incur losses and must rely more heavily on borrowings to fund our operations in the winter months when sales are lower.

Employees

At December 31, 2013, we had approximately 275 full-time employees, which include 63 employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

Our Website

Our internet website address is www.coastdistribution.com. Our Annual Report to Stockholders and all of our SEC filings are available on our website, without charge. Copies of these filings also are available as soon as reasonably practicable after we have filed or furnished these documents to the SEC at its website, which is www.sec.gov. The information contained on our website is not a part of, or incorporated by reference into, this Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Statements contained in this Annual Report on Form 10-K that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or financial performance or our future financial condition, or trends in our business or markets, constitute “forward-looking statements.” Forward-looking statements contain estimates and predictions and discuss our expectations, beliefs and views, about our future financial performance or future financial condition, or regarding financial or market trends that may affect our future operating results. The forward looking statements in this Report are based on current information available to us and our business is subject to a number of risks, market conditions and uncertainties that could cause our actual financial performance or financial condition in future periods to differ, possibly significantly, from our current expectations and the estimates that are set forth in those forward looking statements. Set forth below is a discussion of those risks and uncertainties. However, readers of this Report are cautioned that it is not possible to predict all of the events or circumstances that might occur which may adversely affect our financial performance or operating results in the future and, therefore, there may be other risks to which our business is subject that are not addressed below.

Our business and financial performance are affected by economic conditions that affect consumers.

Our sales are affected directly by the level of purchases and the usage by consumers of RVs which, in turn, are dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs. As a result, our sales are affected primarily by (i) the discretionary income that consumers have available to spend, (ii) their confidence about economic conditions which determines their willingness to spend their discretionary income, (iii) the availability of and the interest rates payable on the borrowings, including credit card debt, on which consumers generally rely to finance their purchases of and the costs of using RVs, and (iv) the availability and prices of gasoline, which affect the ability and cost of using their RVs. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

•	Economic downturns and recessions and high rates of unemployment, which result in declines in discretionary income available to consumers and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs;

•	A tightening in the availability and increases in the costs of borrowings and consumer credit on which consumers rely to supplement their own funds when purchasing new and used RVs and paying to maintain and purchase supplies and accessories for their RVs; and

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs and sometimes even the ability and, therefore, the willingness of consumers to purchase and use RVs.

The recent economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance.

The recent economic recession and credit crisis led to closures and bankruptcies of many RV dealers, as well as a number of well-known RV manufacturers, which has resulted in reductions in the number of RV dealers and supply stores and in the overall size of the RV market. Also, owners of RVs have been increasing their purchases of RV parts, supplies and accessories from lower-cost sellers, such as mass merchandisers and web-based retailers, resulting in reductions in sales by independent dealers, supply stores and service centers that comprise our Aftermarket Customers, causing them to reduce their purchases of the products we sell. We do not know and cannot predict whether or the extent to which consumers will increase their discretionary spending after economic conditions improve and, therefore, whether or not sales and usage of RVs will recover to their pre-recession levels. If they do not, our market share, sales revenue and product pricing and, therefore, our future financial performance could be adversely affected.

Volatility of gasoline prices could affect our sales and future financial performance.

Increases in the costs of and shortages in supplies of gasoline can lead consumers to reduce their usage of, and may discourage some consumers from purchasing, RVs which, in turn, would result in decreases in their purchases of the products we sell. In particular, during the last few years there has been increased volatility in the prices of gasoline due to concerns about the supplies available to or within the United States, due to (i) the growth in demand and competition for oil and gasoline from emerging and high growth economies, such as China and India, (ii) conflicts and political unrest in the middle east and elsewhere that could adversely affect the supply of oil to the United States, and (iii) natural and human-made disasters, such as the gulf oil spill. It is also difficult to predict whether uncertainties regarding and increases in gasoline prices will have short or longer term effects on the purchases and usage by consumers of RVs. In addition, these conditions and uncertainties may increase cyclical swings in and make it more difficult to predict our future operating results.

Our business is seasonal and our financial performance can be adversely affected by unusual weather conditions.

Our business is seasonal, because consumers generally increase their purchases and usage of RVs and, therefore, increase their purchases of the products we sell, primarily in the spring and summer months, which coincide with our second and third fiscal quarters; whereas, such purchases and usage decline in the late fall and in the winter months, which coincide with the fourth and first quarters of our fiscal year. As a result, as a general rule our sales are higher and our financial performance is better in our second and third fiscal quarters than in our fourth and first fiscal quarters during which we often incur losses.

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

We rely heavily on bank borrowings, under a revolving credit line, to fund our working capital requirements and capital expenditures. Our bank borrowings create additional risks for our business. Among other things, we may find it more difficult to obtain additional financing to fund expansion or take advantage of other business opportunities, and we use a substantial portion of our cash flow from operations to pay principal and interest on our debt. Our existing debt also makes us more vulnerable to general economic downturns and competitive pressures, which could cause us to fail to meet financial covenants in our bank loan agreement or result in a reduction in the amount of the borrowings that will be available to us under our credit line. Either of those events would reduce our liquidity and, therefore, require us to reduce the size and scope of our business, which could hurt our financial condition and reduce our sales and, therefore, adversely affect our operating results.

Our ability to manage our inventory in a volatile market could adversely affect our profitability.

Our operating results also depend upon our ability to successfully manage our inventory and to anticipate and respond to changes in purchasing trends and customer demands in a timely manner. The use, and therefore the purchases, by consumers of the products we sell can be volatile and uncertain because they can be affected by a number of factors, including general economic and market conditions, gasoline prices, weather conditions, competition and consumer preferences, none of which are within our control. We usually must order inventory in advance of each year’s selling season. Moreover, the lead times for many of our purchases (particularly of foreign sourced products) may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in customer demand or changes in prices. If we misjudge the demand for our products or our customers’ purchasing habits (i) we may have insufficient quantities of products to satisfy customer demand, resulting in a decline in our revenues, or (ii) we may accumulate and have to write down excess inventory, which would increase our costs of sales. Also, the level of product inventory we maintain will affect our need for borrowings and, as a result, we may have to curtail our purchases of inventories, which could adversely affected our sales, in order keep our borrowings at an acceptable level.

Our financial performance is subject to risks arising out of our proprietary products strategy.

In order to increase our sales and reduce our costs of sales and, thereby increase our profitability, we have introduced into the RV market an increasing number of products that have been designed by or for us and which are manufactured and sold to us, generally on an exclusive basis, by a number of different manufacturers. More recently, we have begun sourcing and purchasing, from overseas suppliers, and marketing and selling a number of new products, such as portable generators, into new markets such as the outdoor power equipment market. We have only limited experience in marketing and selling such products, and there is no assurance that these products will gain acceptance among customers in those markets. We also encounter considerable competition from companies that manufacture or sell competing products in those same markets. Many of those companies are larger, more established and better known and have greater financial and marketing resources than we have. Also, we have greater responsibilities for quality control and in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV or boating markets. There is no assurance that we will be successful in marketing and selling our proprietary products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims or patent infringement claims as a result of our sales of such products.

Moreover, we may experience unexpected engineering or design flaws in connection with new proprietary products that we may introduce into the market, which could lead to a recall of the products, in which event we could incur substantial expenses that could adversely affect our results of operations.

Risks of our reliance on sole sources of supply for certain of our products.

We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell. In addition, we obtain each of our proprietary products from a single source manufacturer. Dependence on a single manufacturer for any product or line of related products, however, presents some risks, including the risk that we will be unable to readily obtain alternative product supply sources in the event that a single source supplier (i) encounters quality or other manufacturing problems, or (ii) decides to enter into an exclusive supply arrangement or alliance with one of our competitors, or to vertically integrate its operations to include not only manufacturing, but also distribution, of its products or (iii) for any other reason decides to terminate the supply arrangement it has with us. If any of our single source suppliers were to encounter any manufacturing problems or disruptions or terminate our supply relationship, our sales and earnings could decline, possibly to a significant extent.

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

Currency Risks Associated with our Canadian Operations. Our wholly-owned Canadian subsidiary accounted for more than 23% of our net sales in 2013. That subsidiary purchases a substantial portion of the products it sells from manufacturers in the United States and pays for those products in U.S. dollars, but sells those products to its customers in Canadian dollars. In the event the Canadian dollar weakens in relation to the U.S. dollar, the costs of those products to our Canadian subsidiary would increase, thereby reducing its gross margin, unless it is able to pass the higher costs on to its customers by raising its prices without adversely affecting its sales volume. If our Canadian subsidiary is unable to pass the higher costs on to its customers, our gross profits, operating income and cash flows would decline during any periods when there are declines in the value of the Canadian dollar in relation to the U.S. dollar.

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

We may attempt to limit our exposure to exchange rate fluctuations by entering into currency exchange contracts when we conclude that it is appropriate to do so. There is no assurance that we will be successful in hedging such foreign currency exchange risk and any currency exchange gains or losses (net of hedges) may materially and adversely impact our cash flows and earnings.

We are subject to risks related to taxation in multiple jurisdictions. We are subject to income taxes in both the United States and other foreign jurisdictions. Significant judgments based on interpretations of existing tax laws or regulations are required in determining the provision we need to make for income taxes. Our effective income tax rate could be adversely affected by various factors, including, but not limited to, changes in the mix of earnings in tax jurisdictions with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in existing tax laws or tax rates, changes in the level of non-deductible expenses, or the result of examinations by various tax authorities. Although we believe our tax estimates are reasonable, if the U.S. Internal Revenue Service or other taxing authority disagrees with the positions taken by us on our tax returns, we could incur additional tax liability, including interest and penalties. If material, payment of such additional tax, interest or penalties upon final adjudication of any disputes could have a material adverse impact on our results of operations and financial position.

We are subject to product liability risks and warranty claims.

Product Liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against manufacturers of those products. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. We also conduct quality control testing, at our own product testing laboratories in the United States, of many of the proprietary products that we sell. However, although we have never incurred any material product liabilities in excess of the insurance coverages that we have obtained under policies of insurance maintained either by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have and which, as a result, could adversely affect our results of operations or financial condition. Moreover, the risks of incurring liabilities for product defects has increased as a result of our proprietary products strategy, because many of the suppliers of those products are located overseas, making us a more attractive target for product liability claims.

Warranty Claims Risks. In certain instances, we have assumed the responsibility for dealing with and resolving product warranty claims from customers. As a result, we have had to establish reserves for potential product warranty claims which has increased our costs of sales. In addition, the amounts of those reserves are determined based not only on historical warranty claims experience, but also on estimates of the number and costs to us of future warranty claims. If the actual number or the costs of warranty claims were to exceed our estimates, it could become necessary for us to increase those reserves, which would result in an increase in our costs of sales that could adversely affect our profit margins and our results of operations. See “MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Warranty Costs” below in this Annual Report.

Risks of patent infringement claims.

We design, or have independent product design firms or manufacturers, design and engineer a number of the proprietary products that we introduce into the marketplace. From time to time manufacturers of competing products have threatened and on occasion have brought suits against us claiming that some of our proprietary or foreign sourced products infringe their patents. We retain a patent law firm to review all new products that we plan to introduce into the market for potential patent infringements and that firm works in concert with our product design engineers and independent design firms or manufacturers to determine if the product as designed infringes, or if changes need to be made to a product to prevent infringements, on patents or other proprietary rights held by competitors. To date we have not incurred any material liability as a result of any patent infringement claims that have been threatened or asserted against us. However, there can be no assurance that we will not incur liability for patent infringement in the future, which could adversely affect our financial condition or results of operations. Additionally, in response to the filing of a patent infringement suit, it may become necessary for us to halt sales or to redesign newly introduced products to avoid patent infringement liability, which could reduce our sales and increase our costs and, thereby, adversely affect our results of operations.

We face substantial competition that could lead to declines in net sales or reductions in our gross profits.

We face significant competition in each of our markets which can adversely affect our sales, profit margins and operating results. In our RV products market we face competition not only from other wholesale distributors, but also from mass merchandisers, web retailers, catalog houses and national and regional retail chains that sell RV parts, supplies and accessories. Moreover, due to their size and financial resources, some of those mass merchandisers and national or regional chains are able to purchase such products directly from manufacturers at prices comparable to the prices at which we are able to purchase such products from those same or competing manufacturers and pass some of the resulting cost savings to their customers by reducing the prices at which they sell such products. The mass merchandisers, web retailers, and national and regional chains compete directly with the RV and boating dealers, supply stores and service centers that purchase products from us and, therefore, their pricing decisions and the breadth of the products they sell can affect both the volume of our sales and the prices we are able to charge our customers for the same or competing products. Additionally, price competition, particularly from mass merchandisers and national chains, has been increasing as they seek to increase their market shares. As a result, in order to remain competitive it could become necessary for us to reduce our prices, including the prices at which we sell our proprietary and Coast branded products to our Aftermarket Customers, in which event we could lose the price and margin advantages that we have gained from the sale of those products. In addition, if we match price reductions by mass merchandisers and national and regional chain stores, our gross profits and gross margin could be adversely affected. Additionally, we face stiff competition in the sale of portable power generators and other products in the outdoor power equipment market from manufacturers and suppliers of competing products, many of which are larger, have greater marketing and capital resources and are better-known in that market. Such competition could require us to reduce our prices for or could prevent us from increasing our sales of those products and could cause us to incur losses as a result of our efforts to sell products in markets other than the RV market.

Risk that our deferred tax asset may not be fully realized.

We have recorded, on our balance sheet, a “deferred tax asset” which consists of tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to reduce income taxes that we would otherwise have to pay on the taxable income that we generate in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire at various dates in the future if not used to offset income taxes by such dates. Accordingly, our ability to fully use this deferred tax asset to reduce our taxes in the future depends on the amount of taxable income that we are able to generate prior to such expiration dates. If we determine that it is no longer more likely, than not, that we will be able to fully utilize the deferred tax asset, we would be required to establish (or increase any existing) valuation allowance to reduce the recorded amount of the deferred tax asset on our balance sheet to the amount of the tax benefits we believe we will be able to use prior to their expiration dates. Such an allowance is established or increased by a non-cash operating charge that would increase the provision for income taxes or reduce any income tax benefit in the fiscal period in which that valuation allowance is established or increased. At December 31, 2013, we had a valuation allowance in the amount of nearly $1.4 million which reduced the carrying value of our net deferred tax asset to $3.1 million at December 31, 2013. There is no assurance, however, that we will be able to fully utilize this deferred tax asset as that will depend on our future operating results.

Moreover, if we are not able to generate taxable income in the future that will enable us to fully utilize this deferred tax asset, it could become necessary for us to increase the valuation allowance in future periods, which would have the effect of increasing our income tax provision or reducing any income tax benefit that we would otherwise record in our statements of operations, thereby adversely affecting our results of operations. See “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies” below in this Annual Report.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, our ability to meet market expectations and other factors. Fluctuations in the market price of our common stock may also result from changes in the trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors. These market fluctuations, as well as downturns in the economy or in consumer confidence or increases in unemployment may adversely affect the market prices and the liquidity of our common stock. As a result, we cannot assure that the market prices of our common stock will not fluctuate or decline significantly in the future or that there will be sufficient liquidity in the market for our shares that would enable shareholders to sell shares at the times or in the quantities they desire.

We do not plan to pay dividends at least for the foreseeable future.

In 2008 our Board of Directors adopted a policy to retain cash for our business and, as a result, we have not paid any cash dividends since 2008 and do not expect to pay cash dividends in the foreseeable future. Additionally, subject to certain limited exceptions, our bank line of credit agreement requires us to obtain the bank’s consent prior to declaring or paying cash dividends and there is no assurance we would be able to get that consent if we were to decide to pay any cash dividends in the future.

Reliance on our information technology systems exposes us to potential risks.

Reliance on our information technology systems exposes us to potential risks such as interruptions due to natural disasters, such as earthquakes or fire, cyber-attacks, unplanned data center and system outages, hacking or fraud perpetrated by malicious individuals and other causes. Our information technology systems are hosted in two locations: our headquarters in Morgan Hill, California and at a co-location managed by a third-party provider.

Additionally, in the ordinary course of our business, we collect, use and hold data concerning our customers. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with customer expectations and statutory requirements. However, it is difficult or impossible to defend against every risk being posed by changing technologies, as well as against criminals who are intent on committing cyber-crime. A breach of our security that results in unauthorized access to our or our customers’ data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have a material adverse effect on our business and results of operations.

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

	Square Footage	Lease Expiation Dates
United States:
Wilsonville, Oregon	46,700	December 31, 2016
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	42,500	October 31, 2016
San Antonio, Texas	27,300	October 31, 2015
Denver, Colorado	50,000	January 31, 2016
Elkhart, Indiana	109,700	January 31, 2017
Lancaster, Pennsylvania	35,500	December 31, 2016
Atlanta, Georgia	65,800	August 31, 2014
Tampa, Florida	22,300	June 30, 2018
Mesa, Arizona	20,700	October 31, 2017
Salt Lake City, Utah	30,400	October 31, 2016
Johnstown, New York	26,800	December 31, 2017
Eau Claire, Wisconsin	17,300	January 31, 2015
Canada:
St. Bruno, Quebec	59,600	December 31, 2021
Orillia, Ontario	36,500	November 30, 2016
Calgary, Alberta	41,200	January 31, 2016
Langley, British Columbia	22,800	December 31, 2016

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

From time to time we are named as a defendant, sometimes along with product manufacturers and others, in product liability and personal injury litigation. We believe that this type of litigation is incidental to our business and we have our own product liability insurance policies and, in many instances, we have indemnities from the manufacturers from which we obtain our products, to protect us from liabilities that could arise from such claims. On occasion, we are named as a defendant in patent infringement litigation brought against manufacturers of certain of our proprietary products. To date we have not incurred any material liabilities in any product liability, personal injury or patent litigation and there is no legal action presently pending against us that we believe is likely to have a material adverse effect on our financial condition or results of operations. However, there is no assurance that we will not incur product liabilities that exceed our product liability coverage or liabilities based on patent infringement claims in the future that could adversely affect our operating results. See “RISK FACTORS — We are subject to product liability risks and warranty claims” and — “Risks of patent infringement claims” above.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
James Musbach	63	President, Chief Executive Officer and a Director
Thomas R. McGuire	70	Chairman of the Board of Directors
Sandra A. Knell	56	Executive Vice President, Chief Financial Officer and Secretary
David A. Berger	59	Executive Vice President — Operations
Dennis A. Castagnola	66	Executive Vice President — Proprietary Products

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

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed and trade on the American Stock Exchange under the trading symbol “CRV.”

The following table sets forth, for the calendar quarters indicated, the range of the high and low per share sales prices of our common stock as reported by the American Stock Exchange.

	Sales Prices per Share
	High	Low
2013:
First Quarter	$2.80	$1.90
Second Quarter	3.70	2.07
Third Quarter	4.37	3.05
Fourth Quarter	3.78	3.14
2012
First Quarter	$2.61	$2.11
Second Quarter	2.40	2.02
Third Quarter	2.20	1.80
Fourth Quarter	2.10	1.65

On March 5, 2014 the closing per share price of our common stock on the American Stock Exchange was $3.56 and there were approximately 530 holders of record of the Company’s shares.

Dividend Policy

In November 2008, our Board of Directors decided to discontinue the payment of cash dividends in order to preserve cash for the Company’s operations in response to the economic recession and the credit crisis. In addition, our bank line of credit agreement contains restrictions on the payment by us of cash dividends. As a result, we have not paid cash dividends since before November 2008 and we do not expect to pay cash dividends at least for the foreseeable future.

Equity Compensation Plans

Certain information, as of December 31, 2013, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2013, 2012, and 2011, and the selected balance sheet data at December 31, 2013 and 2012, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements and the notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” set forth in Item 7 of this Report. The selected operating data for the fiscal years ended December 31, 2010 and 2009, and the selected balance sheet data at December 31, 2011, 2010 and 2009, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Operating Data:
Net sales	$113,938	$113,521	$108,195	$108,600	$103,201
Cost of sales (including distribution costs)(1)	93,796	96,219	90,166	88,985	83,754

Gross profit	20,142	17,302	18,029	19,615	19,447
Selling, general and administrative expenses	20,080	19,435	18,573	18,330	18,552

Operating income (loss)	62	(2,133)	(544)	1,285	895
Equity in net earnings of unconsolidated affiliates	65	160	35	57	201
Other expense
Interest expense	(567)	(552)	(540)	(579)	(624)
Other	(54)	(70)	(92)	(194)	(268)

	(621)	(622)	(632)	(773)	(892)

Earnings (loss) before income taxes	(494)	(2,595)	(1,141)	569	204

Income tax provision (benefit)	143	(581)	(255)	417	105

Net earnings (loss)	$(637)	$(2,014)	$(886)	$152	$99

Net earnings (loss) per diluted share(2)	$(0.14)	$(0.44)	$(0.20)	$0.03	$0.02

Shares used in computation of net earnings (loss) per share	4,691	4,597	4,535	4,574	4,494

	At December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Balance Sheet Data:
Working Capital	$33,144	$35,718	$37,044	$36,757	$34,524
Total assets	46,244	49,659	47,736	47,782	45,472
Long-term obligations(3)	9,299	10,933	10,895	10,113	9,637
Stockholders’ equity	28,040	29,073	30,224	31,038	29,632
Book value per share(4)	$5.98	$6.32	$6.66	$6.79	$6.59
Dividends per share	$0.00	$0.00	$0.00	$0.00	$0.00

(1)	Distribution costs consist primarily of warehouse rent, labor and supply costs and product shipping costs.
(2)	See Note I to the Company’s consolidated financial statements included in Item 8 of this report.
(3)	Exclusive of the current portion of long-term obligations. For additional information regarding our long-term obligations, see Note C to the Company’s consolidated financial statements included in Item 8 of this report.
(4)	Based on the weighted average number of shares used in the computation of net earnings (loss) per share. See Note I to the Company’s consolidated financial statements included in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management Overview

We believe that Coast is one of the largest wholesale suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”) in North America. We supply more than 11,000 products and serve more than 13,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments and new and used RV dealers (collectively, “Aftermarket Customers”).

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

The usage and the purchase, by consumers, of RVs depend, in large measure, upon the extent of discretionary income available to consumers, their confidence about economic conditions and the availability and the costs to them of credit, on which many of them rely to finance their purchases of RVs and RV accessories. As a result, recessionary conditions and a tightening in the availability or increases in the costs of borrowings to consumers often lead to declines in the purchase and, to a lesser extent, in the usage, of RVs. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs. Finally, the usage by consumers of RVs and, therefore, their need for and purchases of the products we sell are affected by weather conditions.

Overview of Fiscal 2013 Operating Results

The following table provides information comparing our fiscal 2013 results of operations to our fiscal 2012 results of operations. Dollars are in thousands, except per share data.

	Year Ended December 31,
			Increase/(Decrease) 2013 vs. 2012
	2013 Amount	2012 Amount	Amount	Percent
Net sales	$113,938	$113,521	$417	0.4%
Cost of sales(1)	93,796	96,219	(2,423)	(2.5)%
Gross profit	20,142	17,302	2,840	16.4%
SG&A expenses	20,080	19,435	645	3.3%
Operating income (loss)	62	(2,133)	2,195	102.9%
Interest expense	567	552	15	2.7%
Loss before income taxes	(494)	(2,595)	2,101	81.0%
Income tax provision (benefit)	143	(581)	724	124.6%
Net loss	(637)	(2,014)	1,377	68.4%
Net loss per share-diluted	$(0.14)	$(0.44)	$0.30	68.2%

(1)	Inclusive of distribution costs.

Even though sales remained relatively unchanged in 2013 at $113,938,000, as compared to $113,521,000 in 2012, in 2013 we generated operating income of $62,000 as compared to a loss from operations of $2,133,000 in 2012. That positive swing in our operating profit in 2013 was primarily attributable to an increase in gross profits of $2,840,000, or 16.4%, as compared to 2012, which was partially offset by a $645,000, or 3.3%, increase in SG&A expenses.

The increase in gross profits in 2013 was primarily due to (i) a change in the mix of products sold to a higher proportion of our proprietary products on which we realize higher margins than on sales of other products, and (ii) selected price increases which we implemented in the first half of 2013.

Outlook for 2014

We believe that demand for recreational vehicles will continue to improve and, in that event, we would expect that our sales would also improve in the year ending December 31, 2014. The Recreational Vehicle Industry Association (“RVIA”) has forecast a 6% increase in shipments to RV dealers of towable and motorized RVs for 2014. Notwithstanding the unusually severe winter weather in the Northeast and Midwest, attendance and sales during the 2014 winter RV retail shows have been moderately higher than in the corresponding period of 2013 and consumer confidence and fuel prices appear to have stabilized. We also believe that there may be increased demand from consumers who deferred purchasing recreational vehicles over the past few years due to economic recession and credit crisis and uncertainties about the strength of the economic recovery. In addition, a positive longer-term outlook for the RV business is supported by favorable demographics as more people reach the age that historically has accounted for the majority of RV sales.

Critical Accounting Policies and Use of Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of our deferred tax asset (which consists of available tax loss and credit carryforwards and tax deductions) that we will be able to use to reduce our taxes in the future. Those adjustments are made on the basis of a number of different factors, including the assumptions and judgments we make regarding economic and market conditions and trends and their impact on our financial performance. However, those assumptions and judgments are necessarily based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we had recorded these assets, pursuant to GAAP we may be required to adjust those carrying values downward for financial reporting purposes. Such downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivable in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic and market trends that can affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine whether or not the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of some of our customers or economic or market conditions were to deteriorate, adversely affecting the ability of customers to make payments to us on a timely basis, it could become necessary for us to increase the allowance for uncollectible accounts. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there were to be an economic downturn or a decline in sales, causing inventories of some products to accumulate, it could become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors for us. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves or excess and obsolete inventory increased to $1,454,000, and 5.2% of total inventories at December 31, 2013, from $1,439,000 and 4.5%, respectively, at December 31, 2012.

Deferred Tax Assets and Valuation Allowance. We record as “deferred tax assets” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce our income taxes in future periods. Under applicable federal and state income tax laws and regulations, in most cases, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax assets depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax assets in full on our balance sheet. If, on the other hand, we conclude that it has become more likely, than not, that we will be unable to utilize those tax benefits in their entirety to reduce future taxes prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax assets on our balance sheet to the amount that we believe we are likely to be able to utilize. Such a reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. The aggregate amount of our net deferred tax assets was approximately $3.1 million at both December 31, 2013 and December 31, 2012.

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

Stock-Based Compensation Expense. We account for stock-based compensation expense in accordance with ASC 718, Stock Compensation, which requires us to recognize the fair value of the compensation paid in stock or other equity awards as an expense in the calculation of our net earnings or loss. We recognize stock-based compensation expense over the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity award. However, if the vesting of any equity award is conditioned on the achievement of a financial performance goal, we do not recognize stock-based compensation expense unless, and until the fiscal period during which, we have concluded that achievement of the performance goal has become probable. If, however, due to subsequent events or circumstances, the performance goal is not ultimately achieved, then the previously recognized stock-based compensation expense would be reversed. Stock options issued in lieu of cash to non-employees, such as directors, for services performed for us are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the years ended December 31, 2013 and 2012 totaled $302,000 and $456,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months following the retail sale of these products to the consumer. We established reserves for warranty claims with respect to these products of $737,000 and $690,000 at December 31, 2013 and 2012, respectively. Those amounts were determined on the basis of a number of factors, including the volume of our sales of those products and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

Recent Accounting Pronouncements

For a discussion of Recently Issued Accounting Pronouncements, see “Note A, Summary of Significant Accounting Policies Recently Issued Accounting Pronouncements” to our consolidated financial statements.

Results of Operations

The following table sets forth certain financial data, expressed as percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.3	84.8	83.3
Gross profit	17.7	15.2	16.7
SG&A expenses	17.6	17.1	17.2
Operating income (loss)	0.1	(1.9)	(0.5)
Interest expense	(0.5)	(0.5)	(0.5)
Loss before taxes	(0.4)	(2.3)	(1.1)
Income tax provision (benefit)	0.1	(0.5)	(0.2)
Net loss	(0.6)%	(1.8)%	(0.8)%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the changes in our net sales in fiscal 2013 and 2012, in each case as compared to the immediately preceding year. Dollars in the table are in thousands.

2013	2012	% Change 2013 vs. 2012	2011	% Change 2012 vs. 2011
$113,938	$113,521	0.4%	$108,195	4.9%

2013 vs. 2012. Although our consolidated sales were relatively unchanged in 2013, as compared to 2012, our sales in the United States increased by $2,130,000, or 2.5%, while our sales in Canada declined by $1,713,000, or 6.1%, in 2013 as compared to 2012. The sales decrease in Canada was primarily attributable to additional competition from U.S. distributors selling into Canada. Our sales, both in the United States and Canada, in 2013 also were negatively impacted by unusually cold spring and summer weather in the Midwest, Northeast and Southeast of the United States and throughout most of Canada.

2012 vs. 2011. We believe that the increase in net sales in 2012, as compared to 2011, was due primarily to: (i) a strengthening of economic conditions and an increase in consumer confidence which led to modest increases in purchases and the usage of RVs and, therefore, in the products we sell, (ii) new marketing programs that we initiated in 2012, and (iii) an increase in sales of generators and other proprietary products to specialty retailers and mass merchandisers, which represents a new distribution channel for us.

Gross Profit

Gross profit is calculated by subtracting cost of sales from net sales. Cost of sales consist primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, inbound freight charges, merchandise receiving, handling and storage costs, and out-bound freight charges. Gross margin is gross profit stated as a percentage of net sales.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Gross profit	$20,142	$17,302	$18,029
Gross margin	17.7%	15.2%	16.7%

2013 vs. 2012. The increase in our gross profit and our gross margin in the year ended December 31, 2013, as compared to 2012, was primarily due to (i) a change in the mix of products sold to a greater proportion of our products on which we realize higher margins, including proprietary products, and (ii) selected price increases that we implemented in the first half of 2013.

2012 vs. 2011. The declines in our gross profit and our gross margin in 2012, as compared to 2011, were primarily due to (i) selected price reductions we made in response to aggressive price competition by competitors seeking to increase their sales in the face of weak consumer demand in the RV markets, (ii) a weakening of the Canadian dollar, as compared to the U.S. dollar, in the first half of 2012, which increased the costs to our Canadian subsidiary of purchasing products from suppliers in the United States, (iii) increases in shipping costs, (iv) an increase in costs associated with quality control testing of new models of portable generators and trailer hitches and other towing products that we introduced and began selling in 2012, and (v) an increase in reserves that we had established for possible warranty claims with respect to the generators we sell, due primarily to increases in our sales of those products.

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

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
SG&A expenses	$20,080	$19,435	$18,573
As a percentage of net sales	17.6%	17.1%	17.2%

2013 vs. 2012. SG&A expenses increased by $645,000, and, as a percentage of net sales, to 17.6%, as compared to 17.1% in 2012. These increases, were due primarily to our implementation of new marketing initiatives and the hiring of additional sales personnel in order to grow our sales in our core RV channel and to increase our penetration in the specialty retail channel in which we sell standby generators and other proprietary products.

2012 vs. 2011. In 2012, SG&A expenses increased by $862,000, in absolute dollars, but decreased as a percentage of net sales from 17.2% in 2011, to 17.1% in 2012. The increase in SG&A expenses in 2012 was due primarily to new marketing programs that we implemented and the hiring of additional field sales people in 2012, in order to increase sales and gain market share.

Operating Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Operating income (loss)	$62	$(2,133)	$(544)
As a percentage of net sales	0.1%	(1.9)%	(0.5)%

2013 vs. 2012. The $2.2 million swing to $62,000 of operating income in 2013 from an operating loss of $2.1 million in 2012, was the result of the increase, described above, in our gross profits in 2013.

2012 vs. 2011. The $1,589,000, or 292.1%, increase in the loss from operations in 2012, as compared to 2011, was primarily the result of the decline in gross profits and the increase in SG&A expenses in 2012.

Other Expense

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Other Expense
Interest expense	$567	$552	$540
Other expense	54	70	92

Total	$621	$622	$632

As a percentage of net sales	0.5%	0.5%	0.6%

Other expense consists of the interest expense that we incur on borrowings and, to a much lesser extent, foreign currency gains or losses and gains or losses on disposal of assets.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income tax provision (benefit)	$143	$(581)	$(255)
Effective tax rate	N/A	22.4%	22.3%

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

Due to the nature of our business, our primary needs for working capital are to finance our accounts receivable and our purchases of inventory. Typically we bill our customers on an open account basis with 1%, 10 day, net 30-day terms. During late fall and in winter, however, we sometimes provide creditworthy customers with payment terms of longer duration and, as a result, we generally use a greater proportion of our borrowing availability during the first and second quarters of each year than during other periods of the year.

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to the sum of 85% of the value of our eligible accounts receivable and 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $13,800,000 at December 31, 2013 as compared to $16,800,000 at December 31, 2012, primarily due to a $2.8 million reduction in inventories at December 31, 2013 as compared to December 31, 2012. Interest on our credit line borrowings in 2013 was paid at a rate equal to the bank’s prime rate (3.25% at December 31, 2013) plus 1.75% or at our option but subject to certain limitations, the bank’s LIBOR rate (0.165% at December 31, 2013) plus 3.25%. At March 6, 2014, outstanding borrowings under the revolving credit facility totaled $14,905,000.

As of December 31, 2013, we were in compliance with all of our financial and other covenants under our bank line of credit agreement. Also, the bank has extended the measurement date of a fixed charge coverage covenant to March 31, 2014. That covenant will require us to achieve a fixed charge coverage ratio of at least 1.1-to-1.0 for rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the quarter that will end on March 31, 2014. The bank also has reduced the maximum amount of credit line borrowings that is available to us by $1 million until we meet that covenant.

Our bank borrowings are collateralized by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that we may be permitted to incur by the bank. The maturity date of this revolving bank line of credit is July 10, 2017. See “RISK FACTORS — We rely heavily on bank borrowings to fund our business, which makes us more vulnerable to adverse changes in economic conditions and creates liquidity risks for us” in Item 1A above in this report.

Sources and Uses of Cash

We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

Cash Provided by (Used in) Operations in 2013 and 2012. In 2013, our operations generated cash of $3.0 million, comprised of a $2.8 million reduction in inventory, a $0.9 million reduction in prepaids and an income tax receivable and $0.9 million in non-cash expenses, partially offset by the use of $0.9 million of cash to reduce accounts payable.

In 2012, we used cash of $2.1 million in our operations, primarily to fund our net loss of $2.0 million and a $4.4 million increase in inventory, partially offset by increases of (i) non-cash expenses comprised of $2.7 million in accounts payable, $0.7 million in depreciation and amortization expense, $0.5 million in stock-based compensation expense, and $0.3 million in accrued liabilities, and (ii) $1.0 million in cash generated by an increase in payments of accounts receivable.

Cash Flows Used in Investing Activities in 2013 and 2012. We used $0.5 million of cash in both 2013 and 2012 in investing activities, principally to fund purchases of other assets and capital expenditures, primarily for warehouse, office, and computer equipment.

Cash (Used in) Provided by Financing Activities in 2013 and 2012. Cash provided by financing activities consists primarily of cash from our revolving credit line borrowings and cash used in financing activities consists primarily of repayments of such borrowings. In 2013, we used cash to repay credit line borrowings in an amount that exceeded our credit line borrowings by $1.6 million. During 2012, our borrowings and repayments of long-term debt under our revolving bank line of credit substantially offset each other and as a result, financing activities provided cash of $28,000 in 2012.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2013, rent expense under all operating leases totaled approximately $3.8 million. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2013:

2014	$3,714
2015	3,543
2016	2,971
2017	619
2018	372
Thereafter	1,006

$12,225

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2013:

Contractual Obligations at December 31, 2013:	Total of Contractual Obligations	Less than One Year	More than One and less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$9,299	$—	$9,299	$—	$—
Operating lease obligations	12,225	3,714	6,514	991	1,006

	$21,524	$3,714	$15,813	$991	$1,006

(1)	Consists of borrowings under our revolving bank credit facility, which matures in July 2017.

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit agreement. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “—Liquidity and Capital Resources — Working Capital Liquidity and Cash Flows” are the formulas that applied to the determination of the interest rates on those borrowings during 2013.

Dividend Policy and Dividend Payments. Since November 2008, the dividend policy of our Board of Directors has been and continues to be to preserve cash for operations, rather than using cash to pay dividends. In addition, our bank credit line agreement contains restrictions on our payment of cash dividends. As a result, we have not paid cash dividends since before November 2008 and we do not anticipate paying cash dividends at least for the foreseeable future.

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2014 that we estimate will range from $300,000 to $500,000. We expect that these expenditures will be of a recurring nature, for such purposes as the replacement and upgrading of warehouse, computer or office equipment in the ordinary course of our business.

We expect to be able to fund these expenditures and our working capital requirements primarily with borrowings under our revolving bank line of credit and internally generated cash flow. However, see the discussion of the liquidity risks we face in Item 1A of this report under the caption “RISK FACTORS — We rely heavily on bank borrowings to fund our business, which makes us more vulnerable to adverse changes in economic conditions and creates liquidity risks for us.”

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins by, among other things, establishing new product supply relationships that we believe will enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in Asia, and to invest in tooling needed for such products. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes. There is no assurance, however, that, if required, we will be able to use bank borrowings for these purposes.

Seasonality and Inflation

Seasonality. We generate significantly higher sales during the six-month period from March through August, when usage of RVs and boats are at their peak, than we do during the remainder of the year when weather conditions are not optimal for outdoor activities. Because a substantial portion our expenses are fixed, operating income declines and we may incur losses, and must rely to a greater extent on borrowings to fund operating requirements, during the period from September through February when our sales and, therefore, our internally generated cash flows, are lower than in the spring and summer months.

The following tables present unaudited quarterly financial information for each of the fiscal years ended December 31, 2013 and 2012. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
Net sales	$25,397	$35,565	$33,101	$19,875
Gross profit	4,202	7,138	6,099	2,703
Net earnings (loss)	(939)	1,097	487	(1,282)
Net earnings (loss) per share — diluted	(0.20)	0.23	0.10	(0.27)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
Net sales	$24,248	$34,115	$34,484	$20,674
Gross profit	3,409	5,069	5,688	2,596
Net earnings (loss)	(1,345)	504	307	(1,480)
Net earnings (loss) per share — diluted	(0.30)	0.11	0.07	(0.32)

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2013, we had outstanding borrowings under our revolving bank line of credit of $9.3 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, to mitigate the risk of changes in value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of December 31, 2013 we held no foreign currency derivatives. We do not use derivatives or other financial instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a) (2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows in each of the years in the three year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BURR PILGER MAYER, INC.
Burr Pilger Mayer, Inc.
E. Palo Alto, California
March 31, 2014

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,140	$1,942
Accounts receivable (less allowance for doubtful accounts of $278 in 2013 and $311 in 2012)	10,070	9,933
Inventories, net	27,532	30,289
Deferred tax asset, net	1,849	1,849
Prepaid expenses	407	848
Income tax refunds receivable, net	51	510

Total current assets	42,049	45,371
Property and equipment, net	1,248	1,188
Other assets	2,947	3,100

	$46,244	$49,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,196	$6,135
Accrued liabilities	3,709	3,518

Total current liabilities	8,905	9,653
Long-term obligations
Line of credit	9,299	10,933

Total liabilities	18,204	20,586

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized: 10,000,000 shares; 5,045,897 and 4,923,431 issued as of December 31, 2013 and 2012, respectively	18,047	17,766
Accumulated other comprehensive earnings	1,227	1,904
Retained earnings	8,766	9,403

Total stockholders’ equity	28,040	29,073

	$46,244	$49,659

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Net sales	$113,938	$113,521	$108,195
Cost of sales (including distribution costs)	93,796	96,219	90,166

Gross profit	20,142	17,302	18,029
Selling, general and administrative expenses	20,080	19,435	18,573

Operating income (loss)	62	(2,133)	(544)
Equity in net earnings of unconsolidated affiliates	65	160	35
Other expense
Interest expense	(567)	(552)	(540)
Other	(54)	(70)	(92)

Loss before income taxes	(494)	(2,595)	(1,141)
Income tax provision (benefit)	143	(581)	(255)

Net loss	$(637)	$(2,014)	$(886)

Basic loss per share	$(0.14)	$(0.44)	$(0.20)

Diluted loss per share	$(0.14)	$(0.44)	$(0.20)

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net loss	$(637)	$(2,014)	$(886)
Other comprehensive (loss) earnings:
Foreign currency translation adjustment	(677)	417	(387)

Comprehensive loss	$(1,314)	$(1,597)	$(1,273)

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total
	Number of Shares	Amounts
Balance at January 1, 2011	4,660,097	$16,861	$1,874	$12,303	$31,038
Net loss for the year	—		—	(886)	(886)
Foreign currency translation adjustments	—	—	(387)	—	(387)
Issuance of common stock under employee option plans	7,000	19	—	—	19
Issuance of restricted shares of common stock under equity incentive plan	114,500	—	—	—	—
Stock-based compensation	—	440	—	—	440

Balance at December 31, 2011	4,781,597	17,320	1,487	11,417	30,224
Net loss for the year	—		—	(2,014)	(2,014)
Foreign currency translation adjustments	—	—	417	—	417
Issuance of common stock under employee option plans	3,334	3	—	—	3
Reduction in pool of windfall tax benefits	—	(13)	—	—	(13)
Issuance of restricted shares of common stock under equity incentive plan	147,500	—	—	—	—
Cancellation of restricted shares of common stock	(9,000)	—	—	—	—
Stock-based compensation	—	456	—	—	456

Balance at December 31, 2012	4,923,431	17,766	1,904	9,403	29,073
Net loss for the year	—		—	(637)	(637)
Foreign currency translation adjustments	—	—	(677)	—	(677)
Issuance of common stock under employee option plans	30,500	28	—	—	28
Issuance of restricted shares of common stock under equity incentive plan	167,500	—	—	—	—
Cancellation of restricted shares of common stock	(55,837)	—	—	—	—
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(19,697)	(49)	—	—	(49)
Stock-based compensation	—	302	—	—	302

Balance at December 31, 2013	5,045,897	$18,047	$1,227	$8,766	$28,040

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(637)	$(2,014)	$(886)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	566	652	657
Amortization	62	59	161
Loss from sale of property and equipment	6	35	31
Equity in net earnings of unconsolidated affiliates, net of distributions	(65)	(160)	(35)
Stock-based compensation expense	302	456	440
Deferred income taxes	59	(220)	(166)
Change in assets and liabilities:
Accounts receivable	(137)	967	(1,037)
Inventory	2,757	(4,437)	60
Prepaids and income tax refunds receivable, net	863	(449)	58
Accounts payable	(939)	2,741	19
Accrued liabilities	191	295	(33)

Net cash provided by (used in) operating activities	3,028	(2,075)	(731)

Cash flows from investing activities:
Proceeds from sale of property and equipment	12	23	22
Increase in other assets	(107)	(160)	(123)
Capital expenditures	(447)	(394)	(329)

Net cash used in investing activities	(542)	(531)	(430)

Cash flows from financing activities:
Borrowings under line-of credit agreements	120,909	124,949	110,648
Repayments under line-of credit agreements	(122,543)	(124,911)	(109,866)
Issuance of common stock under employee equity incentive plans	28	3	19
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(49)	—	—
Reduction in pool of windfall tax benefits	—	(13)	—

Net cash (used in) provided by financing activities	(1,655)	28	801
Effect of exchange rate changes on cash	(633)	340	(300)

Net increase (decrease) in cash and cash equivalents	198	(2,238)	(660)
Cash and cash equivalents beginning of year	1,942	4,180	4,840

Cash and cash equivalents end of year	$2,140	$1,942	$4,180

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$578	$552	$522
Income taxes	(337)	(164)	(24)

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

2. Inventories. All of our inventory consists of finished goods, which are comprised of replacement parts, supplies and accessories held for resale. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. At December 31, 2013 and 2012, our reserves for excess and obsolete inventory were $1,454,000 and $1,439,000, respectively.

3. Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation and amortization are:

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

5. Segment Reporting. We have one operating segment, which is the distribution of replacement parts, supplies and accessories principally for recreational vehicles. We distribute those products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2013, 2012 or 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

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

Options to purchase 279,000, 433,000 and 546,001 shares in 2013, 2012 and 2011, respectively, were excluded from the computation of diluted earnings (loss) per share because the respective exercise prices per share of those options were greater than the average of the market prices of our shares of common stock during each of those years and, therefore, their inclusion in that computation would have been anti-dilutive. In addition, 318,660, 312,501 and 232,501 restricted shares were excluded from the computation of diluted loss per share in 2013, 2012 and 2011, respectively, because their inclusion in that computation would have been anti-dilutive.

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

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets:

	At December 31, 2013
	Total	Quoted market prices in active markets (level 1)	Significant other observable Inputs (level 2)
Cash equivalents – Overnight Investments	$1,623	$—	$1,623

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

	At December 31, 2012
	Total	Quoted market prices in active markets (level 1)	Significant other observable Inputs (level 2)
Cash equivalents – Overnight Investments	$1,283	$—	$1,283

The Company had no level 3 assets or liabilities at December 31, 2013 and 2012.

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

14. Accounts Receivable and the Allowance for Doubtful Accounts. The majority of our accounts receivable are due from RV dealers, supply stores and service centers. Credit is extended to a customer based on evaluation of its financial condition and, generally, collateral is not required. We maintain allowances for doubtful accounts for estimated losses that would result from the inability of customers to make required payments on their accounts. We regularly evaluate the adequacy of the allowance for doubtful accounts. We estimate potential losses on our accounts receivable on the basis of the aging of accounts receivable balances, a review of significant past due accounts, and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, whether due to deteriorating economic conditions generally or otherwise, adversely affecting their ability to make payments, it could become necessary for us to make additional provisions to increase the allowance for doubtful accounts.

15. Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments to employees or directors as an expense in the calculation of net earnings (loss). We generally recognize stock-based compensation expense over the period in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. However, if the vesting of an equity award is conditioned on the achievement of a financial or other performance goal, we do not recognize stock-based compensation expense unless and until we have concluded that achievement of the performance goal has become probable. If we have made such a determination, but the performance goal is not ultimately achieved, due to subsequent events or circumstances, then the previously recognized stock-based compensation expense would be reversed.

16. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in most instances, the manufacturers warrant their products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and provides for us to share the costs of providing those services with the manufacturer. The warranty period is 24 months following the sale of the product to a retail customer. Accordingly, we maintain a reserve for warranty claims we may receive with respect to generators that have been sold to consumers. At December 31, 2013 and 2012, those warranty reserves totaled $737,000 and $690,000, respectively. We periodically increase the warranty reserve to replenish it after it has been reduced by warranty claims charged against it or to increase the reserve as a result of unanticipated increases in claims or material increases in the number of generators that we have sold. Those increases are effectuated by means of a provision for warranty claims which is recorded as a component of our costs of sales in our consolidated statements of operations and, as a result, increases in the warranty reserve can result in a reduction in our income for the period during which such provisions are made.

Although we do not maintain insurance for product warranty claims, we do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

17. Recent Accounting Pronouncements. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that we believe are of significance, or potential significance, to the Company based on our current operations.

In July 2012, the FASB issued amended guidance for impairment of indefinite-lived intangible assets. The guidance allows for an option to first access qualitative factors to determine whether the existence or events or circumstances leads to a determination that is more likely than not that the fair value of the indefinite-lived intangible asset exceeds it carrying amount. If the qualitative facts lead us to conclude it is more likely than not that the fair value exceeds the carrying value of the indefinitely-lived intangible asset, then the fair value does not need to be calculated. This update was effective for annual and interim impairment tests performed for the fiscal years beginning after September 15, 2012. Accordingly, the amended guidance is effective for the year ending December 31, 2013. This new standard, which we adopted in the first quarter of 2013, has not had a material impact on our consolidated financial statements.

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

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss or a tax credit carryforward exists and certain criteria are met. This guidance is effective prospectively for annual and interim reports periods beginning after December 15, 2013. The Company is currently evaluating the potential impact of the adoption of this guidance on its consolidated financial statements.

NOTE B: PROPERTY AND EQUIPMENT

Property, plant and equipment, net consist of the following at December 31:

	2013	2012
	(In thousands)
Warehouse equipment	$5,197	$5,441
Office equipment	5,246	5,241
Leasehold improvements	1,554	1,566
Automobiles	114	115

	12,111	12,363
Less accumulated depreciation and amortization	(10,863)	(11,175)

	$1,248	$1,188

Depreciation and amortization expense totaled $628,000, $711,000 and $818,000 in 2013, 2012 and 2011, respectively.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2013	2012
	(In thousands)
Secured notes payable to bank under line of credit due July 10, 2017	$9,299	$10,933

The secured notes payable to bank evidence borrowings under a revolving credit facility which permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. The Company’s borrowing base at December 31, 2013 was $13,800,000 as compared to $16,800,000, at December 31, 2012. Interest is payable at the bank’s prime rate (3.25% at December 31, 2013) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.165% at December 31, 2013) plus 3.25%. As of December 31, 2013, we were in compliance with all of our financial and other covenants under our line of credit agreement. The credit facility is scheduled to mature at July 10, 2017.

At March 6, 2014, outstanding borrowings under the revolving credit facility totaled $14,905,000. Our credit facility borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

NOTE D: COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices, warehouse facilities, and some of our office equipment. These leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire at various dates over the next twelve years.

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2013, in thousands of dollars, are as follows:

Year Ending December 31,
2014	$3,714
2015	3,543
2016	2,971
2017	619
2018	372
Thereafter	1,006

$12,225

Rent expense charged to operations amounted to $3,759,000 in 2013, $3,938,000 in 2012, and $4,170,000 in 2011.

Legal Proceedings. We are subject to legal proceedings, claims and litigation arising in the ordinary course of business, including product liability, personal injury and intellectual property litigation. While the outcome of currently pending litigation is not determinable due to the uncertainties inherent in litigation, based on the information currently available to us, we do not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE E: STOCK INCENTIVE PLANS

In August 2012, our shareholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of such equity incentives, 300,000 shares of our common stock, plus an additional 17,666 shares which was equal to the total of the number of shares that were then available for the grant of new options or other equity incentives under our then existing stockholder-approved stock incentive plans (the “Previous Plans”). At the same time, those 17,666 shares ceased to be available for the grant of equity incentive under those Previous Plans. At December 31, 2013, options to purchase a total of 279,000 shares of our common stock and a total of 318,660 unvested shares of restricted stock were outstanding, and 355,367 shares remained available for future grants of equity incentives, under the 2012 Plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate, rather than being exercised, or any unvested restricted shares were to be cancelled, the shares that had been subject to those options and such cancelled restricted shares would become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides, instead, that if any of those options expire or terminate for any reason or any of those unvested restricted shares are cancelled, then, the number of shares that will become available for grants or awards of equity incentives under the 2012 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Therefore, if any equity incentives that are outstanding under the Previously Approved Plans expire, terminate or, subject to certain limitations, are reacquired by the Company, then a number of shares equal to the number of shares that had been subject to those equity incentives would become available for future grants under the 2012 Plan and those shares would cease to be available for future grants under the Previously Approved Plans.

Information Regarding Stock Options. The fair value of outstanding options was estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, the expected dividend yield of the underlying common stock, the expected life of the option and expected volatility in the market value of the underlying common stock.

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Year Ended December 31,
	2013	2012	2011
Expected volatility	57.00%	59.00%	72.00%
Risk free interest rate	2.73%	1.64%	2.15%
Expected dividend yields	N/A	N/A	N/A
Expected lives	10 yrs.	10 yrs.	10 yrs.

Expected volatilities are based on the historical volatility of the Company’s common stock. The risk free interest rate is based upon market yields for United States Treasury debt securities. The expected dividend yields are based upon the Company’s dividend policy in effect in each of the years presented and the fair market value of the Company’s shares at the time of grant. Expected lives are based on several factors, including the average holding period of the outstanding options, their remaining terms and the cycle of our long range business plan.

The following tables summarize stock option activity during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2013	433,000	$3.60
Granted	10,000	3.80
Exercised	(30,500)	0.94
Forfeited	(133,500)	4.84

Outstanding at December 31, 2013	279,000	3.31	2.5 years	$321,200

Exercisable at December 31, 2013	269,000	3.29	2.2 years	$321,200

Options vested and expected (as of December 31, 2013) to vest in the future	279,000	3.31	2.5 years	$321,200

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

	Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2012	546,001	$4.54
Granted	8,000	1.80
Exercised	(3,334)	0.90
Forfeited	(117,667)	7.90

Outstanding at December 31, 2012	433,000	3.60	2.4 years	$157,000

Exercisable at December 31, 2012	425,000	3.64	2.3 years	$155,000

Options vested and expected (as of December 31, 2012) to vest in the future	433,000	3.60	2.4 years	$157,000

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing price of the Company’s common stock on the American Stock Exchange on December 31, 2013 and 2012, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2013 and 2012, respectively). The total pre-tax intrinsic values of the options exercised during 2013 and 2012 were $75,000 and $3,000, respectively.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2013 and 2012 were $2.77 and $1.28, respectively.

A summary of the status of the Company’s unvested stock options as of December 31, 2013 and 2012 and the changes that occurred during each of the years then ended is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2013	8,000	$1.28
Granted	10,000	2.77
Vested	(8,000)	1.28
Forfeited	—	—

Unvested at December 31, 2013	10,000	$2.77

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2012	69,200	$0.73
Granted	8,000	1.28
Vested	(69,200)	0.73
Forfeited	—	—

Unvested at December 31, 2012	8,000	$1.28

As of December 31, 2013 and 2012, unrecognized compensation cost related to unvested options granted under the Company’s equity incentive plans totaled $7,000 and $3,000, respectively. At December 31, 2013 and 2012, those costs were expected to be recognized over a weighted average period of 0.2 years and 0.2 years, respectively.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

Set forth below is additional information with respect to the stock options that were outstanding under our equity incentive plans at December 31, 2012:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$0.63 – $4.50	190,000	$1.65	2.7	180,000	$1.53
$4.75 – $9.80	89,000	$6.85	2.0	89,000	$6.85

$0.63 – $9.80	279,000	$3.31	2.5	269,000	$3.29

Restricted Shares. Between January 1, 2010 and December 31, 2013, we awarded to some of our officers and other key management employees a total of 439,000 “service -contingent” restricted shares of our common stock. The terms of those grants provided for those restricted shares to vest in equal annual installments over a three or four year service period following the respective dates of those awards, subject to the continued service with the Company of the recipients of such shares. In accordance with ASC 718, compensation expense for such awards is based on the fair market value of the awards on their respective dates of grant and is recognized over those service periods. Between January 1, 2010 and December 31, 2013, a total of 223,003 of these service-contingent restricted shares had vested and a total of 206,997 of those service-contingent restricted shares remained unvested at December 31, 2013. Since all of the holders of those remaining unvested restricted shares were still in the Company’s employ at December 31, 2013, we expect that all of those unvested restricted shares will vest over the remainder of their respective vesting periods. At December 31, 2013, unrecognized stock-based compensation cost attributable to service-contingent restricted shares totaled approximately $292,500 which, as of that date, was expected to be recognized over a weighted average period of approximately 2.2 years. The aggregate intrinsic value of these restricted shares, at December 31, 2013, was $677,000.

In 2013, the Compensation Committee granted, under our 2012 Equity incentive Plan, a total of 167,500 performance-contingent restricted shares to our officers and other key management employees. One third of these performance contingent shares were to vest in each of 2013, 2014 and 2015, subject to the achievement by the Company of different financial performance goals applicable to those years. Stock-based compensation expense with respect to each one-third of those performance-contingent shares is recognized only if, and when, a determination is made that the Company’s achievement of the performance goal for the particular year had become probable. However, if any compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved (due, for example, to the occurrence of subsequent changes in market or economic conditions that adversely affected the Company’s financial performance during the remainder of the year), then, the previously recognized stock-based compensation expense would be reversed. The Company did not achieve the financial performance goal for 2013. As a result, no stock-based compensation expense was recognized in respect of any of the performance-contingent shares in 2013, one third of the performance-contingent restricted shares were cancelled, and the remaining 111,663 of these performance-contingent shares continued to be unvested as of December 31, 2013. We cannot predict, as of yet, whether any of those remaining performance-contingent shares will become vested as that will depend on the Company’s results of operations in 2014 and 2015.

At December 31, 2013, unrecognized stock-based compensation cost attributable to performance-contingent restricted shares totaled approximately $330,500 which, as of that date, was expected to be recognized over a weighted average period of approximately 2.9 years. The aggregate intrinsic value of the performance-contingent restricted shares, at December 31, 2013, was $365,000.

A summary of restricted stock activity during the years ended December 31, 2013 and 2012 is presented below:

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2013	312,501	$3.39
Granted	167,500	2.96
Vested	(105,504)	3.29
Forfeited	(55,837)	2.96

Outstanding and unvested at end of year	318,660	$3.27

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2012	232,501	$4.31
Granted	147,500	2.28
Vested	(58,500)	4.15
Forfeited	(9,000)	3.89

Outstanding and unvested at end of year	312,501	$3.39

NOTE F: EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their respective accounts. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company did not make any contributions to the plan in 2013, 2012 or 2011.

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2013	2012	2011
	(In thousands)
Net sales to external customers
United States	$87,504	$85,374	$81,856
Canada	26,434	28,147	26,339
Operating income (loss)
United States	$1,085	$(459)	$7
Canada	(1,122)	(1,607)	(582)
Other	99	(67)	31
Identifiable assets
United States	$36,339	$38,341	$35,317
Canada	9,554	11,009	11,630
Other	351	309	789

The Company has an equity investment in a corporation which conducts a business that is similar to the Company’s business, but in a much smaller scale, in Mexico. That investment, which is included in long-term assets on the Company’s consolidated balance sheet, totaled approximately $982,000 and $935,000 at December 31, 2013 and 2012, respectively. The results of operation of this corporation are included in equity in the net earnings of unconsolidated affiliates in the Company’s consolidated statements of operations.

NOTE H: INCOME TAXES

Pretax earnings (loss) for the years ended December 31, 2013, 2012 and 2011 were taxed in the following jurisdictions:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Domestic	$648	$(807)	$(500)
Foreign	(1,142)	(1,788)	(641)

	$(494)	$(2,595)	$(1,141)

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

The provision (benefit) for income taxes in each of 2013, 2012 and 2011 is summarized below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current
Federal	$—	$—	$—
State	90	61	67
Foreign	1	(409)	(166)

	91	(348)	(99)
Deferred
Federal	216	(171)	(178)
State	87	—	—
Foreign	(251)	(62)	22

	52	(233)	(156)

	$143	$(581)	$(255)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2013	2012
	(In thousands)
Deferred tax assets
Inventory	$1,155	$1,187
Bad debt provision	60	49
Property, plant and equipment	95	109
Deferred credits	1,280	1,281
Loss carryforwards	1,031	1,054
Rent	148	162
Other	812	817

Gross deferred tax assets	4,581	4,659
Less valuation allowance(2)	(1,369)	(1,376)

	3,212	3,283

Deferred tax liabilities
Property, plant and equipment	(84)	(61)
Unremitted earnings of foreign affiliates	(53)	(58)
Other	—	(30)

Gross deferred tax liabilities	(137)	(149)

Net deferred tax assets(1)	$3,075	$3,134

(1)	$1,849,000 of the total deferred tax assets at December 31, 2013 and 2012 were included in current assets and $1,226,000 and $1,285,000 in 2013 and 2012 were included in other long-term assets at December 31, 2013 and 2012, respectively.
(2)	The deferred tax valuation allowance decreased by $7,000 during 2013, $163,000 during 2012 and $15,000 during 2011.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

Set forth below is a reconciliation between actual tax expense (benefit) and expected tax expense (benefit) for the respective periods presented below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Loss before income taxes	$(494)	$(2,595)	$(1,141)

Expected income tax expense at 34%	$(168)	$(882)	$(388)
Difference in rates on earnings of foreign operations	148	83	80
Stock-based compensation and other nondeductible expenses	33	27	43
State taxes and credits (net of federal benefit)	134	50	40
Change in valuation allowance	(7)	—	7
Unremitted earnings of foreign subsidiaries	(5)	(19)	(1)
Exclusion of earnings of foreign affiliates	(22)	(54)	(12)
Foreign dividend	—	192	—
Shortfall on vested restricted shares that exceed pool of windfall tax benefits	32
Other	(2)	22	(24)

Income tax provision (benefit)	$143	$(581)	$(255)

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

At December 31, 2013, the operating loss carryforwards available for federal, state and foreign income tax purposes were $1,324,000, $3,949,000 and $1,960,274, respectively. The earliest year during which any of the carryforwards begin to expire is 2016. At December 31, 2013, foreign tax credit carryforwards available for federal income tax purposes totaled $328,000, which expire in 2015. State targeted tax area credit carryforwards of $1,245,000 are available with no expiration dates.

It is our policy to classify interest and penalties as a component of tax expense. At December 31, 2013 we had $273,000 of unrecognized tax benefits, of which $10,000 impacted our effective tax rate. Interest and penalties totaled $131,000, which was accrued on the balance sheet at December 31, 2013.

The Company and its domestic subsidiaries file income tax returns in the US federal jurisdiction and in various state jurisdictions. The Company’s foreign subsidiaries file income tax returns in the respective jurisdictions in which they are based. With few exceptions, we are no longer subject to tax examinations by taxing authorities for years before 2007. We do not expect total unrecognized tax benefits to change significantly during the year ended December 31, 2013 due to the expiration of any statutes of limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):	2013	2012
Balance as of January 1,	$263	$260
Additions for tax positions related to the current year	10	3
Reductions for tax positions of prior years	—	—

Balance as of December 31,	$273	$263

NOTE I: LOSS PER SHARE

We calculate basic earnings (loss) per share (EPS) of our common stock for any period by dividing the Company’s net earnings (loss) by the weighted-average number of common shares outstanding for that period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Outstanding stock options and restricted shares were not considered to be dilutive securities for the year ended December 31, 2013 due to the net loss incurred by the Company in 2013. Set forth below are the computations of basic and diluted loss per share for each of the following periods:

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Numerator:
Net loss	$(637)	$(2,014)	$(886)

Denominator:
Weighted average shares outstanding	4,691	4,597	4,535
Dilutive effect of stock options and restricted shares	—	—	—

Denominator for diluted loss per share	$4,691	$4,597	$4,535

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands) at December 31:

	As of December 31,
	2013	2012
Payroll and related benefits	$798	$703
Rent	436	465
Income and other taxes	393	404
Warranty reserve	737	690
Other	1,345	1,256

	$3,709	$3,518

NOTE K: WARRANTY RESERVE

We generally do not independently provide warranties on the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. Accordingly, we maintain a reserve against which we charge warranty claims we receive with respect to those generators. The amount of the reserve is determined based primarily on our historical warranty claims experience and the number of portable generators that we sell each year. We periodically increase the warranty reserve to replenish it after it has been reduced by warranty claims charged against it or to increase the reserve in response to increases in the number or the amounts of the warranty claims or increases in the number of generators that we have sold. Since the warranty reserve is replenished or increased by recording a charge which is included in, and has the effect of increasing, our costs of sales in our consolidated statements of operations, an increase in the reserve will reduce income in the period when the increase is recognized.

Set forth in the table below is our accrued warranty expense (in thousands), which is included in accrued liabilities on the consolidated balance sheets:

	As of December 31,
	2013	2012
Accrued warranty balance as of January 1,	$690	$564
Warranty costs incurred	(1,193)	(1,214)
Provision for warranty claims	1,240	1,340

Accrued warranty balance as of December 31,	$737	$690

NOTE L: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase air conditioners from Airxcel, Inc. (“Airxcel”) and generators from Zhejiang Xingyu Industry and Trade Co., Ltd, (“Zhejiang”). Our purchases from Airxcel accounted for approximately 25%, 22%, and 20% of our total product purchases in 2013, 2012, and 2011, respectively. Our purchases from Zhejiang accounted for 6% of our total product purchases in 2012 and 2011; however, those purchases accounted for less than 5% of our total product purchases in 2013.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT-)

Concentration of Credit Risk. We maintain bank accounts with high quality financial institutions to minimize credit risk. However, our deposit balances may periodically exceed federal deposit insurance limits.

NOTE M: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
Net sales	$25,397	$35,565	$33,101	$19,875
Gross profit	4,202	7,138	6,099	2,703
Net earnings (loss)	(939)	1,097	487	(1,282)
Net earnings (loss) per share — diluted	(0.20)	0.23	0.10	(0.27)

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(Unaudited)
Net sales	$24,248	$34,115	$34,484	$20,674
Gross profit	3,409	5,609	5,688	2,596
Net earnings (loss)	(1,345)	504	307	(1,480)
Net earnings (loss) per share — diluted	(0.30)	0.11	0.07	(0.32)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2011, 2012 and 2013

Description	Balance at Beginning of Period	Adjustments	Write Off of Bad Debts	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2011	$656,000	$(160,000)	$(109,000)	$387,000
Year Ended December 31, 2012	$387,000	$23,000	$(99,000)	$311,000
Year Ended December 31, 2013	$311,000	$115,000	$(148,000)	$278,000

Description	Balance at Beginning of Period	Adjustments	Write Off of Scrapped Inventory	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2011	$2,009,000	$179,000	$(787,000)	$1,401,000
Year Ended December 31, 2012	$1,401,000	$224,000	$(186,000)	$1,439,000
Year Ended December 31, 2013	$1,439,000	$251,000	$(236,000)	$1,454,000

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2011	$1,198,000	$15,000	$—	$1,213,000
Year Ended December 31, 2012	$1,213,000	$163,000	$—	$1,376,000
Year Ended December 31, 2013	$1,376,000	$—	$(7,000)	$1,369,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2013, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.

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

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2014 for the Company’s 2014 Annual Stockholders’ Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2014 for the Company’s 2014 Annual Stockholders’ Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2014 for the Company’s 2013 Annual Stockholders’ Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2013:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders	279,000	$3.31	355,367
Equity compensation plans not approved by stockholders	—	—	—

	279,000	$3.31	355,367

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2014 for the Company’s 2014 Annual Stockholders’ Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2014 for the Company’s 2014 Annual Stockholders’ Meeting.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 31, 2013	By:	/S/ JAMES MUSBACH
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

Signature	Title	Date

/S/ JAMES MUSBACH James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2014

/S/ THOMAS R. MCGUIRE Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	March 31, 2014

/S/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2014

/S/ JOHN W. CASEY John W. Casey	Director	March 31, 2014

/S/ LEONARD P. DANNA Leonard P. Danna	Director	March 31, 2014

/S/ BEN A. FRYDMAN Ben A. Frydman	Director	March 31, 2014

/S/ ROBERT S. THROOP Robert S. Throop	Director	March 31, 2014

/S/ THOMAS G. FALUDY Thomas G. Faludy	Director	March 31, 2014

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 (the “Bank Credit Line Agreement”) between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the SEC on August 24, 2006).

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Bank Credit Line Agreement. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.)

10.46	Fifth Amendment to Bank Credit Line Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.47	Seventh Amendment to Bank Credit Line Agreement entered into as November 8, 2010 by the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.48	Eighth Amendment to Bank Credit Line Agreement entered into as of May 10, 2011 by the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.49	Ninth Amendment to Bank Credit Line Agreement entered into as of July 27, 2011 by the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2011.)

10.50	Tenth Amendment to Bank Credit Line Agreement entered into as of November 8, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.51	Eleventh Amendment to Bank Credit Line Agreement entered into May 1, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 4, 2012.)

10.52	Twelfth Amendment to Bank Credit Line Agreement entered into July 30, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 2, 2012.)

E-1

Exhibit No.	Description of Exhibits

10.53	Thirteenth Amendment to Bank Credit Line Agreement entered into November 9, 2012 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.)

10.54	Fourteenth Amendment to Bank Credit Line Agreement entered into March 25, 2013 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2013.)

10.55	Fifteenth Amendment to Bank Credit Line Agreement entered into May 10, 2013 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2013.)

10.56	Sixteenth Amendment to Bank Credit Line Agreement entered into August 12, 2013 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013.)

10.57	Seventeenth Amendment to Bank Credit Line Agreement entered into November 12, 2013 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2013.)

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

E-2