Form 10-K/A
period 2013-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2014-04-30
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from              to

Commission File Number 1-9511

THE COAST DISTRIBUTION SYSTEM, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-2490990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

350 Woodview Avenue, Morgan Hill, California	95037
(Address of principal executive offices)	(Zip Code)

(408) 782-6686

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value, $.001 per share	NYSE MKT LLC
(Title of Class)	(Name of Each Exchange on Which Registered)

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

As of April 20, 2014, a total of 5,315,604 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2014, The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 10-K”) with the Securities Exchange Commission (the “SEC”). This Amendment No. 1 on Form 10-K/A (this “10-KA” or “Amendment No. 1”) is being filed to add, into Part III of the 2013 10-K, the information that was to have been incorporated by reference therein from the Company’s proxy statement for its 2014 Annual Meeting of Stockholders.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1. Those certifications are the only Exhibits that are being filed with this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 (i) does not reflect or discuss any events that may have occurred during the period that began on April 1, 2014 and will end on the date of the filing of this Amendment No. 1 with the SEC and (ii) does not modify or update any disclosures in the originally filed 2013 10-K that may have been affected by any such subsequent events.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2013

(ii)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant

The Board of Directors is divided into three classes. The Directors in each Class stand for election in successive years, for a term of three-years. Robert S. Throop and Leonard P. Danna are the Class I Directors; John W. Casey, James Musbach and Thomas G. Faludy are the Class II Directors; and Thomas R. McGuire and Ben A. Frydman are the Class III Directors. Set forth below is information regarding the Company’s Directors:

	Age	Positions	Director Since	Current Term Expires
Class I Directors:
Robert S. Throop	76	Director	1995	2016
Leonard P. Danna	61	Director	2003	2016
Class II Directors:
John W. Casey	72	Director	1998	2014
James Musbach	64	President, Chief Executive Officer and Director	2007	2014
Thomas G. Faludy	67	Lead Director	2013	2014
Class III Directors:
Thomas R. McGuire	70	Executive Chairman and Chairman of the Board	1977	2015
Ben A. Frydman	67	Director	1988	2015

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

Class II Directors

John W. Casey has served as a director of the Company since August 1998. Mr. Casey is retired and is a private investor. He also serves as a trustee of the Deschutes Land Trust. From 1980 and until his retirement in 1994, Mr. Casey was President and Chief Executive Officer of Shurflo Pump Mfg. Company (“Shurflo”), a privately owned company which is engaged in the manufacture and sale of pumps used in pumping and circulating water or other liquids in a variety of products and equipment, including in recreational vehicles (“RVs”) and soft drink dispensing machines. Having been the CEO of Shurflo, which is a supplier of products to RV manufacturers and distributors, Mr. Casey brings to the Board considerable knowledge regarding the RV market generally and also the perspective of an aftermarket product manufacturer and supplier to the RV industry, which is valuable to the Board and management due to the Company’s reliance on such manufacturers and suppliers for the products it sells.

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

Thomas G. Faludy was elected as a member of our board of directors in November 2013. Mr. Faludy has more than 30 years of experience in the recreational vehicle industry, including serving as a board member of the Recreational Vehicle Industry Association (RVIA). He recently completed a more than 20 year career with Scott Fetzer Co,. A Berkshire Hathaway company that manufactures a broad range of consumer, medical and industrial products, including RV products. In 2004, Mr. Faludy was appointed as Vice President Group and Corporate Development of Scott Fetzer Co. In 2008, he was promoted to Executive Vice President of Scott Fetzer Co., where he had management authority and responsibility for 10 of Scott Fetzer’s businesses and was in charge of business acquisitions. From 1989 to 2003, Mr. Faludy served as President of Scott Fetzer’s CareFree Division, which manufactures and sells primarily to RV manufacturers, RV awnings and other accessories. In 2011, following his retirement from Scott Fetzer Co., Mr. Faludy formed TGF Enterprises, a management advisory and strategic planning firm. Mr. Faludy serves in advisory and board positions for Jayco, Inc., an RV manufacturer, the Ryan Group of Companies of Australia, a multi-division conglomerate with manufacturing and distribution operations, and LMS Inc., a manufacturer of residential outdoor products and equipment marketed under the Cal Spas brand name, all of which are private companies. Having had 30 years of experience in the recreational vehicle industry, including as a member of the a board member of the RVIA and his experience as President of the Scott Fetzer’s CareFree Division, Mr. Faludy brings to the Board considerable knowledge regarding the RV market generally and also the perspective of an aftermarket product manufacturer and supplier to the RV industry. Additionally, Mr. Faludy’s management experience at Scott Fetzer Co. provides valuable insight to the Board regarding the management and the internal operations of and the risks faced by companies that manufacture and market RV after-market products, such as the Company’s proprietary products.

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

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is and for more than the past 30 years has been engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2013 and is providing legal services to the Company in 2014. Mr. Frydman received a Bachelor’s Degree, with honors, from UCLA in 1968 and earned a J.D. Degree, with honors, from Harvard Law School in 1973. Mr. Frydman has been the Company’s outside counsel since 1983 and, in that capacity, has been an advisor to management and the Board in connection with virtually all of the Company’s major corporate transactions and acquisitions and the implementation of its growth strategies. As a result, he has a keen knowledge of the Company’s business and the management of business risks that the Company encounters in connection with its operations and growth strategies.

Executive Officers of Registrant

Information regarding the Executive Officers of the Registrant is set forth in Part I of this Report.

Family Relationships

There are no family relationships among any of the directors or executive officers of the Company.

THE BOARD OF DIRECTORS

Role of the Board of Directors. In accordance with Delaware law and our Bylaws, the Board of Directors oversees the management of the business and affairs of the Company. The members of the Board keep informed about our business through discussions with management, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and Board committee meetings.

Our Board members are encouraged to prepare for and to attend all meetings of the Board and the Board committees of which they are members and all stockholder meetings. During the fiscal year ended December 31, 2013, the Board of Directors of the Company held a total of four meetings and all of the directors attended at least 80% of the total of those meetings and the meetings of the Board committees on which they served during 2013. All of our directors also attended the 2013 Annual Meeting of Stockholders. Although we have no formal policy requiring director attendance at annual meetings of stockholders, we attempt to schedule each annual meeting for a date that is convenient for all directors to attend.

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

Thomas R. McGuire, the Chairman of the Board, is an executive officer and past President and CEO of the Company. In electing Mr. McGuire as Chairman, the Board considered the fact that Mr. McGuire is a large stockholder of the Company and that, as a result, his interests are more closely aligned with those of the stockholders than with those of management, and that he has extensive knowledge about and is well-known within the Company’s marketplace, and as a result is best able to identify strategic opportunities for our Company in the market.

Our Board also has determined that maintaining the independence of a majority of our directors helps maintain the Board’s independent oversight of management and ensures that the appropriate level of independence is applied to all Board decisions. In addition, the Board has designated one of the independent directors as Lead Director. The Lead Director’s duties include working with the Chairman to develop and approve Board agendas, developing and approving meeting schedules with the Chairman to ensure there is sufficient time for discussion of agenda topics, advising the Chairman as to the quality, quantity and timeliness of the information sent to the Board by management, developing agendas for and chairing executive sessions of the Board (in which the non-management directors meet without management), acting as a liaison between the independent directors and the Chairman and the CEO, and performing such other duties as the Board may determine from time to time. The position of Lead Director is currently held by Thomas G. Faludy.

Our Audit, Compensation and Nominating and Governance Committees, which oversee critical matters, such as our accounting principles and financial reporting processes, our executive compensation program and the selection and evaluation of our directors and director nominees, respectively, are comprised solely of independent directors.

Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2013 is set forth below.

Audit Committee and Financial Experts. The members of the Audit Committee are Leonard P. Danna, its Chairman, and Robert S. Throop and John W. Casey. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the NYSE MKT listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the SEC. The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. To ensure independence, the Audit Committee meets separately with our outside auditors and members of management, respectively. The Audit Committee held a total of four meetings in 2014.

Compensation Committee. The members of the Compensation Committee are John W. Casey, who serves as the Committee’s Chairman, Robert S. Throop and Leonard P. Danna, each of whom is independent (as defined in the NYSE MKT listed company rules). The Compensation Committee (i) sets the salaries of the Company’s executive officers; (ii) adopts non-equity incentive compensation and other non-equity benefit plans for our executive officers and sets the performance targets and determines the incentive compensation awards that may be earned under those plans; and (iii) oversees the administration of, and makes determinations with respect to the granting and terms of stock options and restricted shares granted under, the Company’s equity incentive plans. The Compensation Committee operates under a charter that sets forth the role and responsibilities of the Committee. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. The Compensation Committee held one meeting in 2014.

Mr. Musbach sometimes participates in meetings of the Compensation Committee to provide the Committee with information with respect to the performance of the Company’s other executive officers who report to him, but does not participate in the deliberations or votes by the Committee.

Nominating and Governance Committee. The members of the Nominating and Governance Committee are Robert S. Throop, its Chairman, Ben A. Frydman and John W. Casey, each of whom is independent within the meaning of the NYSE MKT Listing Rules. This Committee has a written charter that sets forth its responsibilities, which include identifying and recommending nominees for election to the Board; making recommendations to the Board regarding the directors to be appointed to each of its standing Committees; developing and recommending corporate governance guidelines for adoption by the Board of Directors; and overseeing the annual self-assessments by the Company’s Directors of the performance of the Board of Directors and its Committees. A copy of the Committee’s charter may be viewed in the investor relations section of our website at www.coastdistribution.com. The Committee held one meeting in 2014.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Directors believe that sound governance policies and practices provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. Our Board of Directors has adopted the following governance guidelines, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the requirements under the NYSE MKT listed company rules and the Sarbanes-Oxley Act of 2002. Some of the principal subjects covered by those guidelines include:

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

•	Independence and Responsibilities of Directors. A majority of the Directors, but in no event less than three directors, will be independent directors (as defined in the NYSE MKT listed company rules). Additionally, Directors are expected to act in the best interests of all stockholders; develop and maintain a sound understanding of our business and the industry in which we operate; prepare for and attend Board and Board committee meetings; and provide active, objective and constructive participation at those meetings.

•	Director Access to Management. Directors are to be permitted access to members of management and members of management are to provide Board presentations regarding the functional areas of our business for which they are responsible.

•	Adequate Funding for the Board and its Committees. The Company will provide the funding necessary to enable the Board and each of its committees to retain independent advisors as the Board, or such committees acting independently of the Board, deem to be necessary or appropriate.

•	Director Participation in Continuing Education Programs. New directors will participate in programs designed to familiarize them with our business, strategic plans, significant financial, accounting and risk management issues, compliance programs, conflicts policies, code of business conduct and corporate governance guidelines. In addition, each incumbent director is expected to participate in continuing education programs relating to developments in the Company’s business and to corporate governance.

•	Annual Performance Evaluations. The Board and each Board committee will conduct an annual self-assessment of its performance.

•	Executive Sessions without Management. The independent directors of the Board will hold separate sessions, outside the presence of management, to consider and evaluate the performance of the Company and its management and such other matters as they deem appropriate. In addition, the Audit Committee shall meet separately with the Company’s outside auditors.

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

A director will not be deemed to be an independent director if:

•	the director is, or at any time during the preceding three years was, employed by Coast; or

•	the director or an immediate family member of the director (i) is, or at any time during the previous three years was, employed as an executive officer of Coast, or (ii) received compensation in excess of $120,000 in any 12 month period during the immediately preceding three years for services rendered to the Company, other than as a member of the Board of Directors or any committee thereof; or

•	the director, or an immediate family member of the director is a current partner of Coast’s outside auditor, or was a partner or employee of Coast’s outside auditor who worked on Coast’s audit at any time during the previous three years; or

•	a present Coast executive officer was on the compensation committee of the board of directors of another company during the previous three years that concurrently employed, as one of its executive officers, a Coast director or an immediate family member of a Coast director; or

•

the director or an immediate family member of the director is a partner, executive officer, or controlling shareholder of another company or professional or other firm (including any law firm or investment banking firm) to which Coast made, or from which Coast received, payments for property or services in the current or any of the past three fiscal years that exceeded the greater of (i) 5% of consolidated gross revenues of that other company or professional entity for that year, or (ii) $200,000.

On the basis of the above criteria, the Board has determined that five of the Company’s seven directors are independent, including Mr. Frydman. Since Messrs. McGuire and Musbach are executive officers of the Company, they are not deemed to be independent directors. In determining that Mr. Frydman is independent, the other independent directors did consider the fact that Mr. Frydman is a shareholder (but not a controlling shareholder) in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during each of the past three years and is providing legal services to Coast in 2014. However, on the basis of the criteria set forth above and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that this relationship did not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of the Company.

The Board of Director believes that differences in experience, knowledge, skills and viewpoints enhance the Board of Directors’ performance. Accordingly, the Nominating Committee considers such diversity in selecting, evaluating and recommending, and the Board considers diversity in approving, proposed Board nominees. However, the Board of Directors has not implemented a formal policy with respect to the consideration of diversity for the composition of the Board of Directors.

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

Based solely on a review of the copies of those reports that were filed by our executive officers and directors pursuant to Section 16(a) of the Exchange Act, to our knowledge, all of our executive officers and directors complied with all Section 16(a) filing requirements applicable to their transactions in the Company’s securities in 2013, except as follows: (i) statements of changes in beneficial ownership on Form 4 (“Form 4s”) to report sales of 1,100 shares and 1,200 shares by Mr. McGuire, our Executive Chairman, were inadvertently filed three days and two days late, respectively; and (ii) a Form 4 to report the purchase, by exercise of an employee stock option, by David Berger, one of our Executive Vice Presidents, of 5,000 shares of our common stock, was inadvertently filed nine days late.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2013 and 2012 by the Company’s Chief Executive Officer, and the next two highest paid executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2013 exceeded $100,000 (collectively, the “NEOs” or “Named Executive Officers”):

Name and Principal Position	Year	Salary	Equity Incentive Plan Awards(4)(1)	Non-Equity Incentive Compensation(2)	All Other Compensation(3)	Total
James Musbach, President	2013	$245,675	$78,900	$—	$6,000	$330,575
and Chief Executive Officer	2012	237,500	91,200	—	5,980	334,680

Thomas R. McGuire, Executive	2013	$222,650	$39,500	$—	$6,000	$268,150
Chairman	2012	232,164	22,800	—	5,980	260,944

Sandra A. Knell,	2013	$202,435	$39,500	$—	$—	$241,935
Executive Vice President	2012	195,700	45,600	—	—	241,300
and Chief Financial Officer

(1)	The amounts in this column represent the aggregate grant date fair value of the respective awards computed in accordance with FASB ASC Topic 718 (“ASC 718”). According to Instruction 3 to Item 402(n)(2)(v) of Regulation S-K, for awards that are subject to the satisfaction of performance conditions, the amounts reported reflect the grant date fair values based upon the probable outcome of the performance conditions at grant date and for service-based awards, the amounts reflect the grant date fair values based on the assumption that 100% of the awards will vest.

•	The equity incentive awarded to Mr. Musbach in 2013 consisted of 40,000 performance-contingent restricted shares under the Company’s 2008 Equity Incentive Plan, with a grant date fair value of $78,900, based on the probable outcome of the performance conditions measured as of the grant date. The grant date fair value of this award, assuming the maximum performance goals were to be achieved, would have been $118,400.

•	The equity incentive awarded to Mr. McGuire in 2013 consisted of 20,000 performance-contingent restricted shares under the Company’s 2008 Equity Incentive Plan, with a grant date fair value of $39,500, based on the probable outcome of the performance conditions measured as of the grant date. The grant date fair value of this award, assuming the maximum performance goals were to be achieved, would have been $59,200.

•	The equity incentive awarded to Ms. Knell consisted of 20,000 performance-contingent restricted shares under the Company’s 2008 Equity Incentive Plan, with a grant date fair value of $39,500, based on the probable outcome of the performance conditions measured as of the grant date. The grant date fair value of this award, assuming the maximum performance goals were to be achieved, would have been $59,200.

(2)	None of the NEOs received any cash or other non-equity incentive compensation awards for 2013 or 2012. See “Narrative to Summary Compensation Table” below.

(3)	The other compensation received by Messrs. Musbach and McGuire in 2013 and 2012 consisted solely of automobile allowances to reimburse them for the expenses they incurred in using their personal automobiles on Company business.

Narrative to Summary Compensation Table

Annual Base Salaries

Mr. Musbach served as the Company’s President and Chief Operating Officer until April 2008, when he was promoted to Chief Executive Officer. Although the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000 in conjunction with that promotion, he declined to accept that increase as his contribution to a cost reduction program adopted by the Board in response to the economic recession and credit crisis. As a result, Mr. Musbach’s annual base salary in 2008 was $250,000. Then, effective February 1, 2009, Mr. Musbach reduced his annual base salary by another 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees then in effect, including Mr. Musbach’s salary, which had been reduced by 10% in 2009, were increased by 5%. Then, in March 2013, all salaries and wages of the Company’s employees, including Mr. Musbach’s salary, were increased by 5%, thereby effectively restoring all of the salaries of the Company’s employees, including Mr. Musbach’s, to their 2009 levels. As a result, Mr. Musbach’s annual base salary in 2013 reflects that second 5% salary increase for the 10 months ended December 31, 2013.

In 2008, Mr. McGuire’s annual base salary was $360,000. However, as his contribution to the Company’s cost reduction programs, Mr. McGuire voluntarily reduced his annual base salary on two occasions in 2008: (i) a $50,000 reduction, effective June 1, 2008, bringing his annual base salary from $360,000 to $310,000 and (ii) an additional $60,000 reduction, effective December 1, 2008, bringing his annual base salary from $310,000 to $250,000, which was 30% lower than the amount of his annual base salary at the beginning of 2008. Then, effective February 1, 2009, Mr. McGuire reduced his then annual base salary by an additional 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Mr. McGuire’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Mr. McGuire’s annual base salary for 2011 included that 5% salary increase. However, Mr. McGuire agreed to reduce his annual salary by 10% effective September 15, 2012. As a result, his annual salary in 2012 gives effect to that reduction for the last three and one-half months of that year and his annual salary in 2013 gives effect to that reduction for the entirety of that year.

Ms. Knell, like the other NEOs, agreed to reduce her annual base salary by 10%, effective February 1, 2009 as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Ms. Knell’s salary, which had been reduced by 10% in 2009, were increased by 5%. Then, in March 2013, the salaries of all Company employees, including Ms. Knell’s salary, were increased by 5%, effectively restoring her salary to its 2008 level. As a result, Ms. Knell’s annual base salary for 2013 reflects that second 5% salary increase for the 10 months ended December 1, 2013.

Equity and Non-Equity Incentive Compensation

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

Cash Incentive Plan. The Compensation Committee adopted an annual cash incentive or bonus plan for 2013, as it had in previous years, to provide our executive officers and other key management employees with the opportunity to earn cash incentive awards or bonuses based on the Company’s financial performance for the year. The primary purposes of these annual cash bonus plans are to (i) provide meaningful incentives in the form of financial awards to our executive officers and other key management employees for making significant contributions to the Company’s achievement of one or more annual financial goals, and (ii) to make the portion of the annual cash compensation of each NEO and other plan participant, in excess of his or her annual base salary, dependent on the Company’s financial performance and, thereby, promote the interests of the Company and its stockholders. The amounts of the potential bonus awards that the NEOs could have earned under the 2013 cash incentive bonus plan ranged from 10% to 55% of their respective 2013 annual base salaries, depending on the extent to which they achieved or exceeded a pre-tax earnings goal established by the Compensation Committee. However, no cash bonus awards were earned or paid to any of the NEOs or other participants under the 2013 cash incentive plan, because the Company did not achieve the 2013 threshold financial performance goal established under that plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and restricted stock awards that have been granted to our NEOs and were outstanding as of December 31, 2013.

	Stock Option Awards Outstanding at December 31, 2013						Restricted Share Awards Outstanding at December 31, 2013
Names	Grant Dates		Number of Shares underlying Unexercised Stock Options		Option Exercise Price($)(1)	Expiration Dates(2)	Grant Dates	Number of Shares Not Yet Vested		Market Value of Shares Not Yet Vested($)(3)
			Exercisable	Not Yet Exercisable
James Musbach	1/27/09		100,000	—	$1.22	1/27/14
							3/15/11	28,000	(4)	$91,560
							3/27/12	26,667	(5)	$87,201
							5/21/13	26,667	(6)	$87,201
Thomas R. McGuire	3/26/09		20,000	—	$0.90	3/26/14
							3/15/11	14,000	(4)	$45,780
							3/27/12	6,667	(5)	$21,804
							5/21/13	13,333	(6)	$43,599
Sandra A. Knell	1/08/04	(7)	5,000	—	$6.10	1/08/14
	2/17/05		5,000	—	$7.29	2/17/15
							3/15/11	14,000	(4)	$45,780
							3/27/12	13,333	(5)	$43,599
							5/21/13	13,333	(6)	$43,599

(1)	Each option grant was made at an exercise price equal to 100% of the closing price per share of our common stock on the date of grant as reported on the NYSE MKT.

(2)	The expiration dates of the option awards range from five to ten years from their respective dates of grant, subject to earlier termination on cessation of the NEO’s service with the Company.

(3)	The market value of restricted share awards that had not yet vested as of December 31, 2013 was determined by multiplying the number of shares subject to each award by $3.27, which was the closing price, as reported by the NYSE MKT, of the Company’s common stock on the last trading day of 2013.

(4)	These restricted shares vest, subject to the continued employment of the NEO, in two annual installments, each with respect to 50% of the restricted shares, commencing on the third anniversary of the date of grant.

(5)	Each of these restricted share awards vests, subject to the continued employment of the NEO, in three annual installments, each with respect to 33.3% of the restricted shares, commencing on the first anniversary of the date of grant.

(6)	These restricted shares vest, subject to performance goals and continued employment of the NEO, in three annual installments, each with respect to 33.3% of the restricted shares, commencing on the first anniversary of the date of grant. The first third of these shares expired at December 31, 2013, when the Company failed to achieve the performance goal established for that year.

(7)	These options expired on January 8, 2014.

Option Exercised and Restricted Stock Vested in 2013

The table below presents information about stock options exercised by the NEOs and the number and the value of the NEOs stock awards that became vested during the 2013 fiscal year.

	Option Awards		Stock Awards
Names	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
James Musbach	—	$—	37,000	$95,233
Thomas R. McGuire	—	$—	11,667	$30,334
Sandra A. Knell	10,000	$34,700	11,667	$29,167

(1)	Calculated as the aggregate market value on the exercise date of the shares of the Company’s stock received upon exercise of options, less the exercise price of the options.

(2)	The market value of each NEO’s vested shares was determined by multiplying the number of his or her vested shares by the closing price, as reported on the NYSE MKT, of the Company’s common stock on the date of vesting.

Nonqualified Deferred Compensation Plans

We have not established any nonqualified deferred compensation programs for our NEOs or any other officers or employees.

CEO Employment Agreement and Potential Severance and Change of Control Payments

Employment Agreement with Mr. Musbach. On July 22, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, James Musbach (the “Employment Agreement”). Set forth below is a summary of the material terms of the Employment Agreement. However, this summary is not intended to be complete and is qualified in its entirety by reference to the Employment Agreement, which is incorporated herein by this reference from Exhibit 10.99 to the Company’s Current Report on Form 8-K dated July 22, 2013, filed with the Securities and Exchange Commission on July 24, 2013.

Certain Material Employment Terms. Unless sooner terminated, the Employment Agreement will continue in effect until December 31, 2014, at which time the Employment Agreement will expire unless renewed or extended by mutual agreement of the Company and Mr. Musbach. The Employment Agreement provides for payment to Mr. Musbach of a base salary of $250,000 per year, which was unchanged from his base annual salary that had been in effect since March 1, 2013. The Employment Agreement also entitles Mr. Musbach to participate in employee benefit programs that are generally made available to other full time employees and in cash bonus and stock incentive plans in which other executive officers are eligible to participate. If the Employment Agreement expires on December 31, 2014, Mr. Musbach will continue to be employed, as an at-will employee of the Company, holding the position of President and Chief Executive of the Company, in which case his employment will be terminable thereafter by him and by the Company, with or without cause. Therefore, in the event of any termination of Mr. Musbach’s employment after expiration of the term of his Employment Agreement, the Company’s sole obligation to Mr. Musbach under that Agreement would be to pay to Mr. Musbach any unpaid salary and any fully vested but unpaid employee benefits accrued to the effective date of such termination.

Early Termination of Employment. The Employment Agreement provides that if Mr. Musbach’s employment is terminated, prior to the expiration of the term of the Employment Agreement (other than as a result of or in connection with a change of control of the Company), either by the Company without cause or by Mr. Musbach due to certain actions taken by the Company that adversely affect his position as CEO (each of such actions, a “Good Reason Event”), Mr. Musbach would be entitled to receive a lump sum severance payment in an amount equal to the lesser of (i) one year’s salary, at the annual rate then in effect, or (ii) the salary he would have been paid during what would have been the then remaining term of the Employment Agreement had there been no such termination of employment, and all accrued or fully vested but unpaid benefits. If Mr. Musbach’s employment is terminated by the Company for Cause (as defined in the Employment Agreement) or due Mr. Musbach’s death or disability, then the Company’s sole obligation will be to pay to Mr. Musbach (or, in the event of his death, to his heirs) any then accrued but unpaid salary and benefits to the date of such termination of employment.

Termination of Employment on or in connection with a Change of Control of the Company. If, during the term of the Employment Agreement a change of control of the Company (as defined in that Agreement) occurs, and Mr. Musbach’s employment is terminated, on or within 12 months of the occurrence of the change of control, either by the Company or its successor, without Cause or by Mr. Musbach due to the occurrence of a Good Reason Event, Mr. Musbach would receive severance compensation consisting of (i) a lump sum payment in an amount equal to one year’s annual base salary at the annual rate then in effect, (ii) the payment to him of his then accrued or fully vested but unpaid benefits, (iii) the payment or reimbursement by the Company thereafter of 50% of his “COBRA” health insurance premium, and (iv) the vesting of his then unvested options and restricted shares.

No Other Employment, Severance Compensation or Change of Control Agreements. We do not have any other employment, severance or change of control agreements with any of our other NEOs or other executive officers.

However, our stock incentive plans provide that all unvested options or restricted shares, whether held by NEOs or other employees, will become vested on a change of control of the Company unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options on terms approved by the Compensation Committee.

Director Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2013, each non-employee director received a retainer of $6,000 per year for his service as member of the Board of Directors, payable in quarterly installments of $1,500 each, and a fee of $1,500 (i) for each Board meeting he attended and (ii) for each Committee meeting he attended on a date other than a date on which a Board meeting was held. Non-employee directors also are reimbursed for their out-of-pocket expenses incurred in attending those meetings.

Pursuant to the Company’s stockholder-approved employee stock incentive plans, each year each non-employee director is automatically granted an option to purchase 2,000 shares of common stock at an exercise price that is equal to the per share closing price of the Company’s shares on the date of grant, as reported by the NYSE MKT. These options become fully exercisable six months after the date of grant. Upon joining the Board, any new non-employee director is granted an option to purchase 2,000 shares, which becomes exercisable in full one year after the date of grant.

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2013.

Name	Fees Earned or Paid in Cash(1)	Option Awards ($)(2)	All Other Compensation	Total
John W. Casey	$16,500	$5,640	$—	$22,140
Leonard P. Danna	$16,500	$5,640	$—	$22,140
Ben A. Frydman	$16,500	$5,640	$—	$22,140
Robert S. Throop	$16,500	$5,640	$—	$22,140
Thomas G. Faludy	$—	$5,160	$—	$5,160	(3)

(1)	This column reports the amount of cash compensation earned in 2013 for Board and Committee service. Mr. Faludy was elected to the Board of Directors in November 2103 and no Board or Committee meetings were held during the period in 2013 that he serve on the Board, and therefore, he did not earn any cash fees in 2013.

(2)	Amounts in this column represent the fair values of stock options granted to each director at the date of grant of the options, determined in accordance with FASB ASC 718. The fair values of options were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of the our common stock. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK INCENTIVE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(3)	Represents the grant date fair value, determined in accordance with ASC 718, of an option to purchase 2,000 shares of common stock granted to Mr. Faludy on his election as a director on November 12, 2013. The option vests (that is, becomes exercisable) within six months of the date of grant, provided that Mr. Faludy is still in the service of the Company on that date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 20, 2014, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and each executive officer of the Company, and (ii) all of those directors and executive officers as a group. As of April 20, 2014, a total of 5,315,604 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Shares Outstanding(1)
Robert E. Robotti(3) Robotti & Company, Incorporated 52 Vanderbilt Avenue New York, NY 10017	401,421	(2)	7.6%
JB Capital Partners, L.P. Alan W. Weber 5 Evan Place Armonk, NY 10504	375,100	(3)	7.1%
Dimensional Fund Advisors, LP 1299 Ocean Avenue Santa Monica, CA 90401	351,730	(4)	6.6%
James Musbach 350 Woodview Avenue Morgan Hill, CA 95037	348,674	(5)	6.6%
Thomas R. McGuire 350 Woodview Avenue Morgan Hill, CA 95037	346,086	(6)	6.5%
Robert S. Throop	45,000	(7)	*
John W. Casey	43,000	(7)	*
Ben A. Frydman	31,000	(7)	*
Leonard P. Danna	20,000	(7)	*
Thomas G. Faludy	2,000	(7)	*
Sandra A. Knell	161,882	(8)	3.0%
Dennis A. Castagnola	151,765	(8)	2.9%
David A. Berger	122,551	(8)	2.3%
All directors and executive officers as a group (10 persons)	1,271,958		23.5%

*	Less than 1%.

(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on June 20, 2014. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

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

(3)	In a report filed with the SEC, JB Capital Partners, L.P. and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership in the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.

(4)	Dimensional Fund Advisors, LP (“DFA”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. According to a report filed by DFA with the SEC: (i) these 351,730 shares are owned by four investment companies registered under the Investment Company Act of 1940 and certain commingled group trusts and separate accounts, and (ii) in its capacity as investment advisor to those investment companies and investment manager of those trusts and accounts, DFA exercises sole voting power with respect to 349,530 of these shares and sole dispositive power with respect to all 351,730 of these shares. However, in that report DFA disclaimed beneficial ownership of all of these shares.

(5)	Includes 94,001 unvested restricted shares with respect to which Mr. Musbach has the power to vote, but over which Mr. Musbach does not have dispositive power.

(6)	Includes 23,667 unvested restricted shares with respect to which Mr. McGuire has the power to vote, but over which he does not have dispositive power.

(7)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2014, as follows: Mr. Casey – 20,000 shares; Mr. Throop — 20,000 shares; Mr. Frydman — 20,000 shares, Mr. Danna – 20,000 shares; and Mr. Faludy—2,000 shares.

(8)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2014, as follows: Ms. Knell — 5,000 shares; Mr. Castagnola — 5,000 shares; and Mr. Berger — 5,000 shares. Also includes unvested restricted shares with respect to which each such executive officer has voting power, but over which he or she (as the case may be) does not have dispositive power, as follows: Ms. Knell— 46,999 shares; Mr. Castagnola — 46,999 shares; and Mr. Berger — 46,999 shares.

Information Regarding Equity Compensation Plans

The following table provides information as of December 31, 2013 relating to our equity compensation plans:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by stockholders	279,000	$3.31	355,367
Equity compensation plans not approved by stockholders	—	—	—

	279,000	$3.31	355,367

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of fiscal 2012, the Company has not engaged in any transactions or any series of related transactions in which any executive officer or director of the Company or any 5% stockholder, or any member of the immediate family or any affiliates of any of the foregoing persons, had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company, except for sales of products in the ordinary course of the Company’s business to Lone Star RV, Inc., which in 2012 was, but in 2013 ceased to be, the beneficial owner of 5% of the Company’s outstanding common stock. In 2012 such sales to Loan Star RV totaled approximately $525,000. All of such sales were made pursuant to standard purchase orders and on the same terms, including prices, as sales in similar quantities of comparable products made by the Company to other unaffiliated customers and, in the aggregate, represented less than 0.05% of the Company’s net sales in 2012. For these reasons, these sales were not considered to be material to the Company or its operating results.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The accounting firm of Burr Pilger Mayer, Inc. (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2013 and 2012.

Audit and Other Services Rendered and Related Fees

Audit Services. During each of the years ended December 31, 2013 and 2012, Burr Pilger rendered audit services to us consisting of: (i) the annual audit of our consolidated financial statements for each of those years; and (ii) reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q, filed with the SEC for the quarters ended March 31, June 30 and September 30, in each of those years, respectively. Fees paid for those audit services totaled $283,760 for 2013 and $269,670 for 2012.

Audit Related Fees. During 2013 and 2012 Burr Pilger did not provide any audit related services to us.

Other Fees. In 2012, we paid fees of $11,200 to Burr Pilger for tax consulting services.

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

Dated: April 30, 2014	THE COAST DISTRIBUTION SYSTEM, INC.

	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES MUSBACH* James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2014

/s/ THOMAS R. MCGUIRE* Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	April 30, 2014

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 30, 2014

/s/ JOHN W. CASEY* John W. Casey	Director	April 30, 2014

/s/ LEONARD P. DANNA* Leonard P. Danna	Director	April 30, 2014

/s/ BEN A. FRYDMAN* Ben A. Frydman	Director	April 30, 2014

/s/ ROBERT S. THROOP* Robert S. Throop	Director	April 30, 2014

/s/ THOMAS G. FALUDY* Thomas G. Faludy	Director	April 30, 2014

By:	/s/ SANDRA A. KNELL *Sandra A. Knell, Attorney-in-Fact	April 30, 2014

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.3	Amended and Restated Bylaws of the Company effective as of December 19, 2007 (Incorporated by reference to the Exhibit 3.3 to the Company’s Current Report on Form 8-K dated December 19, 2007).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the Commission on August 24, 2006).

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment to Bank Credit Line Agreement entered into March 27, 2008 between the Company and Bank of America, N. A., amending certain of the terms and provisions of the Loan and Security Agreement for the Company’s revolving bank credit line. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Commission on March 31, 2009.)

10.46	Fifth Amendment to Bank Credit Line Agreement entered into November 30, 2009 between the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.47	Seventh Amendment to Bank Credit Line Agreement entered into November 8, 2010 between the Company and Bank of America, N. A. (Incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.)

10.48	Eighth Amendment to Bank Credit Line Agreement entered into May 10, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.)

10.49	Ninth Amendment to Bank Credit Line Agreement entered into July 27, 2011 between the Company and Bank of America, N.A. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated July 27, 2011.)

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

10.58	Employment Agreement dated as of July 22, 2013 between James Musbach and the Company. (Incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2013.)

21	Subsidiaries of Registrant(1)

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm(1)

24	Power of Attorney — Included on Signature Page.(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document(1)

101.SCH	XBRL Taxonomy Extension Schema Document(1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(1)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(1)

(1)	Included as Exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed by the Company with the Commission on March 31, 2013.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Form 10-K/A, are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K/A, irrespective of any general incorporation language contained in such filing.

E-2