Form 10-Q
period 2014-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2014-05-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

5,315,604 shares of Common Stock as of May 1, 2014

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

Part II. Other Information

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current Assets
Cash	$985	$2,140
Accounts receivable – net of allowances of $312 and $278 as of March 31, 2014 and December 31, 2013, respectively	17,563	10,070
Inventories	32,708	27,532
Other current assets	2,608	2,307

Total current assets	53,864	42,049
Property, Plant, and Equipment, net	1,196	1,248
Other Assets	2,908	2,947

Total Assets	$57,968	$46,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,315	$5,196
Accrued liabilities	3,486	3,709

Total current liabilities	12,801	8,905
Long-Term Obligations	18,013	9,299

Total Liabilities	30,814	18,204

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 5,315,604 and 5,045,897 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	18,244	18,047
Accumulated other comprehensive income	882	1,227
Retained earnings	8,028	8,766

Total Stockholders’ Equity	27,154	28,040

Total Liabilities and Stockholders’ Equity	$57,968	$46,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2014	2013
Net sales	$24,855	$25,397
Cost of sales, including distribution costs	20,640	21,195

Gross profit	4,215	4,202
Selling, general and administrative expenses	5,171	5,371

Operating loss	(956)	(1,169)
Other (income) expense
Interest	141	173
Other	29	16

Total other expense, net	170	189

Loss before income taxes	(1,126)	(1,358)
Income tax benefit	388	419

Net loss	$(738)	$(939)

Basic and diluted loss per share	$(0.15)	$(0.20)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2014	2013
	(In thousands)
Net loss	$(738)	$(939)
Other comprehensive loss:
Foreign currency translation adjustment	(345)	(261)

Total comprehensive loss	$(1,083)	$(1,200)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net loss	$(738)	$(939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164	143
Stock-based compensation	157	105
Gain (loss) on sale of property and equipment	1	(1)
Deferred income taxes	—	(456)
Changes in assets and liabilities:
Accounts receivable	(7,493)	(8,200)
Inventories	(5,176)	(4,264)
Other current assets	(332)	476
Accounts payable	4,119	1,531
Accrued liabilities	(223)	(517)

Net cash used in operating activities	(9,521)	(12,122)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1
Capital expenditures	(47)	(92)
Increase in other assets	(8)	(20)

Net cash used in investing activities	(55)	(111)

Cash flows from financing activities:
Borrowings under line of credit agreement	29,919	32,390
Repayments under line of credit agreement	(21,205)	(21,040)
Issuance of common stock under employee equity incentive plans	158	—
Excess tax benefit from stock-based payments	11	—
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(129)	(48)

Net cash provided by financing activities	8,754	11,302

Effect of exchange rate changes on cash	(333)	(289)

NET DECREASE IN CASH	(1,155)	(1,220)
Cash beginning of period	2,140	1,942

Cash end of period	$985	$722

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies. The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from our audited financial statements, and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2014 and the consolidated results of its operations and cash flows for the three months ended March 31, 2014 and 2013. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2013 filed with the SEC on March 31, 2014 (the “2013 10-K”). The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2013 10-K.

The preparation of consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, and useful lives of property and equipment, fair values of stock-based awards, income taxes, warranty liability and other contingent liabilities, among others. We base our estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for making judgments and estimates about the carrying values of assets and liabilities. However, such estimates and the assumptions on which they were based may later prove to have been incorrect due to unforeseen changes in market or economic conditions or the occurrence of unexpected events. As a result, the carrying values of our assets and our results of operations could differ in the future from the carrying values and results of operations that were based on our earlier estimates and assumptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Item 2 of Part I of this report.

2.	Seasonality. The Company’s business is seasonal and its results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this report.

3.	Earnings Per Share. Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during the period. Nonvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation of diluted earnings per share if their exercise prices are greater than the average market price of the Company’s common stock or if the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to the option shares or restricted shares would have been antidilutive. All of the Company’s common shares issuable on exercise of outstanding stock options and all unvested restricted shares were excluded from the computation of diluted earnings (loss) per share in the quarters ended March 31, 2014 and 2013, because the Company incurred losses in those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table which follows sets forth the manner in which diluted loss per common share for the three months ended March 31, 2014 and 2013 was calculated.

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Numerator:
Net loss	$(738)	$(939)

Denominator:
Weighted average shares outstanding	4,815	4,624
Dilutive effect of stock options	—	—

Denominator for diluted net loss per share	4,815	4,624

4.	Commitments. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases (in thousands of dollars) are as follows:

Year Ending December 31,
2014 (remaining nine months)	$2,801
2015	3,667
2016	3,098
2017	758
2018	515
Thereafter	1,112

$11,951

5.	Operating Segment. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles and boats. The following table sets forth the net sales (in thousands), by region, for the periods presented below:

	Three Months Ended March 31,
	2014	2013
USA	$19,005	$18,941
Canada	5,850	6,456

	$24,855	$25,397

6.	Stock-Based Compensation. In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for the grant of new options or other equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans. At March 31, 2014, options to purchase a total of 119,000 shares of our common stock and a total of 379,657 of unvested restricted shares were outstanding under the 2012 and Previously Approved Plans. As of that same date, 245,660 shares remained available for future equity incentive grants under the 2012 Plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate, rather than being exercised, or if any unvested restricted shares were to be cancelled, the shares that had been subject to those options and such cancelled restricted shares would have become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides, instead, that if any of those options expire or terminate for any reason or any of those unvested restricted shares are cancelled, then, the number of shares that will become available for grants or awards of equity incentives under the 2012 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Therefore, if any equity incentives that are outstanding under the Previously Approved Plans expire, terminate or, subject to certain limitations, are reacquired by the Company, then a number of shares equal to the number of shares that had been subject to those equity incentives would become available for future grants under the 2012 Plan and those shares would cease to be available for future grants under the Previously Approved Plans.

We recognized non-cash stock-based compensation expense of $157,000 and $105,000 in the three months ended March 31, 2014 and 2013, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

Information Regarding Stock Options. The fair value of each outstanding option is estimated as of the date of grant using a binomial model. This model incorporates certain assumptions including a risk-free market interest rate, expected dividend yield of the underlying common stock, expected option life and expected volatility in the market value of the underlying common stock.

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

We did not grant any stock options in the three months ended March 31, 2014 or 2013. As a result, no estimates of the fair market values of options were made during either of those periods.

The following tables summarize stock option activity during the three month period ended March 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2014	279,000	$3.31
Granted	—	—
Exercised	(140,000)	1.13
Forfeited	(20,000)	6.10

Outstanding and exercisable at March 31, 2014	119,000	$5.41	3.5 years	$37,500

Exercisable at March 31, 2014	117,000	$5.44	3.4 years	$37,000

Options vested and expected (as of March 31, 2014) to vest in the future	119,000	$5.41	3.5 years	$37,500

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2014 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on March 31, 2014. The total pre-tax intrinsic value of the options exercised during the first quarter of 2014 was $347,000.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s unvested options as of March 31, 2014 and changes during the three month period ended March 31, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Values
Unvested options at January 1, 2014	10,000	$2.77
Granted	—	—
Vested	(8,000)	2.82
Forfeited	—	—

Unvested options at March 31, 2014	2,000	$2.58

Unrecognized compensation cost related to unvested options at March 31, 2014 was immaterial.

Restricted Shares. We began granting “service-contingent” restricted shares of common stock to some of our officers and other key management employees in 2010. The terms of those grants provided for those restricted shares to vest in equal annual installments over a three or four year service period following the respective dates of those awards, subject to the continued service with the Company of the recipients of such shares. In accordance with ASC 718, compensation expenses for such awards is based on the fair market value of the awards on their respective dates of grant and is recognized over those service periods. A total of 103,494 of those service-contingent restricted shares remained unvested at March 31, 2014. Since all of the holders of those remaining unvested restricted shares were still in the Company’s employ at March 31, 2014, we expect that all of those unvested restricted shares will vest over the remainder of their respective vesting periods.

In 2013 and 2014, the Compensation Committee granted “performance-contingent” restricted shares to our officers and other key management employees. These performance-contingent shares vest in three annual installments and are subject to the achievement by the Company of different financial performance goals applicable to those years. Stock-based compensation expense with respect to each one-third of those performance-contingent shares is recognized only if, and when, we are able to determine that the Company’s achievement of the performance goal for the particular year has become probable. However, if any compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then that previously recognized stock-based compensation expense would be reversed. At March 31, 2014, a total of 276,163 performance-contingent restricted shares were outstanding.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Values
Unvested restricted shares outstanding at January 1, 2014	318,660	$3.27
Granted	164,500	3.66
Vested	(103,503)	(3.44)
Forfeited	—	—

Unvested restricted shares at March 31, 2014	379,657	$3.40

The intrinsic value of the 103,503 restricted shares that vested during the three months ended March 31, 2014 was approximately $384,500. A total of 34,793 of those restricted shares were cancelled in satisfaction of a total of $129,000 of tax withholding obligations of holders of those restricted shares that arose as a result of the vesting of those shares.

Unrecognized stock-based compensation expense related to the outstanding unvested restricted shares totaled approximately $1,074,000 at March 31, 2014. Those costs are expected to be recognized generally over weighted average period of 1.8 years measured, from March 31, 2014. All 379,657 unvested shares of restricted stock outstanding as of March 31, 2014 are expected to vest. The aggregate intrinsic value of these shares was $1,428,000 as of March 31, 2014.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth, in thousands, the accrued warranty expense that is included in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2014 and 2013:

	2014	2013
Accrued warranty balance – January 1,	$737	$690
Warranty costs incurred	(253)	(270)
Provision for warranty	225	248

Accrued warranty balance – March 31,	$709	$668

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At March 31, 2014, we had no financial assets or liabilities that were required to be recognized at fair value.

The following table summarizes the fair value measurements (in thousands of dollars) of our financial assets and liabilities:

	At December 31, 2013
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (level 2)
Cash Equivalents—Overnight Investments	$1,623	$—	$1,623

The Company had no level 3 assets or liabilities at March 31, 2014 and December 31, 2013.

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

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” which changes the criteria and requires additional disclosures for reporting discontinued operations. The amendments in ASU 2014-08 are effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. We do not expect that our adoption will have a material impact on our financial statements or disclosures in our financial statements.

In July 2013, the FASB issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when as net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss or a tax credit carryforward exists and certain criteria are met. This new standard, which we adopted in the first quarter of 2014, did not have a material impact on our consolidated financial statements.

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

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 (our “2013 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014, and (ii) in the subsection below in this Item 2 captioned “Management Overview – Factors Generally Affecting Sales of RV”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2013 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2013 10-K, except as may otherwise be required by law or the rules of the American Stock Exchange.

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

Overview of Operating Results for the Quarter Ended March 31, 2014

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease) 2014 vs. 2013
Dollars in thousands, except per share data	Amounts		Amount	Percent
Net sales	$24,855	$25,397	$(542)	(2.1)%
Cost of sales (including distribution costs)	20,640	21,195	(555)	(2.6)%
Gross profit	4,215	4,202	13	0.3%
Selling, general and administrative expenses	5,171	5,371	(200)	(3.7)%
Operating loss	(956)	(1,169)	213	18.2%
Interest expense	141	173	(32)	(18.5)%
Loss before income taxes	(1,126)	(1,358)	232	17.1%
Income tax benefit	388	419	(31)	(7.4)%
Net loss	$(738)	$(939)	$201	21.4%
Net loss per common share – basic and diluted	$(0.15)	$(0.20)	$0.05	25.0%

As the table above indicates, we incurred a net loss of $738,000, or $0.15 per diluted share, in this year’s first quarter as compared to a net loss of $939,000, or $0.20 per diluted share, in the same quarter of 2013. This improvement was due primarily to an increase in our gross margin and a reduction in G&A expenses in this year’s first quarter, which more than offset the effect of the reduction in net sales in the first quarter of 2014. We believe that the reduction in net sales was primarily due to unusually severe and extended weather conditions, particularly in the Northeastern, Midwestern and Southeastern United States and throughout most of Canada, which led to reductions in the usage and purchases of RVs by consumers and, therefore, reductions in purchases of the products we sell. For additional information regarding our results of operations for the three month periods ended March 31, 2014 and 2013, see “Results of Operations” below.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale supplier and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,529,000, or approximately 4.6% of gross inventory, at March 31, 2014 and $1,454,000, or approximately 5.2% of gross inventory, at December 31, 2013.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it has become more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Any reduction of this nature would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would otherwise have been recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $3.1 million at both March 31, 2014 and December 31, 2013.

Warranty Costs and Reserves. We generally do not independently warrant the products that we sell. Instead, in almost all cases, the manufacturers warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months, commencing on the respective dates on which such products are sold to retail customers. We maintain warranty reserves for these products, which totaled $709,000 and $668,000 at March 31, 2014 and 2013, respectively. Those amounts were determined on the basis of a number of factors, including our sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which our assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires of us to recognize the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments, except in the case of restricted shares with respect to which vesting is contingent on the achievement by the Company of one or more financial or other performance goals. Stock-based compensation expense with respect to such performance contingent shares is recognized only if, and when, a determination is made that the Company’s achievement of a performance goal, either in whole or in part, has become probable. However, if any compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then, that previously recognized stock-based compensation expense would be reversed. Stock options and restricted shares issued in lieu of cash to non-employees for services performed are recorded at their respective fair values at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the three months ended March 31, 2014 and 2013 totaled $157,000 and $105,000, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2014 and 2013:

Three Months Ended March 31,
Amounts		% Change 2014 vs. 2013
2014	2013
$24,855	$25,397	(2.1)%

We believe that the $542,000, or 2%, decrease in net sales in the first three months of 2014, as compared to the same three months of 2013, was primarily the result of unusually severe winter weather conditions that persisted throughout the Midwestern, Northeastern and Southeastern United States and throughout most of Canada, well into March 2014 when weather conditions ordinarily begin to improve and the usage and purchases of RVs, and therefore, the purchases of the products we sell, begin to increase.

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

The following table compares our gross profits (in thousands of dollars) and gross margin in the quarters ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Gross profit	$4,215	$4,202
Gross margin	17.0%	16.5%

The increases in gross profits and our gross margin in the first quarter of 2014, as compared to the first quarter of 2013, were primarily due to: (i) a reduction in freight in costs, (ii) a change in the mix of products sold, and (iii) a reduction in warranty expense.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non-cash stock-based compensation) to general and administrative personnel, depreciation expense and other administrative and miscellaneous expenses. Set forth below is information regarding our SG&A expenses in the three months ended March 31, 2014 and March 31, 2013, respectively (in thousands of dollars):

	Three Months Ended March 31,
	2014	2013
Selling, general and administrative expenses	$5,171	$5,371
As a percentage of net sales	20.8%	21.2%

The $200,000, or 3.7%, decrease in SG&A expenses in the quarter ended March 31, 2014 was primarily attributable to reductions in marketing costs and legal and accounting fees.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings under our long-term revolving line of credit. To a lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended March 31,
	2014	2013
Other expense, net
Interest expense	$141	$173
Other	29	16

Total	$170	$189

As a percentage of net sales	0.7%	0.7%

The decrease in interest expense was due to an decrease in average borrowings outstanding under our revolving credit line during this year’s first quarter as compared to the same quarter of 2013.

Income Taxes

	Three Months Ended March 31,
	2014	2013
Income tax benefit	$388	$419
Effective tax rate	34.5%	30.9%

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25 million, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory (the “borrowing base”). Our borrowing base under the Credit Line Agreement was $21.8 million at March 31, 2014, as compared to $22.8 million at March 31, 2013. Our outstanding revolving credit line borrowings totaled approximately $18.0 million at March 31, 2014 and $17.8 million at May 2, 2014. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% at March 31, 2014) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.16% at March 31, 2014) plus 3.25%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2017. As of March 31, 2014, we were in compliance with all of our financial and other covenants under our bank line of credit agreement.

Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

During the three months ended March 31, 2014, we used $9.5 million of cash for our operations, as compared to $12.1 million for the same three months of 2013. At March 31, 2014, inventories totaled $32.7 million and accounts receivable totaled $17.6 million, respectively, as compared to $34.6 million and $18.1 million, respectively, at March 31, 2013.

Net Cash Used in Investing Activities. In the three months ended March 31, 2014, we used net cash of $55,000 in investing activities, consisting primarily of capital expenditures of $47,000, primarily for purchases of computer and office equipment. By comparison, we used $111,000 in investing activities in the first three months of 2013, primarily consisting of capital expenditures of $92,000.

Net Cash Provided by Financing Activities. Financing activities provided cash of $8.8 million in three months ended March 31, 2014, which was the amount by which our borrowings exceeded repayments under our revolving bank line of credit during that three month period. By comparison, financing activities provided cash of $11.3 million in three months ended March 31, 2013, which also was the amount by which our borrowings exceeded repayments under our revolving bank line of credit during that three month period.

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

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands, at March 31, 2014:

Contractual Obligations as March 31, 2014	Total	Less than One Year	More than One and less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations	$18,013	$—	$18,013	$—	$—
Operating lease obligations	11,951	2,801	6,765	1,273	1,112

Total	$29,964	$2,801	$24,778	$1,273	$1,112

Our long term debt obligations consist primarily of borrowings under our long term revolving bank credit line. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the fiscal year ending December 31, 2014.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2014 will be to fund operations and capital expenditures. It is our expectation that we will be able to fund those cash requirements in 2014 with borrowings under our revolving credit facility and internally generated funds. However, if we are unable to meet the fixed charge coverage ratio for the 12 months ending June or September 30, 2014, under our revolving credit line agreement, then, unless the bank agrees to extend the measurement dates of those financial covenants, our line of credit could be terminated, in which event we would be required to pay off our borrowings prior to December 31, 2014, which could force us to significantly curtail our business operations and, therefore, adversely affect our sales and operating results, unless we are able to obtain a line of credit from another lender. There is no assurance that the bank would, in such an event, further extend the measurement dates of those financial covenants or that, if necessary, we would be able to obtain a new line of credit from another lender on terms comparable to the terms of our existing line of credit, if at all. See “RISK FACTORS — We rely heavily on bank borrowings to fund our business, which makes us more vulnerable to adverse changes in economic conditions and creates liquidity risks for us” in Item 1A of our 2013 10-K.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2014, outstanding borrowings under our bank revolving line of credit totaled approximately $18.0 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, we sometimes hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of March 31, 2014 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our 2013 10-K.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The following table provides information as of and for the three months ended March 31, 2014 with respect to shares of common stock repurchased by us during that period:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1, 2014 to January 31, 2014	—	$—	—	$—
February 1, 2014 to February 28, 2014	—	$—	—	$—
March 1, 2014 to March 31, 2014	34,793	$3.72	—	$—

Total	34,793	$3.72	—	$—

(1)	We cancelled these 34,793 shares in satisfaction of tax withholding obligations of the holders of the restricted shares which arose as a result of the vesting of those shares.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 15, 2014	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

E-1