Form 10-Q
period 2014-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2014-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

5,315,604 shares of Common Stock as of August 1, 2014

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,809	$2,140
Accounts receivable – net of allowances of $369 and $278 as of June 30, 2014 and December 31, 2013, respectively	13,590	10,070
Inventories	36,973	27,532
Other current assets	2,184	2,307

Total current assets	54,556	42,049
Property, plant, and equipment, net	1,172	1,248
Other assets	2,872	2,947

Total Assets	$58,600	$46,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$9,206	$5,196
Accrued liabilities	3,917	3,709

Total current liabilities	13,123	8,905
Long-term obligations	17,185	9,299

Total liabilities	30,308	18,204

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 5,315,604 and 5,045,897 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	18,298	18,047
Accumulated other comprehensive earnings	1,179	1,227
Retained earnings	8,815	8,766

Total stockholders’ equity	28,292	28,040

Total liabilities and stockholders’ equity	$58,600	$46,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$36,797	$35,565	$61,652	$60,962
Cost of sales, including distribution costs	29,827	28,427	50,467	49,622

Gross profit	6,970	7,138	11,185	11,340
Selling, general and administrative expenses	5,452	5,142	10,623	10,513

Operating income	1,518	1,996	562	827
Other (income) expense
Interest	181	185	322	358
Other	—	(5)	29	11

	181	180	351	369

Earnings before income tax provision	1,337	1,816	211	458
Income tax provision	550	719	162	300

Net earnings	$787	$1,097	$49	$158

Basic earnings per share	$0.16	$0.23	$0.01	$0.03

Diluted earnings per share	$0.16	$0.23	$0.01	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)

(Dollars in thousands)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net earnings	$787	$1,097	$49	$158
Other comprehensive earnings (loss):
Foreign currency translation adjustment	297	(320)	(48)	(581)

Total comprehensive earnings (loss)	$1,084	$777	$1	$(423)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net earnings	$49	$158
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	359	308
Stock-based compensation expense	124	164
Loss (gain) on sale of property and equipment	5	(10)
Deferred income taxes	—	260
Changes in assets and liabilities:
Accounts receivable	(3,520)	(3,559)
Inventories	(9,441)	(1,140)
Other current assets	36	527
Accounts payable	4,010	(324)
Accrued liabilities	208	(77)

Net cash used in operating activities	(8,170)	(3,693)

Cash flows from investing activities:
Proceeds from sale of property and equipment	1	10
Capital expenditures	(105)	(177)
Increase in other assets	(23)	(103)

Net cash used in investing activities	(127)	(270)

Cash flows from financing activities:
Borrowings under line of credit agreement	78,486	70,397
Repayments under line of credit agreement	(70,600)	(67,553)
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(129)	(49)
Excess tax benefit from stock-based payments	98	—
Issuance of common stock pursuant to equity incentive plans	158	4

Net cash provided by financing activities	8,013	2,799

Effect of exchange rate changes on cash	(47)	(557)

NET DECREASE IN CASH	(331)	(1,721)
Cash and cash equivalents beginning of period	2,140	1,942

Cash and cash equivalents end of period	$1,809	$221

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies. The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from our audited financial statements, and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and Securities and Exchange Commission (“SEC”) rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2014 and its consolidated results of operations for the three and six months ended June 30, 2014 and 2013, and related statements of comprehensive earnings (loss) for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. The accounting policies followed by the Company are set forth in Note A to the Company’s audited financial statements included in its Annual Report on Form 10-K for its fiscal year ended December 31, 2013 (the “2013 10-K”), which was filed with the SEC on March 31, 2014. The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2013 10-K.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles as in effect in the United States (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, and useful lives of property and equipment, fair values of stock-based awards, income taxes, warranty liability, and other contingent liabilities, among others. We base our estimates on historical experience and on various assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. However, such estimates and the assumptions on which they were based may later prove to have been incorrect due to unforeseen changes in market or economic conditions or the occurrence of unexpected events. As a result, the carrying values of our assets and our results of operations could differ in the future from the carrying values and the results of operations that were based on our earlier estimates and assumptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in Item 2 of Part I of this report.

2.	Seasonality. The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Earnings Per Share. Basic earnings per share for each period is computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2014, options to purchase 87,000 shares of common stock and 379,657 restricted shares were excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2013, options to purchase 139,000 shares of common stock and 374,497 restricted shares were excluded from the computation of diluted earnings per share. These options and restricted shares were excluded because either (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table which follows sets forth the manner in which diluted earnings per common share for the three and six month periods ended June 30, 2014 and 2013 were calculated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Numerator:
Net earnings	$787	$1,097	$49	$158

Denominator:
Weighted average shares outstanding(1)	4,936	4,700	4,876	4,662
Dilutive effect of stock options and non-vested restricted shares	5	75	35	70

Denominator for diluted net earnings (loss) per share	4,941	4,775	4,911	4,732

(1)	Does not include unvested restricted shares.

4.	Commitments. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2014 (remaining six months)	$1,874
2015	3,696
2016	3,119
2017	769
2018	526
Thereafter	1,146

$11,130

5.	Operating Segment. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for the recreation industry. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
USA	$28,652	$27,425	$47,656	$46,366
Canada	8,145	8,140	13,996	14,596

	$36,797	$35,565	$61,652	$60,962

6.	Stock-Based Compensation. In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for grants of new equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans. At June 30, 2014, options to purchase a total of 119,000 shares of our common stock and a total of 379,657 of unvested restricted shares were outstanding under the 2012 Plan and the Previously Approved Plans. As of that same date, 245,660 shares remained available for future equity incentive grants under the 2012 Plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate unexercised, or if any restricted shares outstanding under any of those Plans were to be forfeited or reacquired by the Company, the shares that had been subject to those equity incentives would become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides that those shares will, instead, cease to be available for the grant of new equity incentives under the Previously Approved Plans and the number of shares that will be available for future equity incentives under the 2012 Plan will be increased by an equal number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Therefore, if any equity incentives that are outstanding under the Previously Approved Plans expire, terminate or, subject to certain limitations, are reacquired by the Company, then a number of shares equal to the number of shares that had been subject to those equity incentives would become available for future grants under the 2012 Plan and those shares would cease to be available for future grants under the Previously Approved Plans.

We recognized non-cash stock-based compensation expense of $59,000 for the quarter ended June 30, 2013 and $124,000 and $164,000 for the six months ended June 30, 2014 and 2013, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

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

We did not grant any stock options in the six months ended June 30, 2014 or 2013. As a result, no estimates of the fair market values of options were made during either of those periods.

The following tables summarize stock option activity during the six month period ended June 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Outstanding at January 1, 2014	279,000	$3.31
Granted	—	—
Exercised	(140,000)	1.13
Forfeited	(20,000)	6.10

Outstanding and exercisable at June 30, 2014	119,000	$5.41	3.5 years	$16,000

Options vested and expected (as of June 30, 2014) to vest in the future	119,000	$5.41	3.5 years	$16,000

The average intrinsic value set forth in the above table represents the total pre-tax intrinsic value (the average of the differences between the closing stock price of the Company’s common stock on June 30, 2014 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on June 30, 2014. The total pre-tax intrinsic value of the options exercised during the six months ended June 30, 2014 was $347,000.

A summary of the status of the Company’s unvested options as of June 30, 2014 and changes during the six month period ended June 30, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2014	10,000	$2.77
Granted	—	—
Vested	(10,000)	2.77
Forfeited	—	—

Unvested at June 30, 2014	—	$—

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no unvested options at June 30, 2014 and, therefore, no unrecognized compensation cost related to unvested options at that time.

Restricted Shares. We began granting “service-contingent” restricted shares of common stock to some of our officers and other key management employees in 2010. The terms of those grants provided for those restricted shares to vest in equal annual installments over a three or four year service period following the respective dates of those awards, subject to the continued service with the Company of the recipients of such shares. In accordance with Accounting Standards Codification (ASC) 718-compensation expense for such awards is based on the fair market value of the awards on their respective dates of grant and is recognized over those service periods. A total of 103,494 of those service-contingent restricted shares remained unvested at June 30, 2014. Since all of the holders of those remaining unvested restricted shares were still in the Company’s employ at June 30, 2014, we expect that all of those unvested restricted shares will vest over the remainder of their respective vesting periods.

In 2013 and 2014, the Compensation Committee granted “performance-contingent” restricted shares to our officers and other key management employees. These performance-contingent shares vest in three annual installments and are subject to the achievement by the Company of different financial performance goals applicable to those years. Stock-based compensation expense with respect to each one-third of those performance-contingent shares is recognized only if, and when we are able to determine that the Company’s achievement of the performance goal for the particular year has become probable. However, if any stock-based compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then that previously recognized stock-based compensation expense would be reversed. At June 30, 2014, a total of 276,163 performance-contingent restricted shares were outstanding.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares outstanding at January 1, 2014	318,600	$3.27
Granted	164,500	3.66
Vested	(103,503)	(3.44)
Forfeited	—	—

Unvested at June 30, 2014	379,657	$3.40

The intrinsic value of the 103,503 restricted shares that vested during the six months ended June 30, 2014 was approximately $384,500. A total of 34,793 of those restricted shares were cancelled in satisfaction of a total of $129,000 of tax withholding obligations of holders of those restricted shares that arose as a result of the vesting of those shares.

Unrecognized stock-based compensation expense related to the outstanding unvested restricted shares totaled approximately $739,107 at June 30, 2014. Those costs are expected to be recognized generally over weighted average period of 2.1 years measured, from June 30, 2014. Of the 379,657 restricted shares that were unvested at June 30, 2014, a total of 268,985 are expected to vest. The aggregate intrinsic value of those shares was $831,164 as of June 30, 2014.

In the second quarter of 2014, we made the determination that the Company would not achieve the 2014 financial performance goals required for vesting of certain of the “performance-contingent” restricted shares granted in 2014 and 2013. Therefore, during this year’s second quarter, we reversed $91,500 of stock-based compensation expense that we had recognized in respect of those restricted shares in the first quarter of 2014. That reversal resulted in the recognition of a credit of $33,000 for stock-based compensation in the three months ended June 30, 2014, as compared to $59,000 of stock based compensation expense recognized, as a component of selling, general and administrative expenses, in the three months ended June 30, 2013. In the six month periods ended June 30, 2014 and 2013, we recorded stock-based compensation expense of $124,000 and $164,000, respectively, related to the vesting of service-contingent restricted shares granted in prior years. We do not expect to recognize any stock-based compensation expense related to performance-contingent restricted shares during the last six months of 2014.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accrued warranty expense, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Accrued warranty balance – January 1,	$737	$690
Warranty costs incurred	(501)	(571)
Provision for warranty expense	419	550

Accrued warranty balance – June 30,	$655	$669

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

At June 30, 2014, we had no financial assets or liabilities that were measured at fair value on a recurring basis and at December 31, 2013 we had no financial liabilities that were measured at fair value on a recurring basis.

The table below summarizes the fair value measurements (in thousands of dollars) of our financial assets and liabilities at December 31, 2013:

	At December 31, 2013(1)
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (Level 2)
Cash Equivalents—Overnight Investments	$1,623	$—	$1,623

(1)	The Company had no level 3 assets or liabilities at June 30, 2014 and December 31, 2013.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from contracts with customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment. The new standard will become effective for us beginning in the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In April 2014, the FASB issued a new standard relating to the reporting and disclosure of discontinued operations, which changes the criteria and requires additional disclosures for reporting discontinued operations. This new standard will be effective for all disposals of components of an entity that occur within annual periods beginning on or after December 15, 2015. We do not expect this new standard to have a material impact on our consolidated financial statements or disclosures in our financial statements.

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

10.	Subsequent Event.

The Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N. A., as lender (the “Bank”).

The Credit Line Agreement contains a single financial covenant which requires the Company to achieve a fixed charge coverage ratio of at least 1.10–to-1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The next of those rolling 12-month periods to which the covenant was to have been applicable was the 12 month period ending June 30, 2014. On August 12, 2014, the Company and the Bank entered into the 18th Amendment to the Credit Line Agreement (the “18th Amendment”), which provides, instead, that the next of those rolling 12-month periods to which that financial covenant will apply will be the 12 month period ending September 30, 2014. As a result, we were in compliance with our covenants under the Credit Line Agreement as of June 30, 2014.

The 18th Amendment also provides that the Company’s borrowing availability under the Credit Line will be reduced by $1.0 million until that fixed charge covenant is met. It also entitles the Bank, in its considered discretion, to reduce the Company’s borrowing availability under the credit line (i) based on the amount of any currency hedging obligations that the Company may incur in the future, and (ii) an amount equal to three months of the rent payable under any of the Company’s warehouse leases with respect to which it is unable to obtain certain waivers from the landlord for the benefit of the Bank.

The foregoing summary of the 18th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.99 to, and by this reference is incorporated into, this Quarterly Report on Form 10-Q.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties. Such risks and uncertainties, and unexpected future events, could cause our financial condition or operating results in the future to differ significantly from our expected financial condition and operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 (our “2013 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014, and (ii) in the subsection below in this Item 2 captioned “Management Overview-Factors Generally Affecting Sales of RV Products”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2013 10-K, which qualify the forward looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2013 10-K or any other of our filings previously made with the SEC, except as may otherwise be required by law or the rules of the NYSE MKT.

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”) in North America. We supply more than 11,000 products and serve more than 13,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments, new and used RV dealers and to specialty retailers. Ours sales are affected primarily by (i) the usage of RVs by consumers, because their usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs because consumers often “accessorize” their RVs at the time of purchase.

Factors Generally Affecting Sales of RV Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs. Such purchases and usage, in turn, depend in large measure upon the extent of discretionary income available to consumers, their confidence about future economic conditions and the availability and costs of credit that consumers often use to finance the purchase of RVs and boats, each of which can affect the willingness and ability of consumers to use and purchase RVs. As a result, recessionary conditions or a tightening in the availability or increases in the costs of credit often lead consumers to reduce their purchases and, to a lesser extent, their usage of RVs and boats and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs , because these conditions increase the costs of, and create difficulties for consumers in, using RVs.

Weather conditions also can affect our operating results. Purchases and the usage of RVs declines in the winter months. As a result, our sales and operating results in the first and fourth calendar quarters generally are lower than in the spring and summer months in the second and third calendar quarters of the year. See “Seasonality and Inflation” below. Moreover, our sales and operating results can be adversely affected if winter weather conditions are unusually severe or extend into the spring or occur during the summer months, because conditions of this nature will cause consumers to reduce their usage of RVs and, therefore, the purchases they make of the products we sell during periods when such purchases and usage ordinarily increase.

These same conditions, in turn, affect the willingness and ability of Aftermarket Customers to purchase the products that we sell. Aftermarket Customers will reduce their purchases of products from us if consumer demand for those products declines, or Aftermarket Customers lose confidence about future economic conditions or encounter difficulties in obtaining or affording bank financing they need to fund their working capital requirements. Moreover, during the winter, as well as any other periods of the year that may encounter unusually adverse weather conditions, Aftermarket Customers also reduce their purchases of the products we sell due to declines in the usage and purchases of RVs by consumers. By contrast, when the economy is strong and financing is readily available, and weather conditions are good, Aftermarket Customers are more willing to increase their product purchases in order to be able to meet expected increases in consumer demand.

As a result, our sales and operating results can be, and in the past have been, affected by economic conditions, the availability and the costs of consumer and business financing, the supply and prices of gasoline and weather conditions.

Overview of Operating Results for the Quarter Ended June 30, 2014

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change	Amounts		% Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(Dollars in thousands, except per share amounts)
Net sales	$36,797	$35,565	3.5%	$61,652	$60,962	1.1%
Cost of sales (including distribution costs)	29,827	28,427	4.9%	50,467	49,622	1.7%

Gross profit	6,970	7,138	(2.4)%	11,185	11,340	(1.4)%
Selling, general and administrative exp.	5,452	5,142	6.0%	10,623	10,513	1.1%

Operating income	1,518	1,996	(23.9)%	562	827	(32.0)%
Other expense, net	181	180	0.1%	351	369	(4.9)%

Earnings before income tax provision	1,337	1,816	(26.4)%	211	458	(53.9)%
Income tax provision	550	719	(23.5)%	162	300	(46.0)%

Net earnings	$787	$1,097	(28.3)%	$49	$158	(69.0)%

Earnings per common share – Basic	$0.16	$0.23	(30.4)%	$0.01	$0.03	(66.7)%

Earnings per common share – Diluted	$0.16	$0.23	(30.4)%	$0.01	$0.03	(66.7)%

As the above table indicates, we generated increases in sales in both the three and six month periods ended June 30, 2014, as compared to the same respective periods of 2013, notwithstanding the continuation of severe winter weather conditions into this year’s second quarter. However, our net income declined by $310,000 and $102,000, respectively, due primarily to declines in our gross margin and increases in selling, general and administrative expenses in both the three and six months ended June 30, 2014. The declines in our gross margin were primarily attributable to a combination of factors, including a change in the mix of products sold to a higher proportion of lower-margin products, increased freight costs and costs incurred in connection with the closing of an administrative office in Taiwan. The increases in selling, general and administrative expenses resulted primarily from costs incurred in the implementation of new marketing initiatives and the addition of sales personnel. See “Results of Operations” below.

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

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs” to these assets. Examples include an allowance for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence, a reserve for product warranty claims and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset that we believe we are likely to be able to use to reduce our income tax liability in future periods. The amounts at which those allowances or reserves are established and maintained involve estimates that are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends and any other factors that could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, our entire inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,660,000 or approximately 4.4% of gross inventory, at June 30, 2014 and $1,454,000, or approximately 5.2% of gross inventory, at December 31, 2013.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Such a reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $3.1 million at June 30, 2014 and December 31, 2013, of which $1.9 million is included in current assets and $1.2 million is included in non-current assets.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. The vesting of some of the outstanding restricted shares was made contingent on the achievement of specific performance goals in addition to continued service with the Company. During the three months ended June 30, 2014, we concluded that the Company was unlikely to achieve the 2014 financial performance goals established in connection with grants of performance-contingent restricted shares in 2013 and 2014. Consequently, we reversed the stock based compensation expense we had recognized in this year’s first quarter with respect to those restricted shares. That reversal resulted in our recognition of a $33,000 credit for stock based compensation, rather than any stock based compensation expense, for this year’s second quarter. By comparison, we recognized $59,000 of stock based compensation expense recognized in the three months ended June 30, 2013. For the six months ended June 30, 2014 we recognized $124,000 of stock based compensation expense with respect to unvested service-contingent shares, as compared to $164,000 for the six months ended June 30, 2013.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the six months ended June 30, 2014 and 2013:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
(Unaudited)
$36,797	$35,565	3.5%	$61,652	$60,962	1.1%

The unusually severe winter weather conditions experienced in the Midwest, Northeast and Southeast of the United States and throughout most of Canada in this year’s first quarter extended into the first several weeks of the second quarter of 2014, which delayed the usual beginning of the RV season in the spring. However, notwithstanding those conditions, we were able to increase our net sales in both the three and six months ended June 30, 2014 primarily as a result of sales of new products that we introduced into the marketplace and increases in product sales to specialty retailers.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits and gross margin for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross profit	$6,970	$7,138	$11,185	$11,340
Gross margin	18.9%	20.1%	18.1%	18.6%

The decreases in gross profits and gross margin for the three and six months ended June 30, 2014 were primarily attributable to (i) a change in the mix of products sold to a higher proportion of lower margin products, (ii) an increase in freight costs and (iii) costs incurred in connection with the closing, during this year’s second quarter, of an import and quality control facility we had maintained in Taiwan, but which we no longer needed for our operations in Asia.

Selling, General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Selling, general and administrative expenses	$5,452	$5,142	$10,623	$10,513
As a percentage of net sales	14.8%	14.5%	17.2%	17.2%

The increases in selling, general and administrative (“SG&A”) expenses in the three and the six months ended June 30, 2014 were primarily attributable to increased marketing and selling costs as a result primarily of the implementation of new marketing programs and the addition of sales personnel during the first six months of 2014.

Other (Income) Expense

The largest component of other (income) expense is the interest expense that we incur on borrowings. To a much lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Other (income) expense
Interest expense	$181	$185	$322	$358
Other	—	(5)	29	11

Total	$181	$180	$351	$369

As a percentage of net sales	0.5%	0.5%	0.6%	0.6%

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income tax provision	$550	$719	$162	$300
Effective tax rate	41.1%	39.6%	76.8%	65.5%

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25 million, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $22.5 million at June 30, 2014 as compared to $21.1 million at June 30, 2013. Our outstanding revolving credit line borrowings totaled approximately $17.2 million at June 30, 2014 and $13.9 million at August 1, 2014. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% at June 30, 2014) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.15% at June 30, 2014) plus 3.25%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2017.

The revolving bank line of credit agreement, as amended, contains a single financial covenant, which requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The next compliance date for this covenant, which was to have been June 30, 2014, was extended to September 30, 2014 by an amendment to the credit line agreement entered into by us with the bank as of August 12, 2014. As a result, we were in compliance with the covenants under our credit line agreement as of June 30, 2014. That amendment also provides that our maximum borrowing availability under the credit line will be reduced by $1 million until we satisfy this covenant and entitles the bank, in its considered discretion and under certain limited circumstances, to further reduce the borrowings available to us under the credit line. However, we do not expect that any such reductions would be material to us or our business. See “ITEM 5—OTHER INFORMATION in PART II of this report for additional information regarding this amendment.

Net Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons See “Seasonality and Inflation” below.

During the six months ended June 30, 2014, we used $8.2 million of cash in our operations, primarily to fund increases in accounts receivable and inventories of $3.5 million and $9.4 million, respectively. By comparison, in the six months ended June 30, 2013, we used $3.7 million of cash in operations, primarily to fund $3.6 million in accounts receivable and $1.1 million in inventories. At June 30, 2014, inventories totaled $37.0 million, accounts receivable totaled $13.6 million, and accounts payable totaled $9.2 million, respectively, as compared to $31.4 million, $13.5 million, and $5.8 million, respectively, at June 30, 2013.

Net Cash Used in Investing Activities. In the six months ended June 30, 2014, we used net cash of $127,000 in investing activities, consisting of $105,000 of capital expenditures, primarily for purchases of computer and office equipment and a $23,000 increase in other assets, partially offset by $1,000 from a sale of equipment. By comparison, we used $270,000 in investing activities in the first six months of 2013, consisting of capital expenditures of $177,000 and a $103,000 increase in other assets, partially offset by $10,000 from sales of equipment.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our bank credit line borrowings. In the six months ended June 30, 2014, we obtained borrowings, net of repayments, under that credit line of $7.9 million, as compared to $2.8 million in the same six months of 2013.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of June 30, 2014:

	Total	Less than One Year	More than One and Less Than Four Years	Four to Five Years	More than Five Years
Contractual Obligations at June 30, 2014:
Long-term debt obligations	$17,185	$—	$17,185	$—	$—
Operating lease obligations	11,130	1,874	6,815	1,295	1,146

Total	$28,315	$1,874	$24,000	$1,295	$1,146

Our long-term debt obligations consist of borrowings under our long-term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that applied to those borrowings during the first six months of 2014.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2014 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements in 2014 with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2014, outstanding borrowings under our bank revolving line of credit totaled approximately $17.2 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of June 30, 2014 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

ITEM 5	OTHER INFORMATION

The Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N.A., as lender (the “Bank”).

The Credit Line Agreement contains a single financial covenant which requires the Company to achieve a fixed charge coverage ratio of at least 1.10-to-1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The next compliance date for this covenant, which was to have been June 30, 2014, was extended to September 30, 2014 by an amendment to the Credit Line Agreement entered into by us with the Bank as of August 12, 2014 (the “18th Amendment”). As a result, we were in compliance with the covenants under our Credit Line Agreement as of June 30, 2014.

The 18th Amendment also provides that the Company’s borrowing availability under the Credit Line will be reduced by $1.0 million until that fixed charge coverage ratio is achieved. It also entitles the Bank, in its considered discretion, to reduce the Company’s borrowing availability under the credit line (i) based on the amount of any currency hedging obligations that the Company may incur in the future, and (ii) an amount equal to three months of rent under any of the Company’s warehouse leases with respect to which it is unable to obtain certain waivers from the landlord for the benefit of the Bank.

The foregoing summary of the 18th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.99 to, and by this reference is incorporated into, this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.99	Eighteenth Amendment, dated August 12, 2014, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2014	By:	/s/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.99	Eighteenth Amendment, dated August 12, 2014, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

E-1