Form 10-Q
period 2014-09-30
COAST DISTRIBUTION SYSTEM INC
filed 2014-11-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

5,315,604 shares of Common Stock as of November 1, 2014

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

(i)

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,070	$2,140
Accounts receivable—net of allowances of $276 and $278 as of September 30, 2014 and December 31, 2013, respectively	8,926	10,070
Inventories	31,027	27,532
Other current assets	2,022	2,307

Total current assets	44,045	42,049
Property, plant, and equipment, net	1,156	1,248
Other assets	2,467	2,947

Total Assets	$47,668	$46,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$4,469	$5,196
Accrued liabilities	4,097	3,709

Total current liabilities	8,566	8,905
Long-term obligations	10,564	9,299

Total liabilities	19,130	18,204

Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 5,315,604 and 5,045,897 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	18,369	18,047
Accumulated other comprehensive earnings	771	1,227
Retained earnings	9,398	8,766

Total stockholders’ equity	28,538	28,040

Total liabilities and stockholders’ equity	$47,668	$46,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$34,821	$33,101	$96,473	$94,063
Cost of sales, including distribution costs	28,211	27,002	78,678	76,624

Gross profit	6,610	6,099	17,795	17,439
Selling, general and administrative expenses	5,465	5,059	16,088	15,572

Operating income	1,145	1,040	1,707	1,867
Other expense
Interest	146	119	468	477
Other	18	13	47	24

Total other expense	164	132	515	501

Earnings before income tax provision	981	908	1,192	1,366
Income tax provision	399	421	561	721

Net earnings	$582	$487	$631	$645

Basic earnings per share	$0.12	$0.10	$0.13	$0.14

Diluted earnings per share	$0.12	$0.10	$0.13	$0.14

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollars in thousands)

Three and Nine Months Ended September 30,

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net earnings	$582	$487	$631	$645
Other comprehensive earnings (loss):
Foreign currency translation adjustment	(408)	204	(456)	(377)

Total comprehensive earnings	$174	$691	$175	$268

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Nine months ended September 30,

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net earnings	$631	$645
Adjustments to reconcile net earnings to net cash (used in) provided by in operating activities:
Depreciation and amortization	537	468
Stock-based compensation expense	195	228
Loss (gain) on sale of property and equipment	3	(10)
Deferred income taxes	331	625
Changes in assets and liabilities:
Accounts receivable	1,144	1,610
Inventories	(3,495)	2,212
Other current assets	194	936
Accounts payable	(727)	(1,814)
Accrued liabilities	388	361

Net cash (used in) provided by operating activities	(799)	5,261

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	12
Capital expenditures	(196)	(322)
Increase in other assets	(33)	(95)

Net cash used in investing activities	(225)	(405)

Cash flows from financing activities:
Borrowings under line of credit agreement	118,969	100,135
Repayments under line of credit agreement	(117,704)	(102,311)
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(129)	(49)
Excess tax benefit from stock-based payments	98	—
Issuance of common stock pursuant to equity incentive plans	158	24

Net cash provided by (used in) financing activities	1,392	(2,201)

Effect of exchange rate changes on cash	(438)	(361)

NET (DECREASE) INCREASE IN CASH	(70)	2,294
Cash and cash equivalents beginning of period	2,140	1,942

Cash and cash equivalents end of period	$2,070	$4,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies. The accompanying (a) condensed consolidated balance sheet as of December 31, 2013, which has been derived from our audited financial statements, and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and Securities and Exchange Commission (“SEC”) rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2014 and its consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, and related statements of comprehensive earnings for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. The accounting policies followed by the Company are set forth in Note A to the Company’s audited financial statements included in its Annual Report on Form 10-K for its fiscal year ended December 31, 2013 (the “2013 10-K”), which was filed with the SEC on March 31, 2014. The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2013 10-K.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles as in effect in the United States (GAAP) requires us to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, and useful lives of property and equipment, fair values of stock-based awards, income taxes, warranty liability, and other contingent liabilities, among others. We base our estimates on historical experience and on various assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. However, such estimates and the assumptions on which they were based may later prove to have been incorrect due to unforeseen changes in market or economic conditions or the occurrence of unexpected events. As a result, the carrying values of our assets and our results of operations could differ in the future from the carrying values and the results of operations that were based on our earlier estimates and assumptions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Item 2 of Part I of this report.

2.	Seasonality. The Company’s business is seasonal and its results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2014. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Earnings Per Share. Basic earnings per share for each period is computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2014, options to purchase 87,000 shares of common stock and 379,657 restricted shares were excluded from the computation of diluted earnings per share. For the three and nine months ended September 30, 2013, options to purchase 107,000 shares of common stock and 357,593 restricted shares were excluded from the computation of diluted earnings per share. These options and restricted shares were excluded because either (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table which follows sets forth the manner in which diluted earnings per common share for the three and nine month periods ended September 30, 2014 and 2013 were calculated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Numerator:
Net earnings	$582	$487	$631	$645

Denominator:
Weighted average shares outstanding(1)	4,936	4,712	4,896	4,679
Dilutive effect of stock options and non-vested restricted shares	4	92	25	81

Denominator for diluted net earnings per share	4,940	4,804	4,921	4,760

(1)	Does not include unvested restricted shares.

4.	Commitments. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2014 (remaining three months)	$924
2015	3,661
2016	3,092
2017	754
2018	511
Thereafter	1,099

$10,041

5.	Operating Segment. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for the recreation industry. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
USA	$27,025	$25,240	$74,681	$71,606
Canada	7,796	7,861	21,792	22,457

	$34,821	$33,101	$96,473	$94,063

6.	Stock-Based Compensation. In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for grants of new equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans. As of September 30, 2014, options to purchase a total of 119,000 shares of our common stock and a total of 379,657 unvested restricted shares were outstanding under the 2012 Plan and the Previously Approved Plans. As of that same date, 245,660 shares remained available for future equity incentive grants under the 2012 Plan.

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

We recognized non-cash stock-based compensation expense of $71,000 and $63,000 for the three months ended September 30, 2014 and 2013, respectively and $195,000 and $228,000 for the nine months ended September 30, 2014 and 2013, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

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

We used the following weighted average assumptions in estimating the fair values of the options granted in the periods indicated below:

	Nine Months Ended September 30,
	2014	2013
Stock Incentive Plans:
Expected volatility	56.7%	66.0%
Risk-free interest rate	2.39%	2.64%
Expected dividend yields	N/A	N/A
Expected lives	10 years	10 years

The weighted averaged grant-date fair values of options granted during the nine months ended September 30, 2014 and 2013 were $3.23 and $2.82, respectively.

The following tables summarize stock option activity during the nine month period ended September 30, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Outstanding as of January 1, 2014	279,000	$3.31
Granted	8,000	3.30
Exercised	(140,000)	1.13
Forfeited	(28,000)	6.34

Outstanding as of September 30, 2014	119,000	$5.16	4.2 years	$22,000

Exercisable as of September 30, 2014	111,000	$5.29	3.7 years	$22,000

Options vested and expected (as of September 30, 2014) to vest in the future	119,000	$5.16	4.2 years	$22,000

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The average intrinsic value set forth in the above table represents the total pre-tax intrinsic value (the average of the differences between the closing stock price of the Company’s common stock on September 30, 2014 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on September 30, 2014. The total pre-tax intrinsic value of the options exercised during the nine months ended September 30, 2014 was $347,000.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of the Company’s unvested options as of September 30, 2014 and changes during the nine month period ended September 30, 2014 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	10,000	$2.77
Granted	8,000	3.23
Vested	(10,000)	2.77
Forfeited	—	—

Unvested as of September 30, 2014	8,000	$3.23

Unrecognized compensation cost related to unvested options granted under the Company’s 2012 Plan and Previously Approved Plans totaled $13,000 and $18,000 as of September 30, 2014 and 2013, respectively. Those costs were expected to be recognized over weighted average periods of 0.5 years from September 30, 2014 and September 30, 2013, respectively.

Restricted Shares. We began granting “service-contingent” restricted shares of common stock to some of our officers and other key management employees in 2010. The terms of those grants provided for those restricted shares to vest in equal annual installments over a three or four year service period following the respective dates of those awards, subject to the continued service with the Company of the recipients of such shares. In accordance with Accounting Standards Codification (ASC) 718, compensation expense for such awards is based on the fair market value of the awards on their respective dates of grant and is recognized over those service periods. A total of 103,494 of those service-contingent restricted shares remained unvested as of September 30, 2014. Since all of the holders of those remaining unvested restricted shares were still in the Company’s employ as of September 30, 2014, we expect that all of those unvested restricted shares will vest over the remainder of their respective vesting periods.

In 2013 and 2014, the Compensation Committee granted “performance-contingent” restricted shares to our officers and other key management employees. These performance-contingent shares vest in three annual installments, subject to the achievement by the Company of different financial performance goals applicable to those years. Stock-based compensation expense with respect to each one-third of those performance-contingent shares is recognized only if, and when we are able to determine that the Company’s achievement of the performance goal for the particular year has become probable. However, if any stock-based compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then that previously recognized stock-based compensation expense would be reversed. As of September 30, 2014, a total of 276,163 unvested performance-contingent restricted shares were outstanding.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares outstanding as of January 1, 2014	318,600	$3.27
Granted	164,500	3.66
Vested	(103,503)	(3.44)
Forfeited	—	—

Unvested as of September 30, 2014	379,657	$3.40

The intrinsic value of the 103,503 restricted shares that vested during the nine months ended September 30, 2014 was approximately $384,500. A total of 34,793 of those restricted shares were cancelled in satisfaction of a total of $129,000 of tax withholding obligations of holders of those restricted shares that arose as a result of the vesting of those shares.

Unrecognized stock-based compensation expense related to the outstanding unvested restricted shares totaled approximately $679,000 as of September 30, 2014. Those costs are expected to be recognized generally over weighted

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

average period of 2.2 years measured from September 30, 2014. Of the 379,657 restricted shares that were unvested as of September 30, 2014, a total of 268,985 are expected to vest. The aggregate intrinsic value of those shares was $887,650 as of September 30, 2014.

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

Accrued warranty expense, which is included in accrued liabilities on the condensed consolidated balance sheets, as of September 30, 2014 and 2013 was as follows (in thousands):

	2014	2013
Accrued warranty balance—January 1,	$737	$690
Warranty costs incurred	(742)	(854)
Provision for warranty expense	689	926

Accrued warranty balance—September 30,	$684	$762

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

As of September 30, 2014 and December 31, 2013, we had no financial liabilities that were measured at fair value on a recurring basis.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes the fair value measurements (in thousands of dollars) of our financial assets and liabilities as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014(1)
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (Level 2)
Cash Equivalents—Overnight Investments	$1,294	$—	$1,294

	As of December 31, 2013(1)
	Total	Quoted market prices in active markets (level 1)	Significant other observable inputs (Level 2)
Cash Equivalents—Overnight Investments	$1,623	$—	$1,623

(1)	The Company had no level 3 assets or liabilities as of September 30, 2014 and December 31, 2013.

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

The Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N. A., as lender (the “Bank”). The maturity date of the revolving line of credit is July 10, 2017.

Effective November 13, 2014, the Company and the Bank entered into the 19th Amendment to the Credit Line Agreement (the “19th Amendment”), primarily to enable the Company to finance increases in its inventories during calendar 2015. Accordingly, that Amendment increases the maximum borrowings that will be available to the Company under the line of credit to amounts up to: (i) $27 million during the months of February and July 2015, (ii) $30 million during the months of March, April and May 2015; and (iii) $29 million during the month of June 2015; but in no event more than the sum of between 50% and 55% of the value of the Company’s eligible inventories plus 85% of the value of its eligible accounts receivable. On the other hand, the maximum amount of borrowings that will be available under the credit line for the months of January, August, September, October, November and December 2015 will remain unchanged at $25 million, when, due to the seasonality of our business, customer orders usually decline. The Bank has the right to increase or decrease these amounts, but only in the exercise in good faith of its reasonable business judgment.

The Credit Line Agreement, as amended, requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The next compliance date for the fixed this covenant, which was to have been September 30, 2014, was extended to March 31, 2015 by the 19th Amendment. As a result, the Company was in compliance with all of its covenants under the Credit Line Agreement as of September 30, 2014. The 19th Amendment also added another financial covenant which will require the Company to achieve earnings before interest, taxes, depreciation and amortization (commonly referred to as “EBITDA”) of at least $800,000 for the 12 months ending December 31, 2014.

The foregoing is a summary of the 19th Amendment. It is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.99 to this Report.

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

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”) in North America. We supply more than 14,000 products and serve more than 10,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments, new and used RV dealers and to specialty retailers. Our sales are affected primarily by (i) the usage of RVs by consumers, because their usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs because consumers often “accessorize” their RVs at the time of purchase.

Factors Generally Affecting Sales of RV Products

Our sales and operating results are directly affected by the extent to which consumers purchase and use RVs. Such purchases and usage, in turn, depend in large measure upon the extent of discretionary income available to consumers, their confidence about future economic conditions and the availability and costs of credit that consumers often use to finance the purchase of RVs, each of which can affect the willingness and ability of consumers to use and purchase RVs. As a result, recessionary conditions or a tightening in the availability or increases in the costs of credit often lead consumers to reduce their purchases and, to a lesser extent, their usage of RVs and, therefore, their purchases of the products that we sell. Additionally, increases in the prices and shortages in the supply of gasoline can lead to declines in the usage and purchases of RVs, because these conditions increase the costs of, and create difficulties for consumers in, using RVs.

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

Overview of Operating Results for the Three and Nine Months Ended September 30, 2014

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended September 30,			Nine Months Ended September 30,
	Amounts		% Change	Amounts		% Change
	2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
	(Dollars in thousands, except per share amounts)
Net sales	$34,821	$33,101	5.2%	$96,473	$94,063	2.6%
Cost of sales (including distribution costs)	28,211	27,002	4.5%	78,678	76,624	2.7%

Gross profit	6,610	6,099	8.4%	17,795	17,439	2.0%
Selling, general and administrative expenses	5,465	5,059	8.0%	16,088	15,572	3.3%

Operating income	1,145	1,040	10.1%	1,707	1,867	(8.6)%
Other expense, net	164	132	24.2%	515	501	2.8%

Earnings before income tax provision	981	908	8.0%	1,192	1,366	(12.7)%
Income tax provision	399	421	(5.2)%	561	721	(22.2)%

Net earnings	$582	$487	19.5%	$631	$645	(2.2)%

Earnings per common share—Basic	$0.12	$0.10	20.0%	$0.13	$0.14	(7.1)%

Earnings per common share—Diluted	$0.12	$0.10	20.0%	$0.13	$0.14	(7.1)%

As the above table indicates, we generated increases in sales in both the three and nine month periods ended September 30, 2014, as compared to the same respective periods of 2013, notwithstanding the continuation of severe winter weather conditions into this year’s second quarter which delayed the start of the usual summer selling season in the RV market. Our net income increased by $95,000 in the three months ended September 30, 2014, as compared to the same period of 2013, as a result of the increases in sales and gross profit, which were partially offset by an increase in selling, general and administrative (“SG&A”) expenses. In the nine months ended September 30, 2014, net earnings declined by $14,000 as compared to the same period in 2013, largely due to an increase in SG&A expenses and costs incurred in connection with the closing of an administrative office in Taiwan. The increases in selling, general and administrative expenses resulted primarily from increased professional fees and costs incurred in the implementation of new marketing initiatives and the addition of sales personnel. See “Results of Operations” below.

Critical Accounting Policies and Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of available tax loss and credit carryforwards and tax deductions that we will be able to use to reduce our future income tax liability. Those adjustments are made on the basis of estimates which require us to make assumptions and judgments regarding economic and market conditions and trends and their impact on our financial performance. However, those assumptions and judgments are necessarily based on current information available to us. If those conditions or trends were to change in ways that we did not expect, or other unexpected events were to occur, then, pursuant to GAAP, we may be required to further adjust the carrying values at which we record these assets for financial reporting purposes. Any resulting downward adjustments are commonly referred to as “write-downs” of the carrying values of the assets affected by the changed conditions.

It is our practice to establish reserves or allowances against which we are able to charge any such downward adjustments or “write-downs”. Examples include an allowance for uncollectible accounts receivable (sometimes referred to as “bad debt reserves”), an allowance for inventory obsolescence, a reserve for product warranty claims and a valuation allowance against our deferred tax asset to the extent necessary to reduce its carrying value to the amount of that asset that we believe we are likely to be able to use to reduce our income tax liability in future periods. The amounts at which those allowances or reserves are established and maintained involve estimates that are based on our historical experience and also on our assumptions and judgments about economic or market conditions or trends and any other factors that could affect the values at which we had recorded such assets. We periodically increase or replenish the allowances following write-downs of uncollectible accounts or to take account of increased risks due to changes in economic or market conditions or trends. Increases in the allowances are effectuated by charges to income or increases in expense in the periods when those allowances are increased. As a result, our judgments or assumptions about market and economic conditions or trends and about their effects on our financial performance can and will affect not only the amounts at which we record these assets on our balance sheet, but also our results of operations.

The decisions as to the timing of (i) adjustments or write-downs of this nature and (ii) the increases we make to our allowances or reserves, also require subjective evaluations or assessments about the effects and duration of changes in economic or market conditions or trends. For example, it is difficult to predict whether events or changes in economic or market conditions, such as increasing gasoline prices or interest rates or economic downturns, will be of short or long-term duration, and it is not uncommon for it to take some time after the onset of such changes for their full effects on our business to be determined. Therefore, we make such estimates based upon the information available to us at that time and reevaluate and adjust the reserves and allowances for potential write-downs on a quarterly basis.

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

Accounts Receivable and the Allowance for Doubtful Accounts. In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivable in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic and market trends that can affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of some of our customers or economic or market conditions were to deteriorate, adversely affecting the ability of any of those customers to make payments to us on a timely basis, it could become necessary for us to increase the allowance for uncollectible accounts. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, SG&A expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, our entire inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,455,000 or approximately 4.6% of gross inventory, as of September 30, 2014 and $1,454,000, or approximately 5.2% of gross inventory, as of December 31, 2013.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Such a reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $2.7 million as of September 30, 2014 , of which $1.9 million is included in current assets and $0.8 million is included in non-current assets.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. The vesting of some of the outstanding restricted shares was made contingent on the achievement of specific performance goals in addition to continued service with the Company. During the three months ended June 30, 2014, we concluded that the Company was unlikely to achieve the 2014 financial performance goals established in connection with grants of performance-contingent restricted shares in 2013 and 2014. Consequently, we reversed the stock based compensation expense we had recognized in this year’s first quarter with respect to those restricted shares. In addition, we did not record any stock-based compensation cost relative to the performance-contingent restricted shares in the third quarter of 2014. Stock-based compensation expense for the quarters ended September 30, 2014 and 2013, totaled $71,000 and $63,000, respectively, and $195,000 and $228,000 for the nine months ended September 30, 2014 and 2013, respectively.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three and nine months ended September 30, 2014 and 2013:

Three Months Ended September 30,			Nine Months Ended September 30,
Amounts		% Change	Amounts		% Change
2014	2013	2014 vs. 2013	2014	2013	2014 vs. 2013
(Unaudited)
$34,821	$33,101	5.2%	$96,473	$94,063	2.6%

The unusually severe winter weather conditions experienced in the Midwest, Northeast and Southeast of the United States and throughout most of Canada in this year’s first quarter extended into the first several weeks of the second quarter of 2014, which delayed the usual beginning of the RV season in the spring. However, notwithstanding those conditions, we were able to increase our net sales in both the three and nine months ended September 30, 2014 primarily as a result of sales of new products that we introduced into the marketplace and increases in product sales to specialty retailers.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, the provisions we make to replenish or increase our reserve for product warranty claims and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits and gross margin for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross profit	$6,610	$6,099	$17,795	$17,439
Gross margin	19.0%	18.4%	18.4%	18.5%

The increase in gross profits and gross margin for the three months ended September 30, 2014 was primarily attributable to (i) the effect of the sales increase on fixed warehouse costs, and (ii) larger orders which reduced our freight costs. For the nine months ended September 30, 2014, our gross margin was relatively flat in comparison to the margin achieved in the comparable months of 2013. Our gross margin in the nine months ended September 30, 2014 was impacted by the severance costs incurred in connection with the closing of an import and quality control facility we had maintained in Taiwan, but which we no longer needed for our operations in Asia.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Selling, general and administrative expenses	$5,465	$5,059	$16,088	$15,572
As a percentage of net sales	15.7%	15.3%	16.7%	16.6%

The dollar and percentage increases in selling, general and administrative (“SG&A”) expenses in the three and the nine months ended September 30, 2014 were primarily attributable to increased professional fees and an increase in marketing and selling costs as a result of the implementation of new marketing programs and the addition of sales personnel during those periods.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings. To a much lesser extent, other expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Other expense
Interest expense	$146	$119	$468	$477
Other	18	13	47	24

Total	$164	$132	$515	$501

As a percentage of net sales	0.5%	0.4%	0.5%	0.5%

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Income tax provision	$399	$421	$561	$721
Effective tax rate	40.7%	46.4%	47.1%	52.8%

Our effective tax rate is affected primarily by the amount of our expenses that are not deductible for income tax purposes and by varying tax rates on income generated by our foreign subsidiaries. Due to there factors, we sometimes experience relatively wide fluctuations in our period to period effective tax rates.

Financial Condition, Liquidity and Capital Resources

We finance our working capital requirements for our operations primarily with borrowings under a long-term revolving bank line of credit and internally generated funds.

During the nine months ended September 30, 2014 our revolving bank line of credit agreement permitted us to borrow up to the lesser of (i) $25 million, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $17.1 million as of September 30, 2014 as compared to $14.6 million as of September 30, 2013. Our outstanding revolving credit line borrowings totaled approximately $10.6 million as of September 30, 2014 and $8.5 million as of November 3, 2014. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% as of September 30, 2014) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.15% as of September 30, 2014) plus 3.25%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2017.

Effective November 13, 2014, the Company and the Bank entered into the 19th Amendment to the credit line agreement (the “19th Amendment”), primarily to enable the Company to finance increases its inventories in fiscal 2015. To accomplish that purpose, that Amendment increases the maximum borrowings that will be available to us under the credit line in calendar 2015 to amounts up to: (i) $27 million during the months of February and July 2015, (iii) $30 million during the months of March, April and May 2015; and (iii) $29 million during the month of June 2015, but in no event more than the sum of 50% to 55% of the value of the Company’s eligible inventories plus 85% of the value of its eligible accounts receivable. On the other hand, the maximum amount of borrowings that will be available to us under the credit line for the months of January, August, September, October, November and December 2015 will remain unchanged at $25 million, when, due to the seasonality of our business, customer orders usually decline. The bank has the right to increase or decrease these amounts, but only in the exercise of its good faith and reasonable business judgment.

The revolving bank line of credit agreement, as amended, requires us to achieve a fixed charge coverage ratio of at least 1.10 to 1.0 for successive rolling 12 month periods ending on the last day of each fiscal quarter. The next compliance date for the fixed this covenant, which was to have been September 30, 2014, was extended to March 31, 2015 by the 19th Amendment. As a result, we were in compliance with all of our covenants under our credit line agreement as of September 30, 2014. The 19th Amendment also requires us to achieve earnings before interest, taxes, depreciation and amortization (commonly referred to as “EBITDA”) of at least $800,000 for the 12 months ending December 31, 2014. We currently expect to be able to meet this EBITDA covenant.

The foregoing is a summary of the 19th Amendment. It is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 10.99 to this Report.

Net Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons See “Seasonality and Inflation” below.

During the nine months ended September 30, 2014, we used $0.8 million of cash in our operations, primarily to fund a $3.5 million increase in inventories, which was substantially, but not entirely, offset by our net earnings of $0.6 million, and increases of $1.1 million each in our accounts receivable and our noncash expenses. By comparison, in the nine months ended September 30, 2013, we generated $5.3 million of cash from operations, primarily as a result of reductions of $1.6 million in accounts receivable and $2.2 million in inventories. As of September 30, 2014, inventories totaled $31.0 million, accounts receivable totaled $8.9 million, and accounts payable totaled $4.5 million, as compared to $28.1 million, $8.3 million, and $4.3 million, respectively, as of September 30, 2013.

Net Cash Used in Investing Activities. In the nine months ended September 30, 2014, we used net cash of $225,000 in investing activities, which consisted of $196,000 of capital expenditures, primarily for purchases of computer and office equipment, and a $33,000 increase in other assets, partially offset by $4,000 from a sale of equipment. By comparison, we used $405,000 of cash from investing activities in the first nine months of 2013, which consisted of capital expenditures of $322,000 and a $95,000 increase in other assets, partially offset by $12,000 from the sale of equipment.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our bank credit line borrowings. In the nine months ended September 30, 2014, we obtained borrowings, net of repayments, under that credit line of $1.3 million, as compared to $2.2 million of net repayments in the same nine months of 2013.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of September 30, 2014:

	Total	Less than One Year	More than One and Less Than Four Years	Four to Five Years	More than Five Years
Contractual Obligations as of September 30, 2014:
Long-term debt obligations	$10,564	$—	$10,564	$—	$—
Operating lease obligations	10,041	924	6,753	1,265	1,099

Total	$20,605	$924	$17,317	$1,265	$1,099

Our long-term debt obligations consist of borrowings under our long-term revolving line of credit. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to our borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that applied to those borrowings during the first nine months of 2014.

Expected Uses and Sources of Funds. We expect our principal uses of cash during the 12 months ending September 30, 2015 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of September 30, 2014, outstanding borrowings under our bank revolving line of credit totaled approximately $10.6 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of September 30, 2014 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

ITEM 4T.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our 2013 10-K.

ITEM 5.	OTHER INFORMATION

The Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N.A., as lender (the “Bank”).

Effective November 13, 2014, the Company and the Bank entered into the 19th Amendment to the Credit Line Agreement (the “19th Amendment”), primarily to enable the Company to finance increases in its inventories in fiscal 2015 and to modify the financial covenants that had been contained in the Credit Line Agreement.

Reference is hereby made, and there is incorporated into this Item 5, the summary of the terms of the 19th Amendment which is set forth under the caption “Financial Condition, Liquidity and Capital Resources” above in Item 2 of Part I of this Report entitled “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”. That summary is not intended to be complete and is qualified in its entirety by reference to the 19th Amendment, a copy of which is attached as Exhibit 10.99 to, and is incorporated by this reference into, this Report.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.99	Nineteenth Amendment, dated November 13, 2014, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: November 14, 2014	By:	/s/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

10.99	Nineteenth Amendment, dated November 13, 2014, to Bank Credit Line Agreement between the Company and Bank of America, N.A.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

E-1