Form 10-K
period 2014-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2015-03-31
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the outstanding shares of Common Stock held by non-affiliates of registrant as of June 30, 2014, the last day of the second quarter of fiscal 2014, which was determined on the basis of the closing price of registrant’s shares on that date, was approximately $13,406,000.

As of March 13, 2015, a total of 5,207,180 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated therein, Part III of the Form 10-K is incorporated by reference from registrant’s Definitive Proxy Statement expected to be filed on or before April 30, 2015 for its Annual Meeting.

THE COAST DISTRIBUTION SYSTEM, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

Due to these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may otherwise be required by applicable law or the rules of the NYSE MKT.

PART I

ITEM 1.	BUSINESS

References in this Annual Report to “Coast,” “we,” “us,” or “our” or to the “Company” shall mean The Coast Distribution System, Inc. and its subsidiaries taken as a whole.

Overview of Our Business

The Coast Distribution System, Inc. is one of North America’s largest suppliers of replacement parts, supplies and accessories for recreational vehicles (“RVs”), to RV dealers, supply stores and service centers (“Aftermarket Customers”), which resell the products they purchase from us, at retail, to consumers. We supply or distribute more than 14,000 products and serve more than 10,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States that are located in California, Texas, Oregon, Arizona, Colorado, Utah, Indiana, Pennsylvania, New York, Georgia, Florida and Wisconsin and 4 regional distribution centers in Canada located, respectively, in Montreal, Toronto, Calgary and Vancouver. Reference is made to Note G to our Consolidated Financial Statements, contained in Item 8 of this Report, for certain information regarding the Company’s operations in the United States and Canada, respectively.

We differ from traditional wholesale product distributors in our markets, in that approximately 30% of our sales are of “proprietary” products which we have introduced into the marketplace. Our proprietary products have been designed specifically for us, at our request, by independent product design firms or product manufacturers and are manufactured for us, generally on an exclusive basis, by a number of different independent manufacturers, mostly, but not entirely, in Asia. We market our proprietary products under our own brand-names in competition with, or in some cases as complementary to, products from other manufacturers of RV parts, supplies and accessories. For the most part, our proprietary products are comprised of products that are needed or used by RV owners on a regular or recurring basis, such as trailer hitches, plastic wastewater tanks, vent lids, stabilizing jacks and battery boxes. Due to differences in costs, we generally are able to generate higher margins on sales of proprietary products than we are able to realize on sales of functionally similar products available to us from competing manufacturers. See “Products — Proprietary Products Strategy and Sales” below.

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

The market for RV parts, supplies and accessories distributed by the Company is comprised primarily of RV dealers and supply stores and service centers (“Aftermarket Customers”). Our RV Aftermarket Customers purchase a broad range of RV parts, supplies and accessories from us. See “Products” below.

Products

General. We carry a full line of more than 14,000 RV parts, supplies and accessories which we purchase from more than 300 manufacturers, comprised primarily of manufacturers who supply products to multiple product distribution companies, and manufacturers that produce our proprietary products in most cases on an exclusive basis specifically for us. The RV products that we distribute include antennae, vents, electrical items, towing equipment and hitches, and portable generators and appliances such as air conditioners, refrigerators, stoves and ranges and LP gas equipment, and portable toilets and plumbing parts, hardware and tools, specialized recreational vehicle housewares, chemicals and supplies, and various accessories, such as ladders, jacks, fans, load stabilizers, outdoor furniture, mirrors and compressors.

Proprietary Products Strategy and Sales. We have introduced into the RV Aftermarket a growing number of products, which are manufactured specifically for us, usually on an exclusive basis, by a number of different independent manufacturers, based primarily, but not exclusively, in Asia. These products (which we refer to as our “proprietary products”) consist of products that are needed or used by RV consumers on a regular or recurring basis, such as trailer hitches and other towing equipment, plastic wastewater tanks, vent lids, stabilizing jacks, battery boxes, and LED lighting. The proprietary products manufactured for us also include portable generators. Most of these products have been designed for us by independent professional product design firms or by the independent manufacturers that we have retained to manufacture the products for us. We market the proprietary products under our own brand-names in competition with brand name products from other manufacturers that usually sell their products to a number of different RV product distributors and sometimes into other markets.

We conduct our own quality control testing of proprietary products that could fail or be damaged due to stress during usage, such as portable generators and towing hitches and equipment, either at the plants where the products are manufactured for us or at product testing facilities that we operate in Elkhart, Indiana and Wilsonville, Oregon.

Generally, the costs to us of purchasing proprietary products are lower than the costs of purchasing competing products from other manufacturers based in the United States. As a result, our proprietary products strategy has enabled us, over the years, to offer our customers lower-priced products, without compromising quality, and at the same time has enabled us to increase our gross profit margins. However, the costs of freight, testing, and marketing, and providing warranty services in certain instances for, our proprietary products reduce some of the margin advantage we gain on sales of those products.

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

Marketing and Sales

Our Customers. Our customers include primarily (i) RV dealers, which purchase optional equipment and accessories for new recreational vehicles and replacement and repair parts for their service departments, (ii) independent RV supply stores and service centers that purchase parts, supplies and accessories for resale to owners of RVs and for their service centers, and (iii) specialty retailers, which purchase our products to sell either in their stores or online. We are not dependent on any single customer for any material portion of our business and no single customer accounted for more than 5% of our sales in 2014, 2013 or 2012.

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

Distribution

General. Our regional distribution and warehouse centers in North America carry an inventory of more than 14,000 RV parts, supplies and accessories, although the nature and number of products at each distribution and warehouse center does vary, based primarily on the historical product sales of each distribution center to customers in its geographic region. We rely primarily on independent freight companies to ship our products to our customers.

We have implemented an inventory management and deployment system that we designed to improve our ability to fill customer orders from the distribution centers closest to the customer and, thereby, improve our responsiveness to the customer and, at the same time, reduce our costs of service. We track product sales from each of our distribution and warehouse centers and stock at each such center only the products which are in relatively high demand from customers in the region serviced by that distribution center. At the same time we offer our customers a program by which we ship products that are not available at the Company’s distribution center closest to the customer from the next closest of the Company’s distribution centers which stock those products. This program reduces back-orders that could adversely affect service levels to our customers and, at the same time, reduces our costs because it eliminates the need to stock duplicative products at all of our warehouses.

Arrangements with Manufacturers

General. The products which we supply or distribute are purchased from more than 300 different manufacturers. As is typical in the industry, in most instances we acquire those products on a purchase order basis, including from the manufacturers that produce proprietary products for us. As a result, short-term inventory shortages can occur. We sometimes choose to carry only a single manufacturer’s products for certain of the brand-name product lines that we sell, although comparable products usually are available from multiple sources. In addition, generally we obtain each of our proprietary products from a single source manufacturer.

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

Our increased purchases of foreign sourced products subjects us to foreign currency risks that could reduce the margin advantage we would otherwise be able to realize on the sales of those products to our customers in United States. See “RISK FACTORS — Our financial performance can be adversely affected by currency fluctuations associated with our operations in Canada and our increased reliance on foreign product suppliers.”

The following table identifies the product manufacturers that accounted for 5% or more of our total product purchases, and the respective percentages of our total product purchases accounted for by each of them, in each of 2014, 2013 and 2012:

	2014	2013	2012
Airexcel, Inc.	23%	25%	22%
Zhejiang Xingyu Industry & Trade Co., Ltd.	*	*	6%

*	Less than 5%.

Airexcel, Inc. has manufactured and supplied us with Coleman® brand RV air conditioners for more than the past 15 years under a long-term supply agreement with us. Zhejiang Xingyu Industry & Trade Co., Ltd. (“Zhejiang”) manufactures and since 2010 has been supplying us with portable generators, which we market and sell under our own “Powerhouse” brand name. No other product manufacturers accounted for as much as 5% of our product purchases in 2014, 2013 or 2012.

Product Warranties and Product Liability Insurance. We generally do not independently warrant the products that we distribute and sell. Instead, product manufacturers generally warrant the products they sell to us and allow us to return defective products for credit or replacement, including those that have been returned to us by our customers. However, we do sell portable generators under a product supply arrangement with the manufacturer which provides for us to share the costs of providing warranty services for these products. The warranty period is 24 months following the sale of a generator to the retail customer. At December 31, 2014 and 2013, our reserves for potential warranty claims with respect to those products totaled $762,000 and $737,000, respectively. However, there is no assurance that warranty claims in the future will not exceed these amounts. See “MANAGEMENT’S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS — Critical Accounting Policies — Warranty Costs” in Item 7 of this report below.

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

Seasonality

Sales of RV parts, supplies and accessories are seasonal. Generally, we have significantly higher sales during the six-month period from March through August than we do during the remainder of the year when winter weather conditions result in reductions in purchases and in the usage of RVs and, therefore, also in the demand for the products we sell. Because a substantial portion of our expenses are fixed, operating income declines and we sometimes incur losses and must rely more heavily on borrowings to fund our operations in the winter months when sales are lower.

Employees

At December 31, 2014, we had approximately 280 full-time employees, which include 60 employees in Canada. During the peak summer months, we also employ part-time workers at our regional distribution and warehouse centers. None of our employees is represented by a labor union and we believe that relations with our employees are good.

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

Statements contained in this Annual Report on Form 10-K that are not historical facts or that discuss our expectations, beliefs or views regarding our future operations or financial performance or our future financial condition, or trends in our business or markets, constitute “forward-looking statements.” Forward-looking statements are not statements of fact. Instead they discuss our expectations, beliefs and views about our future financial performance or future financial condition, or regarding financial or market trends that may affect our future operating results. The forward looking statements in this Report are necessarily based on current information available to us, and our business is subject to a number of risks, market conditions and uncertainties that could cause our actual financial performance or financial condition in future periods to differ, possibly significantly, from our current expectations and beliefs and the estimates that are set forth in those forward looking statements. Set forth below is a discussion of those risks and uncertainties. However, readers of this Report are cautioned that it is not possible to predict all of the events or circumstances that might occur which may adversely affect our financial performance or operating results in the future and, therefore, there may be other risks to which our business is subject that are not addressed below.

Our business and financial performance are affected by economic conditions that affect consumers.

Our sales are affected directly by the level of purchases and the usage by consumers of RVs which, in turn, are dependent on the ability and willingness of consumers to spend money to make purchases of and to use their RVs. As a result, our sales are affected primarily by (i) the discretionary income that consumers have available to spend, (ii) their confidence about economic conditions which determines their willingness to spend their discretionary income, (iii) the availability of and the interest rates payable on the borrowings, including credit card debt, on which consumers generally rely to finance their purchases of and the costs of using RVs, and (iv) the availability and prices of gasoline, which affect the ability and cost of using their RVs. As a result, our sales and earnings in the past have been, and our future sales and earnings can be, adversely affected by the following conditions:

•	Economic downturns and recessions and high rates of unemployment, which result in declines in discretionary income available to consumers and a loss of confidence among consumers about economic conditions and their own economic well-being and security, which cause them to reduce their purchases and usage of RVs;

•	A tightening in the availability and increases in the costs of borrowing and consumer credit on which consumers rely to supplement their own funds when purchasing new and used RVs and paying to maintain and purchase supplies and accessories for their RVs; and

•	Increases in the prices and shortages in the supply of gasoline, which increase the costs and sometimes even the ability and, therefore, the willingness of consumers to purchase and use RVs.

The recent economic recession and credit crisis could have longer term adverse consequences for our business and future financial performance.

The recent economic recession and credit crisis led to closures and bankruptcies of many RV dealers, as well as a number of well-known RV manufacturers, which has resulted in reductions in the number of RV dealers and supply stores and in the overall size of the RV market. Also, owners of RVs have been increasing their purchases of RV parts, supplies and accessories from lower-cost sellers, such as mass merchandisers and web-based retailers, resulting in reductions in sales by independent dealers, supply stores and service centers that comprise our Aftermarket Customers, causing them to reduce their purchases of the products we sell. We also do not know and cannot predict whether or the extent to which consumers will increase their discretionary spending after economic conditions improve and, therefore, whether or not sales and usage of RVs will recover to their pre-recession levels. If they do not, our market share, sales revenue and product pricing and, therefore, our future financial performance could be adversely affected.

Volatility of gasoline prices could affect our sales and future financial performance.

Increases in the costs of and shortages in supplies of gasoline can lead consumers to reduce their usage of, and may discourage some consumers from purchasing, RVs which, in turn, would result in decreases in their purchases of the products we sell. In particular, during the last few years there has been increased volatility in the prices of gasoline due to concerns about the supplies available to or within the United States, due to (i) the growth in demand and competition for oil and gasoline from emerging and high growth economies, such as China and India, (ii) conflicts and political unrest in the middle east and elsewhere that could adversely affect the supply of oil to the United States, and (iii) natural and human-made disasters, such as the gulf oil spill. It is also difficult to predict whether uncertainties regarding and increases in gasoline prices will have short or longer term effects on the purchases and usage by consumers of RVs. In addition, these conditions and uncertainties may increase cyclical swings and make it more difficult to predict our future operating results.

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

In order to increase our sales and reduce our costs of sales and, thereby increase our profitability, we have introduced into the RV market an increasing number of products that have been designed by or for us and which are manufactured and sold to us, generally on an exclusive basis, by a number of different manufacturers. More recently, we have begun sourcing and purchasing, from overseas suppliers, and marketing and selling a number of new products, such as portable generators, into new markets such as the outdoor power equipment market. We have only limited experience in marketing and selling such products, and there is no assurance that these products will gain acceptance among customers in those markets. We also encounter considerable competition from companies that manufacture or sell competing products in those same markets. Many of those companies are larger, more established and better known and have greater financial and marketing resources than we have. Also, we have greater responsibilities for quality control and in marketing and providing warranty protection and service for these products, as compared to the products we source from traditional suppliers for resale in the RV market. There is no assurance that we will be successful in marketing and selling our proprietary products, and the costs we incur in doing so may reduce our earnings or possibly even cause us to incur losses and we could encounter liabilities for possible warranty claims or patent infringement claims as a result of our sales of such products.

Moreover, we may experience unexpected engineering or design flaws in connection with new proprietary products that we may introduce into the market, which could lead to a recall of the products, or substantial increases in warranty claims, in which event we could incur substantial expenses that could adversely affect our results of operations.

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

As is the customary practice in our markets, in most instances we do not have long term supply contracts with our product suppliers. As a result, product suppliers are free to change the terms on which they sell us products or to discontinue supplying us with products altogether, because they may choose to distribute their products directly to aftermarket dealers or retailers or because they might choose to establish exclusive supply relationships with other distributors. Additionally, manufacturers of new RVs may choose to incorporate optional equipment on their RVs at the time of manufacture that, historically, was sold to their dealers by distributors such as the Company. Any of these occurrences could result in increased competition in our markets or could reduce the number of products we are able to offer our customers, which could cause our sales to decline and could result in lower margins and in reduced earnings.

Our financial performance and cash flows can be adversely affected by currency fluctuations associated with our operations in Canada and our increased reliance on foreign product suppliers.

Currency Risks Associated with our Canadian Operations. Our wholly-owned Canadian subsidiary accounted for more than 22% of our net sales in 2014. That subsidiary purchases a substantial portion of the products it sells from manufacturers in the United States and pays for those products in U.S. dollars, but sells those products to its customers in Canadian dollars. In the event the Canadian dollar weakens in relation to the U.S. dollar, the costs of those products to our Canadian subsidiary would increase, thereby increasing its costs of sales, unless it is able to pass the higher costs on to its customers by raising its prices without adversely affecting its sales volume. If our Canadian subsidiary is unable to pass the higher costs on to its customers, our gross profits, operating income and cash flows would decline during any periods when there are declines in the value of the Canadian dollar in relation to the U.S. dollar.

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

Product Liability Risks. Although we do not manufacture any of the products we sell, it is not uncommon for us to be named as an additional defendant in product liability lawsuits brought against manufacturers of those products. To protect ourselves from liability, we have been able in many instances to obtain indemnification agreements from these manufacturers or to be named as additional insureds under their product liability insurance policies. Nevertheless, we also maintain our own product liability insurance. We also conduct quality control testing, at our own product testing laboratories in the United States, of many of the proprietary products that we sell. However, although we have never incurred any material product liabilities in excess of the insurance coverage that we have obtained under policies of insurance maintained either by product manufacturers or by us, there is no assurance that we will not incur, in the future, product liabilities in amounts that materially exceed the insurance coverage and indemnification protections that we have and which, as a result, could adversely affect our results of operations or financial condition. Moreover, the risks of incurring liabilities for product defects has increased as a result of our proprietary products strategy, because many of the suppliers of those products are located overseas, making us a more attractive target for product liability claims.

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

We face significant competition in each of our markets which can adversely affect our sales, profit margins and operating results. In our RV products market we face competition not only from other wholesale distributors, but also from mass merchandisers, web retailers, catalog houses and national and regional retail chains that sell RV parts, supplies and accessories. Moreover, due to their size and financial resources, some of those mass merchandisers and national or regional chains are able to purchase such products directly from manufacturers at prices comparable to the prices at which we are able to purchase such products from those same or competing manufacturers. As a result, some of those mass merchandisers and national chains are able to pass some of the resulting cost savings to their customers by reducing the prices at which they sell such products. The mass merchandisers, web retailers, and national and regional chains also compete directly with the RV dealers, supply stores and service centers that purchase products from us. Therefore, the pricing decisions of and the breadth of the products sold by, mass merchandisers and national chains can affect both the volume of our sales and the prices we are able to charge our customers for the same or competing products. Additionally, price competition, particularly from mass merchandisers and national chains, has been increasing as they seek to increase their market shares. Moreover, we could encounter additional price competition as a result of a recent merger of two wholesale distributors of RV accessories, parts and supplies with which we compete nationally.

As a result, in order to remain competitive it could become necessary for us to reduce our prices, including the prices at which we sell our proprietary and Coast branded products to our Aftermarket Customers, in which event we could lose the price and margin advantages that we have gained from the sale of those products which could result in reductions in our gross profits and gross margin. Moreover, we face stiff competition in the sale of portable power generators and other products in the outdoor power equipment market from manufacturers and suppliers of competing products, many of which are larger, have greater marketing and capital resources and are better-known in that market. Such competition could require us to reduce our prices for or could prevent us from increasing our sales of those products and could cause us to incur losses as a result of our efforts to sell products in markets other than the RV market.

Risk that our deferred tax asset may not be fully realized.

We have recorded, on our balance sheet, a “deferred tax asset” which consists of tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that are available to reduce income taxes that we would otherwise have to pay on the taxable income that we generate in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire at various dates in the future if not used to offset income taxes by such dates. Accordingly, our ability to fully use this deferred tax asset to reduce our taxes in the future depends on the amount of taxable income that we are able to generate prior to such expiration dates. If we determine that it is no longer more likely, than not, that we will be able to fully utilize the deferred tax asset, we would be required to establish (or increase any existing) valuation allowance to reduce the recorded amount of the deferred tax asset on our balance sheet to the amount of the tax benefits we believe we will be able to use prior to their expiration dates. Such an allowance is established or increased by a non-cash operating charge that would increase the provision for income taxes or reduce any income tax benefit in the fiscal period in which that valuation allowance is established or increased. At December 31, 2014, we had a valuation allowance in the amount of nearly $1.4 million which reduced the carrying value of our net deferred tax asset to $3.2 million at December 31, 2014. There is no assurance, however, that we will be able to fully utilize this deferred tax asset as that will depend on our future operating results.

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

The market price of our common stock may be subject to significant fluctuations in response to our operating results, our ability to meet market expectations and other factors. Fluctuations in the market price of our common stock may also result from trading characteristics that prevail in the market for our common stock, including low trading volumes, trading volume fluctuations and other similar factors. These market fluctuations, as well as downturns in the economy or in consumer confidence or increases in unemployment may adversely affect the market prices and the liquidity of our common stock. As a result, we cannot provide any assurances that the market prices of our common stock will not fluctuate or decline significantly in the future or that there will be sufficient liquidity in the market for our shares that would enable shareholders to sell shares at the times or in the quantities they desire.

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

Reliance on our information technology systems exposes us to potential risks such as interruptions due to natural disasters, such as earthquakes or fires, unplanned data center and system outages, cyber attacks, hacking or fraud perpetrated by malicious individuals and other causes.

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

Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on forward-looking statements contained in this Report, which speak only as of the date of this Annual Report. We also disclaim any obligation to update forward-looking information contained in this Report, whether as a result of new information, future events or otherwise, except as may otherwise be required by applicable law or the rules of the NYSE MKT.

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

	Square Footage	Lease Expiation Dates
United States:
Wilsonville, Oregon	46,700	December 31, 2016
Visalia, California	230,300	December 31, 2016
Fort Worth, Texas	42,500	October 31, 2016
San Antonio, Texas	27,300	October 31, 2015
Denver, Colorado	50,000	January 31, 2016
Elkhart, Indiana	109,700	January 31, 2017
Lancaster, Pennsylvania	35,500	December 31, 2016
Atlanta, Georgia	44,000	November 30, 2019
Tampa, Florida	22,300	June 30, 2018
Mesa, Arizona	20,700	October 31, 2017
Salt Lake City, Utah	30,400	October 31, 2016
Johnstown, New York	26,800	December 31, 2017
Eau Claire, Wisconsin	17,300	January 31, 2017
Canada:
St. Bruno, Quebec	59,600	December 31, 2021
Orillia, Ontario	36,500	November 30, 2016
Calgary, Alberta	41,200	January 31, 2016
Langley, British Columbia	22,800	December 31, 2016

As indicated in the above table, three of the warehouse and distribution center leases are scheduled to expire within the next 12 to 18 months. While we currently expect to renew those leases, we could decide, instead, either to relocate or close any of these distribution centers.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Positions with Company
James Musbach	64	President, Chief Executive Officer and a Director
Thomas R. McGuire	71	Chairman of the Board of Directors
Sandra A. Knell	57	Executive Vice President, Chief Financial Officer and Secretary
David A. Berger	60	Executive Vice President — Operations
Dennis A. Castagnola	67	Executive Vice President — Proprietary Products

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

Our shares of common stock are listed and trade on the NYSE MKT under the trading symbol “CRV.”

The following table sets forth, for the calendar quarters indicated, the range of the high and low per share sales prices of our common stock as reported by the NYSE MKT.

	Sales Prices per Share
	High	Low
2014:
First Quarter	$3.82	$3.35
Second Quarter	3.64	3.04
Third Quarter	3.38	2.95
Fourth Quarter	3.37	2.96

2013:
First Quarter	$2.80	$1.90
Second Quarter	3.70	2.07
Third Quarter	4.37	3.05
Fourth Quarter	3.78	3.14

On March 13, 2015 the closing per share price of our common stock on the NYSE MKT was $3.48 and there were approximately 510 holders of record of the Company’s shares.

Dividend Policy

In November 2008, our Board of Directors decided to discontinue the payment of cash dividends in order to preserve cash for the Company’s operations in response to the economic recession and the credit crisis. In addition, our bank line of credit agreement contains restrictions on the payment by us of cash dividends. As a result, we have not paid cash dividends since before the change in policy and we do not expect to pay cash dividends at least for the foreseeable future.

Equity Compensation Plans

Certain information, as of December 31, 2014, with respect to our equity compensation plans is set forth in Item 12, in Part III, of this Report and is incorporated herein by this reference.

ITEM 6.	SELECTED FINANCIAL DATA

The selected operating data set forth below for the fiscal years ended December 31, 2014, 2013, and 2012, and the selected balance sheet data at December 31, 2014 and 2013, are derived from the Company’s audited consolidated financial statements included elsewhere in this Report and should be read in conjunction with those financial statements and the notes thereto and “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” set forth in Item 7 of this Report. The selected operating data for the fiscal years ended December 31, 2011 and 2010, and the selected balance sheet data at December 31, 2012, 2011 and 2010, are derived from the Company’s audited consolidated financial statements which are not included in this Report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Operating Data:
Net sales	$118,799	$113,938	$113,521	$108,195	$108,600
Cost of sales (including distribution costs)(1)	97,686	93,796	96,219	90,166	88,985

Gross profit	21,113	20,142	17,302	18,029	19,615
Selling, general and administrative expenses	21,034	20,080	19,435	18,573	18,330

Operating income (loss)	79	62	(2,133)	(544)	1,285
Equity in net earnings of unconsolidated affiliates	87	65	160	35	57
Other expense, net
Interest expense, net	(578)	(567)	(552)	(540)	(579)
Other, net	(63)	(54)	(70)	(92)	(194)

	(641)	(621)	(622)	(632)	(773)

Earnings (loss) before income taxes	(475)	(494)	(2,595)	(1,141)	569

Income tax provision (benefit)	48	143	(581)	(255)	417

Net earnings (loss)	$(523)	$(637)	$(2,014)	$(886)	$152

Net earnings (loss) per diluted share(2)	$(0.11)	$(0.14)	$(0.44)	$(0.20)	$0.03

Shares used in computation of net earnings (loss) per share	4,906	4,691	4,597	4,535	4,574

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Balance Sheet Data:
Working capital	$34,654	$33,144	$35,718	$37,044	$36,757
Total assets	49,767	46,244	49,659	47,736	47,782
Long-term obligations(3)	11,681	9,299	10,933	10,895	10,113
Stockholders’ equity	27,145	28,040	29,073	30,224	31,038
Book value per share(4)	$5.53	$5.98	$6.32	$6.66	$6.79

(1)	Distribution costs consist primarily of warehouse rent, labor and supply costs and product shipping costs.
(2)	See Note I to the Company’s consolidated financial statements included in Item 8 of this report.
(3)	Exclusive of the current portion of long-term obligations. For additional information regarding our long-term obligations, see Note C to the Company’s consolidated financial statements included in Item 8 of this report.
(4)	Based on the weighted average number of shares used in the computation of net earnings (loss) per share. See Note I to the Company’s consolidated financial statements included in Item 8 of this report.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors Generally Affecting Sales of RV Products

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

Overview of Fiscal 2014 Operating Results

The following table provides information comparing our fiscal 2014 results of operations to our fiscal 2013 results of operations. Dollars are in thousands, except per share data.

	Year Ended December 31,
			Increase/(Decrease) 2014 vs. 2013
	2014	2013	Amount	Percent
Net sales	$118,799	$113,938	$4,861	4.3%
Cost of sales(1)	97,686	93,796	3,890	4.1%
Gross profit	21,113	20,142	971	4.8%
SG&A expenses	21,034	20,080	954	4.8%
Operating income (loss)	79	62	17	27.4%
Interest expense	578	567	11	1.9%
Loss before income taxes	(475)	(494)	(19)	(3.8)%
Income tax provision (benefit)	48	143	(95)	(66.4)%
Net loss	(523)	(637)	(114)	(17.9)%
Net loss per share-diluted	$(0.11)	$(0.14)	$(0.03)	(21.4)%

(1)	Inclusive of distribution costs.

As indicated by the above table, we achieved an increase of $4.9 million, or 4.3%, in net sales in 2014 as compared to 2013, as net sales in the United States increased by $5.2 million, or 5.9%, in 2014, partially offset by a decline of $0.3 million in net sales in Canada. The increase in our net sales in the United States in 2014 was due to a number of factors, including an increase in the number of our customers participating in marketing programs that we initiated during 2014, an increase in the usage by consumers of RVs, and consolidation in our industry that enabled us to attract new customers.

The increase in net sales in 2014 contributed to an increase in gross profits. However, much of that increase was offset by a nearly $1.0 million, or 4.8%, increase in selling, general and administrative expenses, primarily as a result of which we recorded a net loss of $0.5 million, or $0.11 per diluted share, in 2014. However, as indicated in the above table, we were able to decrease the net loss in 2014 by approximately 18% from the net loss incurred in 2013.

Outlook for 2015

We monitor conditions in the RV market based on, among other information, monthly data regarding the volume and mix of new RVs shipped by RV manufacturers to dealers, as reported by the Recreation Vehicle Industry Association (“RVIA”). RIVA is projecting that shipments of towable and motorized RVs by manufacturers to RV dealers will increase by 0.8% and 5.1%, respectively, to approximately 315,200 and 46,200 units, respectively, in 2015, as compared to RV shipments in 2014. If those projections prove to be correct, manufacturers’ shipments in 2015 will represent highest number of RV shipments by manufacturers in any year since record levels were achieved in 2006. According to the RIVA, these projections are based on a number of factors, including rising consumer confidence, rising home and stock values, improved credit availability and prospects for continued gains in jobs and disposable income. In addition, a positive longer-term outlook for the RV business is supported by an increase in the number of retirees who, historically, have accounted for the majority of RV sales.

We believe that the factors on which RVIA based its forecast of increased RV shipments in 2015, such as improving economic conditions and increases in consumer confidence and disposable income, will lead to increases in purchases and in the usage of RVs by consumers which, in turn, usually result in increases in their purchases of the products we sell. For that reason, we also believe that our sales will increase and our gross margins will improve in 2015. Our belief in this regard also is based on our sales in the first two months of 2015, which are significantly higher than in the same period of 2014. However, it is too early in the year for us to predict, with any degree of accuracy, whether these favorable market conditions will continue throughout 2015. Moreover, even if our sales and gross margin increase in 2015, there can be no assurance that we will be able to meaningfully increase our earnings in 2015, because our profitability also is dependent on a number of factors and circumstances, such as the strength of the economic recovery, the movement of interest rates, which are expected to increase, and fluctuations in in foreign exchange rates, over which we have no control. See “RISK FACTORS” in Item 1A of this Report.

Critical Accounting Policies and Use of Estimates

General

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), we record most of our assets at the lower of cost or fair value. In the case of some of our assets, principally accounts receivable, inventories and deferred income taxes, we make adjustments to their cost or fair values to arrive at what we expect to be able to collect on outstanding accounts receivables, the amounts for which we expect to be able to sell our inventories and the amount of our deferred tax assets (which consists of available tax loss and credit carryforwards and tax deductions) that we will be able to use to reduce our taxes in the future. Those adjustments are made on the basis of a number of different factors, including the assumptions and judgments we make regarding economic and market conditions and trends and their impact on our financial performance. However, those assumptions and judgments are necessarily based on current information available to us. If those conditions or trends were to change in ways that we did not expect, then based on our assessment of how those changes will affect the prospects for realizing the values at which we had recorded these assets, pursuant to GAAP we may be required to adjust those carrying values downward for financial reporting purposes. Such downward adjustments are commonly referred to as “write-downs” of the assets affected by the changed conditions.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale distributor and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there were to be an economic downturn or a decline in sales, causing inventories of some products to accumulate, it could become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors for us. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserves or excess and obsolete inventory decreased to $1,395,000, and 4.3% of total inventories at December 31, 2014, from $1,454,000 and 5.2%, respectively, at December 31, 2013.

Deferred Tax Assets and Valuation Allowance. We record as “deferred tax assets” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce our income taxes in future periods. Under applicable federal and state income tax laws and regulations, in most cases, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax assets depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax assets in full on our balance sheet. If, on the other hand, we conclude that it has become more likely, than not, that we will be unable to utilize those tax benefits in their entirety to reduce future taxes prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax assets on our balance sheet to the amount that we believe we are likely to be able to utilize. Such a reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would be recorded in our statement of operations. The aggregate amount of our net deferred tax assets was approximately $3.2 million at December 31, 2014 and $3.1 million at December 31, 2013.

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

Stock-Based Compensation Expense. We account for stock-based compensation expense in accordance with ASC 718, Stock Compensation, which requires us to recognize the fair value of the compensation paid in stock or other equity awards as an expense in the calculation of our net earnings or loss. We recognize stock-based compensation expense over the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity award. However, if the vesting of any equity award is conditioned on the achievement of a financial performance goal, we do not recognize stock-based compensation expense unless, and until the fiscal period during which, we have concluded that achievement of the performance goal has become probable. If, however, due to subsequent events or circumstances, the performance goal is not ultimately achieved, then the previously recognized stock-based compensation expense would be reversed. Stock options issued in lieu of cash to non-employees, such as directors, for services performed for us are recorded at the fair value of the options at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the years ended December 31, 2014, 2013, and 2012 totaled $266,000, $302,000, and $456,000, respectively.

Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in almost all cases, the manufacturers of the products that we distribute warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months following the retail sale of these products to the consumer. We established reserves for warranty claims with respect to these products of $762,000 and $737,000 at December 31, 2014 and 2013, respectively. Those amounts were determined on the basis of a number of factors, including the volume of our sales of those products and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which those assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

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

Results of Operations

The following table sets forth certain financial data, expressed as percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.2	82.3	84.8
Gross profit	17.8	17.7	15.2
SG&A expenses	17.7	17.6	17.1
Operating income (loss)	0.1	0.1	(1.9)
Interest expense	(0.5)	(0.5)	(0.5)
Loss before taxes	(0.4)	(0.4)	(2.3)
Income tax provision (benefit)	0.0	0.1	(0.5)
Net loss	(0.4)%	(0.6)%	(1.8)%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth certain information regarding the changes in our net sales in fiscal 2014 and 2013, in each case as compared to the immediately preceding year. Dollars in the table are in thousands.

2014	2013	% Change 2014 vs. 2013	2012	% Change 2013 vs. 2012
$118,799	$113,938	4.3%	$113,521	0.4%

2014 vs. 2013. Our sales in the United States increased by $5,182,000, or 5.9%, while our sales in Canada declined by $321,000, or 1.2%, in 2014 as compared to 2013. The increase in our sales in the United States in 2014 was achieved notwithstanding unusually cold spring and summer weather in the Midwest, Northeast and Southeast of the United States during the first half of the year. In the fourth quarter of 2014, our sales in the United States increased by 13.3% and our sales in Canada increased by 8.6%, both as compared to the same period in 2013. The respective increases in our sales in the United States and Canada in the fourth quarter of 2014 were primarily attributable to: (i) increases in the number of our customers that are participating in marketing programs that we initiated during 2014, (ii) the positive impact on our sales of a cumulative increase in the number of RVs sold during the last few years, and (iii) recent consolidation in our industry, which has enabled us to increase our sales to some of our existing customers and to attract new customers.

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

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Gross profit	$21,113	$20,142	$17,302
Gross margin	17.8%	17.7%	15.2%

2014 vs. 2013. The increase in our gross profit was largely attributable to our increase in net sales. Our gross margin in 2014 was negatively impacted by the severance costs incurred in connection with the closing, during 2014, of an import and quality control facility we had maintained in Taiwan, but which we no longer needed for our operations in Asia.

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

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of selling and marketing costs, administrative labor and other administrative expenses, professional fees, insurance and the provision made for uncollectible accounts. The majority of our corporate overhead costs are incurred in the United States. A portion of those costs are allocated to our foreign subsidiaries to the extent that they directly benefit from those expenses.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
SG&A expenses	$21,034	$20,080	$19,435
As a percentage of net sales	17.7%	17.6%	17.1%

2014 vs. 2013. As a percentage of net sales, our SG&A expenses were substantially unchanged as compared to 2013. The $954,000 increase in SG&A expenses in 2014 was due primarily to increased sales commissions resulting from the increase in our net sales in 2014, the hiring of additional sales personnel in order to grow our sales and increases in professional fees and marketing costs.

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

Operating Income (Loss)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Operating income (loss)	$79	$62	$(2,133)
As a percentage of net sales	0.1%	0.1%	(1.9)%

2014 vs. 2013. In 2014, the increases in our net sales and gross profits offset the increase in SG&A expenses. As a result, our operating income was substantially unchanged in 2014 as compared to 2013.

2013 vs. 2012. The $2.2 million swing to $62,000 of operating income in 2013 from an operating loss of $2.1 million in 2012, was the result of the increase, described above, in our gross profit in 2013.

Other Expense, Net

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Other Expense, Net
Interest expense, net	$578	$567	$552
Other expense, net	63	54	70

Total	$641	$621	$622

As a percentage of net sales	0.5%	0.5%	0.5%

Other expense consists of the interest expense that we incur on borrowings and, to a much lesser extent, foreign currency gains or losses and gains or losses on disposal of assets.

Income Tax Provision (Benefit)

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income tax provision (benefit)	$48	$143	$(581)
Effective tax rate	N/A	N/A	22.4%

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to the sum of 85% of the value of our eligible accounts receivable and 55% of the value of our eligible inventory. Our borrowing base under our revolving credit line was $17,038,000 at December 31, 2014 as compared to $13,800,000 at December 31, 2013. Interest on our credit line borrowings in 2014 was paid at a rate equal to the bank’s prime rate (3.25% at December 31, 2014) plus 1.75% or at our option but subject to certain limitations, the bank’s LIBOR rate (0.25% at December 31, 2014) plus 3.25%. At March 13, 2015, outstanding borrowings under the revolving credit facility totaled $18,390,000.

Effective November 13, 2014, the Company and the bank entered into the 19th Amendment to the credit line agreement (the “19th Amendment”), primarily to enable the Company to finance increases in inventories in fiscal 2015. To accomplish that purpose, that Amendment increased the maximum borrowings that are available to us under the credit line in calendar 2015 to amounts up to (i) $27 million during the months of February and July 2015, (ii) $30 million during the months of March, April and May 2015: and (iii) $29 million during the month of June 2015, but in no event more than the sum of 50% to 55% of the value of the Company’s eligible inventories plus 85% of the value of its eligible accounts receivable. On the other hand, the maximum amount of borrowings that will be available to us under the credit line for the months of January, August, September, October, November and December 2015 will remain unchanged at $25 million, when, due to the seasonality of our business, customer orders usually decline. The bank has the right to increase or decrease these amounts, but only in the exercise of its good faith and reasonable business judgment.

As of December 31, 2014, we were in compliance with all of our financial and other covenants under our bank line of credit agreement. Also, the bank has extended the measurement date of a fixed charge coverage covenant to March 31, 2015. That covenant will require us to achieve a fixed charge coverage ratio of at least 1.1-to-1.0 for rolling 12 month periods ending on the last day of each fiscal quarter, commencing with the quarter that will end on March 31, 2015. The bank also has reduced the maximum amount of credit line borrowings that is available to us by $1 million until we meet that covenant.

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

Cash Provided by (Used in) Operations in 2014, 2013 and 2012. In 2014, we used cash from operations of $3.2 million, primarily to fund a $4.6 million increase in inventory, a $0.8 million increase in accounts receivable and a net loss of $0.5 million, partially offset by increases of $1.6 million in accounts payable, a $0.4 million increase in accrued liabilities and non-cash expenses of $0.8 million.

In 2013, our operations generated cash of $3.0 million, comprised of a $2.8 million reduction in inventory, a $0.9 million reduction in prepaid expenses and an income tax receivable and $0.9 million in non-cash expenses, partially offset by the use of $0.9 million of cash to reduce accounts payable.

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

Cash Flows Used in Investing Activities in 2014, 2013 and 2012. We used $0.3 million of cash in 2014 and $0.5 million in cash in each of 2013 and 2012 for investing activities, principally to fund purchases of other assets and capital expenditures, primarily for warehouse, office, and computer equipment.

Cash (Used in) Provided by Financing Activities in 2014, 2013 and 2012. Cash provided by financing activities consists primarily of cash from our revolving credit line borrowings and cash used in financing activities consists primarily of repayments of such borrowings. In 2014, our net borrowings exceeded our net repayments by $2.4 million. In 2013, we used cash to repay credit line borrowings in an amount that exceeded our credit line borrowings by $1.6 million. During 2012, our borrowings and repayments of long-term debt under our revolving bank line of credit substantially offset each other and as a result, financing activities provided cash of $28,000 in 2012.

Contractual Obligations

Lease Obligations. We lease our facilities and certain of our equipment under non-cancelable operating leases. In 2014, rent expense under all operating leases totaled approximately $3.7 million. The following table sets forth our future operating lease commitments (in thousands of dollars), as of December 31, 2014:

2015	$3,682
2016	3,125
2017	747
2018	500
2019	451
Thereafter	613

$9,118

Total and Maturity of Contractual Obligations. The following table sets forth the total and the maturities of our contractual obligations, in thousands of dollars, at December 31, 2014:

Contractual Obligations at December 31, 2014:	Total of Contractual Obligations	Less than One Year	More than One and less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations(1)	$11,681	$—	$11,681	$—	$—
Operating lease obligations	9,118	3,682	3,872	951	613

	$20,799	$3,682	$15,553	$951	$613

(1)	Consists of borrowings under our revolving bank credit facility, which matures in July 2017.

Our long-term debt obligations consist primarily of borrowings under our long-term revolving bank credit agreement. It is not possible to calculate future estimated interest payments on those borrowing predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “—Liquidity and Capital Resources — Working Capital Liquidity and Cash Flows” are the formulas that applied to the determination of the interest rates on those borrowings during 2014.

Dividend Policy and Dividend Payments. Since November 2008, the dividend policy of our Board of Directors has been and continues to be to preserve cash for operations, rather than to use cash to pay dividends. In addition, our bank credit line agreement contains restrictions on our payment of cash dividends. Moreover, we do not anticipate paying cash dividends at least for the foreseeable future.

Expected Uses and Sources of Funds

We expect to make capital expenditures in 2015 that we estimate will range from $300,000 to $500,000. We expect that these expenditures will be of a recurring nature, for such purposes as the replacement and upgrading of warehouse, computer or office equipment in the ordinary course of our business.

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

We will continue to explore opportunities to increase our sales and our market share and to improve our profit margins by, among other things, establishing new product supply relationships that we believe will enable us to increase the products that we source from lower cost, but high quality, overseas suppliers, including product suppliers in Asia, and to invest in tooling needed for such products. As a result, we may have occasion in the future to use internally generated funds or bank borrowings for these purposes. There is no assurance, however, that bank borrowings will be available to us for these purposes.

Seasonality and Inflation

Seasonality. We generate significantly higher sales during the six-month period from March through August, when usage of RVs is at its peak, than we do during the remainder of the year when weather conditions are not optimal for outdoor activities. Because a substantial portion our expenses are fixed, operating income declines and we may incur losses, and must rely to a greater extent on borrowings to fund operating requirements, during the period from September through February when our sales and, therefore, our internally generated cash flows, are lower than in the spring and summer months.

The following tables present unaudited quarterly financial information for each of the fiscal years ended December 31, 2014 and 2013. This information has been prepared by us on a basis consistent with our audited financial statements included elsewhere in this Report. The information includes all necessary adjustments, consisting only of normal recurring adjustments, that management considers necessary for a fair presentation of the unaudited quarterly operating results when read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report. These quarterly operating results are not necessarily indicative of results that may be expected in future periods.

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
Net sales	$24,855	$36,797	$34,821	$22,326
Gross profit	4,215	6,970	6,610	3,318
Net earnings (loss)	(738)	787	582	(1,154)
Net earnings (loss) per share — diluted	(0.15)	0.16	0.12	(0.23)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
Net sales	$25,397	$35,565	$33,101	$19,875
Gross profit	4,202	7,138	6,099	2,703
Net earnings (loss)	(939)	1,097	487	(1,282)
Net earnings (loss) per share — diluted	(0.20)	0.23	0.10	(0.27)

Inflation. Generally, we have been able to pass inflationary price increases on to our customers. However, inflation also may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases, or even the prospect of increases in the price or shortages in the supply of gasoline, can adversely affect the purchase and usage of RVs, which can result in a decline in the demand for our products.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of December 31, 2014, we had outstanding borrowings under our revolving bank line of credit of $11.7 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, to mitigate the risk of changes in value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of December 31, 2014 we held no foreign currency derivatives. We do not use derivatives or other financial instruments for trading or other speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of The Coast Distribution System, Inc.

We have audited the accompanying consolidated balance sheets of The Coast Distribution System, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a) (2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows in each of the years in the three year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BURR PILGER MAYER, INC.
Burr Pilger Mayer, Inc.
E. Palo Alto, California
March 31, 2015

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	As of December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$447	$2,140
Accounts receivable (less allowance for doubtful accounts of $225 in 2014 and $278 in 2013)	10,849	10,070
Inventories	32,151	27,532
Deferred tax assets, net	1,755	1,849
Prepaid expenses and other current assets	393	458

Total current assets	45,595	42,049
Property and equipment, net	1,126	1,248
Other assets	3,046	2,947

	$49,767	$46,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,795	$5,196
Accrued liabilities	4,146	3,709

Total current liabilities	10,941	8,905
Long-term obligations:
Line of credit	11,681	9,299

Total liabilities	22,622	18,204

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; authorized: 2,000,000 shares; none issued or outstanding	—	—
Common stock, $.001 par value; authorized: 10,000,000 shares; 5,207,180 and 5,045,897 issued as of December 31, 2014 and 2013, respectively	18,444	18,047
Accumulated other comprehensive earnings	458	1,227
Retained earnings	8,243	8,766

Total stockholders’ equity	27,145	28,040

	$49,767	$46,244

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Net sales	$118,799	$113,938	$113,521
Cost of sales (including distribution costs)	97,686	93,796	96,219

Gross profit	21,113	20,142	17,302
Selling, general and administrative expenses	21,034	20,080	19,435

Operating income (loss)	79	62	(2,133)
Equity in net earnings of unconsolidated affiliates	87	65	160
Other expense, net
Interest expense, net	(578)	(567)	(552)
Other, net	(63)	(54)	(70)

Loss before income taxes	(475)	(494)	(2,595)
Income tax provision (benefit)	48	143	(581)

Net loss	$(523)	$(637)	$(2,014)

Basic loss per share	$(0.11)	$(0.14)	$(0.44)

Diluted loss per share	$(0.11)	$(0.14)	$(0.44)

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net loss	$(523)	$(637)	$(2,014)
Other comprehensive (loss) earnings:
Foreign currency translation adjustment	(769)	(677)	417

Comprehensive loss	$(1,292)	$(1,314)	$(1,597)

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Accumulated Other Comprehensive Earnings (Loss)	Retained Earnings	Total
	Number of Shares	Amounts
Balance at January 1, 2012	4,781,597	$17,320	$1,487	$11,417	$30,224
Net loss for the year	—		—	(2,014)	(2,014)
Foreign currency translation adjustments	—	—	417	—	417
Issuance of common stock under employee option plans	3,334	3	—	—	3
Reduction in pool of windfall tax benefits	—	(13)	—	—	(13)
Issuance of restricted shares of common stock under equity incentive plan	147,500	—	—	—	—
Cancellation of restricted shares of common stock	(9,000)	—	—	—	—
Stock-based compensation	—	456	—	—	456

Balance at December 31, 2012	4,923,431	17,766	1,904	9,403	29,073
Net loss for the year	—		—	(637)	(637)
Foreign currency translation adjustments	—	—	(677)	—	(677)
Issuance of common stock under employee option plans	30,500	28	—	—	28
Issuance of restricted shares of common stock under equity incentive plan	167,500	—	—	—	—
Cancellation of restricted shares of common stock	(55,837)	—	—	—	—
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(19,697)	(49)	—	—	(49)
Stock-based compensation	—	302	—	—	302

Balance at December 31, 2013	5,045,897	18,047	1,227	8,766	28,040
Net loss for the year	—		—	(523)	(523)
Foreign currency translation adjustments	—	—	(769)	—	(769)
Issuance of common stock under employee option plans	142,248	162	—	—	162
Increase in pool of windfall tax benefits		98			98
Issuance of restricted shares of common stock under equity incentive plan	164,500	—	—	—	—
Cancellation of restricted shares of common stock	(110,672)	—	—	—	—
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(34,793)	(129)	—	—	(129)
Stock-based compensation	—	266	—	—	266

Balance at December 31, 2014	5,207,180	$18,444	$458	$8,243	$27,145

The accompanying notes are an integral part of these consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(523)	$(637)	$(2,014)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	547	566	652
Amortization	177	62	59
Loss from sale of property and equipment	6	6	35
Equity in net earnings of unconsolidated affiliates, net of distributions	(87)	(65)	(160)
Stock-based compensation expense	266	302	456
Deferred income taxes	(109)	59	(220)
Change in assets and liabilities:
Accounts receivable	(779)	(137)	967
Inventory	(4,619)	2,757	(4,437)
Prepaid expenses and other current assets	(87)	863	(449)
Accounts payable	1,599	(939)	2,741
Accrued liabilities	437	191	295

Net cash provided by (used in) operating activities	(3,172)	3,028	(2,075)

Cash flows from investing activities:
Proceeds from sale of property and equipment	4	12	23
Increase in other assets	(52)	(107)	(160)
Capital expenditures	(270)	(447)	(394)

Net cash used in investing activities	(318)	(542)	(531)

Cash flows from financing activities:
Borrowings under line-of credit agreements	143,915	120,909	124,949
Repayments under line-of credit agreements	(141,533)	(122,543)	(124,911)
Issuance of common stock under employee equity incentive plans	162	28	3
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(129)	(49)	—
Increase (reduction) in pool of windfall tax benefits	98	—	(13)

Net cash (used in) provided by financing activities	2,513	(1,655)	28
Effect of exchange rate changes on cash	(716)	(633)	340

Net increase (decrease) in cash and cash equivalents	(1,693)	198	(2,238)
Cash and cash equivalents beginning of year	2,140	1,942	4,180

Cash and cash equivalents end of year	$447	$2,140	$1,942

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest	$581	$578	$552
Income taxes	170	(337)	(164)

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

2. Inventories. All of our inventory consists of finished goods, which are comprised of replacement parts, supplies and accessories held for resale. Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or net realizable value. We regularly assess the appropriateness of the inventory valuations with particular attention to obsolete, slow-moving and non-saleable inventory. At December 31, 2014 and 2013, our reserves for excess and obsolete inventory were $1,395,000 and $1,454,000, respectively.

3. Property and Equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis. The estimated lives used in determining depreciation and amortization are:

Buildings and improvements	12 - 40 years
Warehouse and office equipment	5 - 7 years
Automobiles	3 - 5 years

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

5. Segment Reporting. We have one operating segment, which is the distribution of replacement parts, supplies and accessories principally for recreational vehicles. We distribute those products from 17 distribution centers located throughout the United States and Canada. No single customer accounted for 10% or more of our net sales in 2014, 2013 or 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

12. Earnings (Loss) per Share. Basic earnings (loss) per share for any period are computed using the weighted average number of common shares outstanding during that period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted loss per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of stock options and vested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

Options to purchase 101,000, 279,000 and 433,000 shares in 2014, 2013 and 2012, respectively, were excluded from the computation of diluted earnings (loss) per share because their inclusion in that computation would have been anti-dilutive. In addition, 268,985, 318,660 and 312,501 restricted shares were excluded from the computation of diluted loss per share in 2014, 2013 and 2012, respectively, because their inclusion in that computation would have been anti-dilutive.

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

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1:	Quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs that are not corroborated by market data

The following tables summarize the fair value measurements (in thousands of dollars) of our financial assets:

At December 31, 2014
	Total	Quoted Market prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents – Overnight Investments	$—	$—	$—

At December 31, 2013
	Total	Quoted Market prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash equivalents – Overnight Investments	$1,623	$—	$1,623

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no level 3 assets or liabilities at December 31, 2014 and 2013.

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

15. Stock-Based Compensation. We account for stock-based compensation in accordance with Accounting Standards Codification (“ASC”) 718, Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments to employees or directors as an expense in the calculation of net earnings (loss). We generally recognize stock-based compensation expense over the period in which the employee or director is required to provide service, which is generally over the vesting period of the individual equity instruments. However, if the vesting of an equity award is conditioned on the achievement of a financial or other performance goal, we do not recognize stock-based compensation expense unless and until we have concluded that achievement of the performance goal has become probable. If we have made such a determination, but the performance goal is not ultimately achieved, due to subsequent events or circumstances, then the previously recognized stock-based compensation expense would be reversed.

16. Warranty Costs. We generally do not independently warrant the products that we distribute. Instead, in most instances, the manufacturers warrant their products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and provides for us to share the costs of providing those services with the manufacturer. The warranty period is 24 months following the sale of the product to a retail customer. Accordingly, we maintain a reserve for warranty claims we may receive with respect to generators that have been sold to consumers. At December 31, 2014 and 2013, those warranty reserves totaled $762,000 and $737,000, respectively. We periodically increase the warranty reserve to replenish it after it has been reduced by warranty claims charged against it or to increase the reserve as a result of unanticipated increases in claims or material increases in the number of generators that we have sold. Those increases are effectuated by means of a provision for warranty claims which is recorded as a component of our costs of sales in our consolidated statements of operations and, as a result, increases in the warranty reserve can result in a reduction in our income for the period during which such provisions are made.

Although we do not maintain insurance for product warranty claims, we do maintain insurance to protect us against product liability claims relating to all of the products we distribute and sell, including the generator products.

17. Recent Accounting Pronouncements. With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2014 that we believe are of significance, or potential significance, to the Company based on our current operations.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, which clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts With Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment. The new standard will become effective for us beginning in the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE B: PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following at December 31:

	2014	2013
	(In thousands)
Warehouse equipment	$4,941	$5,197
Office equipment	5,190	5,246
Leasehold improvements	1,525	1,554
Automobiles	115	114

	11,771	12,111
Less accumulated depreciation and amortization	(10,645)	(10,863)

	$1,126	$1,248

Depreciation and amortization expense totaled $724,000, $628,000 and $711,000 in 2014, 2013 and 2012, respectively.

NOTE C: LONG-TERM OBLIGATIONS

Long-term obligations consist of the following at December 31:

	2014	2013
	(In thousands)
Secured notes payable to bank under line of credit due July 10, 2017	$11,681	$9,299

The secured notes payable to bank evidence borrowings under a revolving credit facility which permits us to borrow up to the lesser of (i) $25,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory. The Company’s borrowing base at December 31, 2014 was $17,000,000 as compared to $13,800,000, at December 31, 2013. Interest is payable at the bank’s prime rate (3.25% at December 31, 2014) plus 1.75% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.25% at December 31, 2014) plus 3.25%. As of December 31, 2014, we were in compliance with all of our financial and other covenants under our line of credit agreement. The credit facility is scheduled to mature at July 10, 2017.

Effective November 13, 2014, the Company and the bank entered into the 19th Amendment to the credit line agreement (the “19th Amendment”), primarily to enable the Company to finance increases in inventories in fiscal 2015. To accomplish that purpose, that Amendment increases the maximum borrowings that will be available to us under the credit line in calendar 2015 to amounts up to (i) $27 million during the months of February and July 2015, (ii) $30 million during the months of March, April and May 2015: and (iii) $29 million during the month of June 2015, but in no event more than the sum of 50% to 55% of the value of the Company’s eligible inventories plus 85% of the value of its eligible accounts receivable. On the other hand, the maximum amount of borrowings that will be available to us under the credit line for the months of January, August, September, October, November and December 2015 will remain unchanged at $25 million, when, due to the seasonality of our business, customer orders usually decline. The bank has the right to increase or decrease these amounts, but only in the exercise of its good faith and reasonable business judgment.

At March 13, 2015, outstanding borrowings under the revolving credit facility totaled $18,390,000. Our credit facility borrowings are secured by substantially all of our consolidated assets and rank senior in priority to any other indebtedness that the Company may incur.

NOTE D: COMMITMENTS AND CONTINGENCIES

Operating Leases. We lease our corporate offices, warehouse facilities, and some of our office equipment. These leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire at various dates over the next twelve years.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Minimum future rental commitments under non-cancelable operating leases as of December 31, 2014, in thousands of dollars, are as follows:

Year Ending December 31,
2015	$3,682
2016	3,125
2017	747
2018	500
2019	451
Thereafter	613

$9,118

Rent expense charged to operations amounted to $3,670,000 in 2014, $3,759,000 in 2013, and $3,938,000 in 2012.

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

The Previous Plans had provided that, if any options outstanding under any of those plans were to expire or otherwise terminate, rather than being exercised, or any unvested restricted shares were to be cancelled, the shares that had been subject to those options and such cancelled restricted shares would become available for the grant of new options or other equity incentives under those plans. However, the 2012 Plan provides, instead, that if any of those options expire or terminate for any reason or any of those unvested restricted shares are cancelled, then, the number of shares that will become available for grants or awards of equity incentives under the 2012 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previous Plans. Therefore, if any equity incentives that are outstanding under the Previous Plans expire, terminate or, subject to certain limitations, are reacquired by the Company, then a number of shares equal to the number of shares that had been subject to those equity incentives would become available for future grants under the 2012 Plan and those shares would cease to be available for future grants under the Previous Plans. As of December 31, 2014, 207,333 shares from the Previous Plans have been redistributed and made available for grant under the 2012 Plan.

As of December 31, 2014, 372,332 shares remained available for grant under the 2012 Plan.

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

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We used the following assumptions in estimating the fair value of the options issued in the periods indicated below:

	Year Ended December 31,
	2014	2013	2012
Expected volatility	56.7%	57.0%	59.0%
Risk free interest rate	2.39%	2.73%	1.64%
Expected dividend yields	N/A	N/A	N/A
Expected lives	10 yrs.	10 yrs.	10 yrs.

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

The following tables summarize stock option activity during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2014	279,000	$3.31
Granted	8,000	3.30
Exercised	(142,000)	1.14
Forfeited	(44,000)	5.72

Outstanding at December 31, 2014	101,000	5.31	4.0 years	$15,300

Exercisable at December 31, 2014	93,000	5.48	3.5 years	$15,300

Options vested and expected (as of December 31, 2014) to vest in the future	101,000	5.31	4.0 years	$15,300

	Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Values
Outstanding at January 1, 2013	433,000	$3.60
Granted	10,000	3.80
Exercised	(30,500)	0.94
Forfeited	(133,500)	4.84

Outstanding at December 31, 2013	279,000	3.31	2.5 years	$321,200

The aggregate intrinsic value in each of the tables above represents the total pre-tax intrinsic value (the aggregate difference between the closing price of the Company’s common stock on the American Stock Exchange on December 31, 2014 and 2013, respectively, and the exercise price for in-the-money options that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2014 and 2013, respectively). The total pre-tax intrinsic values of the options exercised during 2014 and 2013 were $350,000 and $75,000, respectively.

The weighted-average grant-date fair values of options granted during the years ended December 31, 2014 and 2013 were $3.23 and $2.77, respectively. The Company recognized stock-based compensation expense in the amount of $33,000, $24,000 and $16,000 for stock options in the years ended December 31, 2014, 2013 and 2012.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2014, the Company had no unrecognized compensation cost related to unvested options.

Set forth below is additional information with respect to the stock options that were outstanding under our equity incentive plans at December 31, 2014:

Range	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Options Exercisable	Weighted Average Exercise Price
$1.80 – $4.25	46,000	$3.14	7.2	38,000	$3.11
$4.90 – $9.80	55,000	7.12	1.3	55,000	7.12

$1.80 – $9.80	101,000	$5.31	4.0	93,000	$5.48

Restricted Shares. We began granting “service-contingent” restricted shares of common stock to some of our officers and other key management employees in 2010. The terms of those grants provided for those restricted shares to vest in equal annual installments over a three or four year service period following the respective dates of those awards, subject to the continued service with the Company of the recipients of such shares. In accordance with ASC 718 - compensation expense for such awards is based on the fair market value of those awards on their respective dates of grant and is recognized over those service periods. A total of 103,494 of those service-contingent restricted shares remained unvested at December 31, 2014. Since all of the holders of those remaining unvested restricted shares were still in the Company’s employ at December 30, 2014, we expect that all of those unvested restricted shares will vest over the remainder of their respective vesting periods. The Company recognized stock-based compensation expense in the amount of $233,000, $278,000 and $440,000 for “service-contingent” restricted shares in the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, unrecognized stock-based compensation cost attributable to service-contingent restricted shares totaled approximately $52,439 which, as of that date, was expected to be recognized over a weighted average period of approximately one year. The aggregate intrinsic value of these restricted shares, at December 31 2014, was $335,321.

In 2013 and 2014, our officers and other key management employees were granted performance-contingent restricted shares. These performance-contingent shares vest in three annual installments and are subject to the achievement by the Company of different financial performance goals applicable to those years. Stock-based compensation expense with respect to each one-third of those performance-contingent shares is recognized only if, and when we are able to determine that the Company’s achievement of the performance goal for the particular year has become probable. However, if any stock-based compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then that previously recognized stock-based compensation expense would be reversed. The Company has not recognized any stock-based compensation expense for performance-contingent restricted shares in the years ended December 31, 2014, 2013 and 2012. The Company did not achieve the financial performance goal for 2014. As a result, no stock-based compensation expense was recognized in respect of any of the performance-contingent shares in 2014, one-third of the performance-contingent restricted shares were cancelled, and the remaining 165,491 of these performance-contingent shares continued to be unvested as of December 31, 2014. We cannot predict, as of yet, whether any of those remaining performance contingent shares will become vested as that will depend on the Company’s results of operations in 2015 and 2016. At December 31, 2014, a total of 165,491 performance-contingent restricted shares were outstanding.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of restricted stock activity during the years ended December 31, 2014 and 2013 is presented below:

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2014	318,660	$3.27
Granted	164,500	3.66
Vested	(103,503)	3.44
Forfeited	(110,672)	3.31

Outstanding and unvested at end of year	268,985	$3.43

	Shares	Weighted Average Grant Date Fair Values
Outstanding at January 1, 2013	312,501	$3.39
Granted	167,500	2.96
Vested	(105,504)	3.29
Forfeited	(55,837)	2.96

Outstanding and unvested at end of year	318,660	$3.27

The intrinsic value of the 103,503 restricted shares that vested during the year ended December 31, 2014 was approximately $384,500. A total of 34,793 of those restricted shares were cancelled in satisfaction of a total of $129,000 of tax withholding obligations of holders of those restricted shares that arose as a result of the vesting of those shares.

At December 31, 2014, unrecognized stock-based compensation cost attributable to performance-contingent restricted shares totaled approximately $567,000 which, as of that date, was expected to be recognized over a weighted average period of approximately 0.8 years. All of the restricted shares outstanding at December 31, 2014 are expected to vest. The aggregate intrinsic value of the performance-contingent restricted shares, at December 31, 2014, was $536,200.

NOTE F: EMPLOYEE BENEFIT PLAN

We have established a profit sharing plan in which all full-time employees are eligible to participate beginning the first quarter following the completion of three months of employment with the Company or any of its subsidiaries. This plan allows participants to make pretax contributions and apply for and secure loans from their respective accounts. The plan permits the Company to make discretionary contributions to be determined annually by the Company’s Board of Directors or Compensation Committee. The Company did not make any contributions to the plan in 2014, 2013 or 2012.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE G: FOREIGN OPERATIONS

A summary of the Company’s operations by geographic area is presented below for the years ended December 31:

	2014	2013	2012
	(In thousands)
Net sales to external customers
United States	$92,686	$87,504	$85,374
Canada	26,113	26,434	28,147
Operating income (loss)
United States	$1,289	$1,085	$(459)
Canada	(1,195)	(1,122)	(1,607)
Other	(15)	99	(67)
Identifiable assets
United States	$40,819	$36,339	$38,341
Canada	8,703	9,554	11,009
Other	245	351	309

The Company has an equity investment in a corporation which conducts a business that is similar to the Company’s business, but in a much smaller scale, in Mexico. That investment, which is included in long-term assets on the Company’s consolidated balance sheet, totaled approximately $1,043,000 and $982,000 at December 31, 2014 and 2013, respectively. The results of operation of this corporation are included in equity in the net earnings of unconsolidated affiliates in the Company’s consolidated statements of operations.

NOTE H: INCOME TAXES

Pretax earnings (loss) for the years ended December 31, 2014, 2013 and 2012 were taxed in the following jurisdictions:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Domestic	$869	$648	$(807)
Foreign	(1,344)	(1,142)	(1,788)

	$(475)	$(494)	$(2,595)

The provision (benefit) for income taxes in each of 2014, 2013 and 2012 is summarized below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current
Federal	$74	$—	$—
State	79	90	61
Foreign	(14)	1	(409)

	139	91	(348)
Deferred
Federal	168	216	(171)
State	34	87	—
Foreign	(293)	(251)	(62)

	(91)	52	(233)

	$48	$143	$(581)

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred tax assets (liabilities) were comprised of the following at December 31:

	2014	2013
	(In thousands)
Deferred tax assets
Inventory	$1,112	$1,155
Bad debt provision	47	60
Property and equipment	81	95
Deferred credits	1,280	1,280
Loss carryforwards	1,203	1,031
Rent	121	148
Other	802	812

Gross deferred tax assets	4,646	4,581
Less valuation allowance(2)	(1,354)	(1,369)

	3,292	3,212

Deferred tax liabilities
Property and equipment	(79)	(84)
Unremitted earnings of foreign affiliates	(29)	(53)

Gross deferred tax liabilities	(108)	(137)

Net deferred tax assets(1)	$3,184	$3,075

(1)	$1,755,000 and $1,849,000 of the total deferred tax assets at December 31, 2014 and 2013 were included in current assets and $1,429,000 and $1,226,000 were included in other long-term assets at December 31, 2014 and 2013, respectively.
(2)	The deferred tax valuation allowance decreased by $15,000 during 2014 and $7,000 during 2013.

Set forth below is a reconciliation between actual tax expense (benefit) and expected tax expense (benefit) for the respective periods presented below:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Loss before income taxes	$(475)	$(494)	$(2,595)

Expected income tax expense at 34%	$(162)	$(168)	$(882)
Difference in rates on earnings of foreign operations	185	148	83
Stock-based compensation and other nondeductible expenses	43	33	27
State taxes and credits (net of federal benefit)	63	134	50
Change in valuation allowance	(15)	(7)	—
Unremitted earnings of foreign subsidiaries	(24)	(5)	(19)
Exclusion of earnings of foreign affiliates	(30)	(22)	(54)
Foreign dividend	—	—	192
Shortfall on vested restricted shares that exceed pool of windfall tax benefits	—	32
Intercompany profit elimination	(14)	—	—
Other	2	(2)	22

Income tax provision (benefit)	$48	$143	$(581)

Deferred income taxes have been provided on the undistributed earnings of certain foreign subsidiaries where it is contemplated that earnings will not be reinvested.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2014, the operating loss carryforwards available for federal, state and foreign income tax purposes were $963,000, $3,787,000 and $4,281,000, respectively. The earliest year during which any of the carryforwards begin to expire is 2016. At December 31, 2014, foreign tax credit carryforwards available for federal income tax purposes totaled $328,000, which expire in 2015. State targeted tax area credit carryforwards of $1,245,000 are available with no expiration dates.

It is our policy to classify interest and penalties as a component of tax expense. At December 31, 2014 we had $254,000 of unrecognized tax benefits, of which $19,000 impacted our effective tax rate. Interest and penalties totaled $133,000, which was accrued on the balance sheet at December 31, 2014.

The Company and its domestic subsidiaries file income tax returns in the US federal jurisdiction and in various state jurisdictions. The Company’s foreign subsidiaries file income tax returns in the respective jurisdictions in which they are based. With few exceptions, we are no longer subject to tax examinations by taxing authorities for years before 2008. We do not expect total unrecognized tax benefits to change significantly during the year ended December 31, 2014 due to the expiration of any statutes of limitations.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (in thousands):	2014	2013
Balance as of January 1,	$273	$263
Additions for tax positions related to the current year	3	10
Additions for tax positions related to prior years	15	—
Reductions for tax positions of prior years	(37)	—

Balance as of December 31,	$254	$273

NOTE I: LOSS PER SHARE

We calculate basic earnings (loss) per share (EPS) of our common stock for any period by dividing the Company’s net earnings (loss) by the weighted-average number of common shares outstanding for that period. The calculation of diluted EPS assumes the issuance of common stock for all potentially dilutive share equivalents outstanding. Outstanding stock options and restricted shares were not considered to be dilutive securities for the years ended December 31, 2014, 2013 and 2012. due to the net loss incurred by the Company in 2014, 2013 and 2012. Set forth below are the computations of basic and diluted loss per share for each of the following periods:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Numerator:
Net loss	$(523)	$(637)	$(2,014)

Denominator:
Weighted average shares outstanding	4,906	4,691	4,597
Dilutive effect of stock options and restricted shares	—	—	—

Denominator for diluted loss per share	4,906	4,691	4,597

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE J: ACCRUED LIABILITIES

Accrued liabilities consisted of the following (in thousands) at December 31:

	As of December 31,
	2014	2013
Payroll and related benefits	$937	$798
Rent	362	436
Income and other taxes	400	393
Warranty reserve	762	737
Customer rebates	1,041	794
Other	644	551

	$4,146	$3,709

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

Set forth in the table below is our accrued warranty expense (in thousands), which is included in accrued liabilities on the consolidated balance sheets:

	As of December 31,
	2014	2013
Accrued warranty balance as of January 1,	$737	$690
Warranty costs incurred	(965)	(1,193)
Provision for warranty claims	990	1,240

Accrued warranty balance as of December 31,	$762	$737

NOTE L: SIGNIFICANT CONCENTRATIONS

Our ability to satisfy demand for our products may be limited by the availability of those products from our suppliers. We purchase air conditioners from Airxcel, Inc. (“Airxcel”) and generators from Zhejiang Xingyu Industry and Trade Co., Ltd, (“Zhejiang”). Our purchases from Airxcel accounted for approximately 23%, 25%, and 22% of our total product purchases in 2014, 2013, and 2012, respectively. Our purchases from Zhejiang accounted for 6% of our total product purchases in 2012 ; however, those purchases accounted for less than 5% of our total product purchases in 2014 and 2013.

Concentration of Credit Risk. We maintain bank accounts with high quality financial institutions to minimize credit risk. However, our deposit balances may periodically exceed federal deposit insurance limits.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE M: QUARTERLY FINANCIAL DATA

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(Unaudited)
Net sales	$24,855	$36,797	$34,821	$22,326
Gross profit	4,215	6,970	6,610	3,318
Net earnings (loss)	(738)	787	582	(1,154)
Net earnings (loss) per share — diluted	(0.15)	0.16	0.12	(0.23)

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(Unaudited)
Net sales	$25,397	$35,565	$33,101	$19,875
Gross profit	4,202	7,138	6,099	2,703
Net earnings (loss)	(939)	1,097	487	(1,282)
Net earnings (loss) per share — diluted	(0.20)	0.23	0.10	(0.27)

SCHEDULE II

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

December 31, 2012, 2013 and 2014

Description	Balance at Beginning of Period	Adjustments	Write Off of Bad Debts	Balance at End of Period
Allowance for doubtful accounts:
Year Ended December 31, 2012	$387,000	$23,000	$(99,000)	$311,000
Year Ended December 31, 2013	$311,000	$115,000	$(148,000)	$278,000
Year Ended December 31, 2014	$278,000	$88,000	$(141,000)	$225,000

Description	Balance at Beginning of Period	Adjustments	Write Off of Scrapped Inventory	Balance at End of Period
Allowance for obsolete or slow-moving inventory:
Year Ended December 31, 2012	$1,401,000	$224,000	$(186,000)	$1,439,000
Year Ended December 31, 2013	$1,439,000	$251,000	$(236,000)	$1,454,000
Year Ended December 31, 2014	$1,454,000	$176,000	$(235,000)	$1,395,000

Description	Balance at Beginning of Period	Additions	Deductions(1)	Balance at End of Period
Valuation allowance for deferred tax assets:
Year Ended December 31, 2012	$1,213,000	$163,000	$—	$1,376,000
Year Ended December 31, 2013	$1,376,000	$—	$(7,000)	$1,369,000
Year Ended December 31, 2014	$1,369,000	$—	$(15,000)	$1,354,000

(1)	Net operating loss carryforwards used or expired.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

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

Except for information concerning the Company’s executive officers which is included in Part I of this Report, the information required by Item 10 is incorporated by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2015 for the Company’s 2015 Annual Stockholders’ Meeting.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2015 for the Company’s 2015 Annual Stockholders’ Meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except for the information below regarding our equity compensation plans, the information required by Item 12 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before April 30, 2015 for the Company’s 2015 Annual Stockholders’ Meeting.

The following table provides information relating to our equity compensation plans as of December 31, 2014:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column A
Equity compensation plans approved by stockholders	101,000	$5.31	372,332
Equity compensation plans not approved by stockholders	—	—	—

	101,000	$5.31	372,332

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference from our definitive proxy statement expected to be filed with the Commission on or before on or before April 30, 2015 for the Company’s 2015 Annual Stockholders’ Meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated herein by reference from our definitive proxy statement to be filed with the Commission on or before April 30, 2015 for the Company’s 2015 Annual Stockholders’ Meeting.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: March 31, 2015	By:	/s/ JAMES MUSBACH
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

Signature	Title	Date

/s/ JAMES MUSBACH James Musbach	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2015

/s/ THOMAS R. MCGUIRE Thomas R. McGuire	Executive Chairman and Chairman of the Board of Directors	March 31, 2015

/s/ SANDRA A. KNELL Sandra A. Knell	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2015

/s/ LEONARD P. DANNA Leonard P. Danna	Director	March 31, 2015

/s/ BEN A. FRYDMAN Ben A. Frydman	Director	March 31, 2015

/s/ ROBERT S. THROOP Robert S. Throop	Director	March 31, 2015

/s/ THOMAS G. FALUDY Thomas G. Faludy	Director	March 31, 2015

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1A	Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement dated and filed with the SEC on July 3, 1997).

3.4	Second Amended and Restated Bylaws of the Company effective as of February 6, 2015 (Incorporated by reference to the Exhibit 3.4 to the Company’s Current Report on Form 8-K dated February 6, 2015).

10.31	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.36	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 (the “Bank Credit Line Agreement”) between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the SEC on August 24, 2006).

10.44	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Bank Credit Line Agreement. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.)

10.46	Fifth Amendment to Bank Credit Line Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.58	Eighteenth Amendment to Bank Credit Line Agreement entered into August 12, 2014 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.)

10.59	Nineteenth Amendment to Bank Credit Line Agreement entered into November 13, 2014 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.00 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014.)

21	Subsidiaries of Registrant

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document