Form 10-K/A
period 2014-12-31
COAST DISTRIBUTION SYSTEM INC
filed 2015-04-30
CIK 728303

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

As of April 20, 2015, a total of 5,197,182 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 31, 2015, The Coast Distribution System, Inc. (“Coast Distribution”, “Coast”, “we”, “our”, “us”, or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 10-K”) with the Securities Exchange Commission (the “SEC”). This Amendment No. 1 on Form 10-K/A (this “10-K/A” or “Amendment No. 1”) is being filed to add, into Part III of the 2014 10-K, the information that was to have been incorporated by reference therein from the Company’s proxy statement for its 2015 Annual Meeting of Stockholders.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1. Those certifications are the only Exhibits that are being filed with this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 (i) does not reflect or discuss any events that may have occurred during the period that began on April 1, 2015 and will end on the date of the filing of this Amendment No. 1 with the SEC and (ii) does not modify or update any disclosures in the originally filed 2014 10-K that may have been affected by any such subsequent events.

(i)

THE COAST DISTRIBUTION SYSTEM, INC.

AMENDMENT NO. 1 ON FORM 10-K/A

TO

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

Exhibits being filed or furnished with this Amendment No. 1 on Form 10-K/A:

Exhibit 31.1 Certifications of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certifications of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002†

Exhibit 32.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002†

†	Furnished and not filed.

(ii)

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of Registrant

The Board of Directors is divided into three classes. The Directors in each Class stand for election in successive years, for a term of three-years. Robert S. Throop and Leonard P. Danna are the Class I Directors; James Musbach and Thomas G. Faludy are the Class II Directors; and Thomas R. McGuire and Ben A. Frydman are the Class III Directors. Set forth below is information regarding the Directors:

	Age	Positions	Director Since	Current Term Expires
Class I Directors:
Robert S. Throop	77	Director	1995	2016
Leonard P. Danna	62	Director	2003	2016
Class II Directors:
James Musbach	65	President, Chief Executive Officer and Director	2007	2017
Thomas G. Faludy	68	Lead Director	2013	2017
Class III Directors:
Thomas R. McGuire	71	Executive Chairman and Chairman of the Board	1977	2015
Ben A. Frydman	68	Director	1988	2015

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

Thomas G. Faludy was elected as a member of our board of directors in November 2013. Mr. Faludy has more than 30 years of experience in the recreational vehicle industry, including serving as a board member of the Recreational Vehicle Industry Association (RVIA). He recently completed a more than 20 year career with Scott Fetzer Co., a Berkshire Hathaway company that manufactures a broad range of consumer, medical and industrial products, including RV products. In 2004, Mr. Faludy was appointed as Vice President Group and Corporate Development of Scott Fetzer Co. In 2008, he was promoted to Executive Vice President of Scott Fetzer Co., where he had management authority and responsibility for 10 of Scott Fetzer’s businesses and was in charge of business acquisitions. From 1989 to 2003, Mr. Faludy served as President of Scott Fetzer’s CareFree Division, which manufactures and sells RV awnings and other accessories primarily to RV manufacturers. In 2011, following his retirement from Scott Fetzer Co., Mr. Faludy formed TGF Enterprises, a management advisory and strategic planning firm. Mr. Faludy serves in advisory and board positions for Jayco, Inc., an RV manufacturer, the Ryan Group of Companies of Australia, a multi-division conglomerate with manufacturing and distribution operations, and LMS Inc., a manufacturer of residential outdoor products and equipment marketed under the Cal Spas brand name, all of which are private companies. Having had 30 years of experience in the recreational vehicle industry, including as a board member of the RVIA and his experience as President of the Scott Fetzer’s CareFree Division, Mr. Faludy brings to the Board considerable knowledge regarding the RV market generally and also the perspective of an aftermarket product manufacturer and supplier to the RV industry. Additionally, Mr. Faludy’s management experience at Scott Fetzer Co. provides valuable insight to the Board regarding the management and the internal operations of and the risks faced by companies that manufacture and market RV after-market products, such as the Company’s proprietary products.

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

Ben A. Frydman has served as a director of the Company since 1988. Mr. Frydman is and for more than the past 30 years has been engaged in the private practice of law, as a member and shareholder of Stradling Yocca Carlson & Rauth, a Professional Corporation, which provided legal services to the Company in 2014 and is providing legal services to the Company in 2015. Mr. Frydman received a Bachelor’s Degree, with honors, from UCLA in 1968 and earned a J.D. Degree, with honors, from Harvard Law School in 1973. Mr. Frydman has been the Company’s outside counsel since 1983 and, in that capacity, has been an advisor to management and the Board in connection with virtually all of the Company’s major corporate transactions and acquisitions and the implementation of its growth strategies. As a result, he has a keen knowledge of the Company’s business and the management of business risks that the Company encounters in connection with its operations and growth strategies.

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

Our Board members are encouraged to prepare for and to attend all meetings of the Board and the Board committees of which they are members and all stockholder meetings. During the fiscal year ended December 31, 2014, the Board of Directors of the Company held a total of four regular meetings and all of the directors attended at least 80% of the total of those meetings and the meetings of the Board committees on which they served during 2014. All of our directors also attended the 2014 Annual Meeting of Stockholders. Although we have no formal policy requiring director attendance at annual meetings of stockholders, we attempt to schedule each annual meeting for a date that is convenient for all directors to attend.

Role of the Board in Risk Management

The Company’s management is responsible for the day-to-day management of risk and implementation of appropriate risk management controls and procedures. Management also conducts quarterly evaluations of the effectiveness of the Company’s disclosure controls and annual evaluations of the effectiveness of the Company’s internal control over its financial reporting under the oversight of the Audit Committee. The Board’s responsibility consists of the oversight of the Company’s key risks and management’s processes and controls. In meeting that responsibility, at its meetings the Board members discuss with management the principal risks facing the Company and its financial condition and the performance and actions that have taken, and the processes that have been implemented, by management to address and mitigate those risks to the extent practicable.

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

Thomas R. McGuire, the Chairman of the Board, is an executive officer and past President and CEO of the Company. In electing Mr. McGuire as Chairman, the Board considered the fact that Mr. McGuire is a large stockholder of the Company and that, as a result, his interests are more closely aligned with those of the stockholders than with those of management, and that he has extensive knowledge about and is well-known within the Company’s marketplace, and as a result is able to identify strategic opportunities for our Company in the marketplace.

Our Board also has determined that maintaining the independence of a majority of our directors helps maintain the Board’s independent oversight of management and ensures that the appropriate level of independence is applied to all Board decisions. In addition, the Board has designated Thomas Faludy, one of the independent directors, as Lead Director. His duties in that capacity include working with the Chairman and the CEO to develop and approve Board agendas, developing and approving meeting schedules with the Chairman to ensure there is sufficient time for discussion of agenda topics, advising the CEO as to the quality, quantity and timeliness of the information sent to the Board by management, developing agendas for and chairing executive sessions of the Board (in which the non-management directors meet without management), acting as a liaison between the independent directors and the Chairman and the CEO, and performing such other duties as the Board may determine from time to time.

Our Audit, Compensation and Nominating and Governance Committees, which oversee critical matters, such as our accounting principles and financial reporting processes, our executive compensation program and the selection and evaluation of our directors and director nominees, respectively, are comprised solely of independent directors.

Committees of the Board of Directors

The Board has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Governance Committee. Information regarding the members of each of those Committees and their responsibilities and the number of meetings held by those Committees in 2014 is set forth below.

Audit Committee and Financial Experts. The members of the Audit Committee are Leonard P. Danna, its Chairman, and Robert S. Throop and Thomas Faludy. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the NYSE MKT listed company rules and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board also has determined that each of Messrs. Danna and Throop meets the definition of “audit committee financial expert” adopted by the SEC. The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the financial reporting process and system of internal accounting controls of the Company, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. To ensure independence, the Audit Committee periodically meets separately with our outside auditors and separately with members of management. The Audit Committee held a total of four meetings in 2014.

Compensation Committee. The members of the Compensation Committee are Thomas Faludy, who serves as the Committee’s Chairman, Robert S. Throop and Leonard P. Danna, each of whom is independent (within the meaning of the rules of the NYSE MKT with respect to compensation committee membership). The Compensation Committee (i) sets the salaries of the Company’s executive officers; (ii) adopts non-equity incentive compensation and other non-equity benefit plans for our executive officers and sets the performance targets and determines the incentive compensation awards that may be earned under those plans; and (iii) oversees the administration of, and makes determinations with respect to the granting of stock options and restricted shares, and the respective terms and the vesting and other conditions thereof, under the Company’s equity incentive plans. The Compensation Committee operates under a charter that sets forth the role and responsibilities of the Committee. Interested stockholders can view a copy of that charter in the investor relations section of our website at www.coastdistribution.com. The Compensation Committee held three meetings in 2014.

Mr. Musbach sometimes participates in meetings of the Compensation Committee to provide the Committee with information with respect to the performance of the Company’s other executive officers who report to him, but does not participate in the deliberations or votes by the Committee on their compensation.

Nominating and Governance Committee. The members of the Nominating and Governance Committee are Ben A. Frydman, its Chairman, Thomas Faludy, Robert S. Throop and Leonard Danna, each of whom is independent (within the meaning of the rules of the NYSE MKT with respect to nominating committee membership). This Committee has a written charter that sets forth its responsibilities, which include identifying and recommending nominees for election to the Board; making recommendations to the Board regarding the directors to be appointed to each of its standing Committees; and developing and recommending corporate governance guidelines for adoption by the Board of Directors. A copy of the Committee’s charter may be viewed in the investor relations section of our website at www.coastdistribution.com. The Committee held two meetings in 2014.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Our Directors believe that sound governance policies and practices provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. Our Board of Directors has adopted the following governance guidelines, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the requirements under the NYSE MKT listed company rules and the Sarbanes-Oxley Act of 2002. Those guidelines include the following:

•	Director Qualifications. Candidates for election to the Board will be evaluated on the basis of their integrity, independence and freedom from conflicts of interest; their experience and expertise; their ability to make independent analytical inquiries; their understanding of our business and the business environment in which we operate; and their ability and willingness to devote adequate time and effort to Board responsibilities.

•	Independence and Responsibilities of Directors. A majority of the directors, but in no event less than three directors, will be independent directors (as defined in the NYSE MKT listed company rules). Additionally, directors are expected to act in the best interests of all stockholders; develop and maintain a sound understanding of our business and the industry in which we operate; prepare for and attend Board and Board committee meetings; and provide active, objective and constructive participation at those meetings.

•	Director Access to Management. Directors are to be permitted access to members of management and members of management are to provide Board presentations regarding the functional areas of our business for which they are responsible.

•	Adequate Funding for the Board and its Committees. The Company will provide the funding necessary to enable the Board and each of its Committees to retain independent advisors as the Board, or such Committees acting independently of the Board, deem to be necessary or appropriate.

•	Director Participation in Continuing Education Programs. New directors will participate in programs designed to familiarize them with our business, strategic plans, significant financial, accounting and risk management issues, compliance programs, conflicts policies, code of business conduct and corporate governance guidelines. In addition, each incumbent director is expected to participate in continuing education programs relating to developments in the Company’s business and to corporate governance.

•	Annual Performance Evaluations. The Board and each Board committee will conduct an annual self-assessment of its performance.

•	Executive Sessions without Management. The independent directors of the Board will hold separate sessions, outside the presence of management, to consider and evaluate the performance of the Company and its management and such other matters as they deem appropriate. In addition, the Audit Committee shall meet with the Company’s independent registered public accountants outside the presence of management.

Director Independence and Diversity

Our corporate governance guidelines require that the Board be comprised of at least a majority of independent directors. For a director to be considered independent, the Board must affirmatively determine that he does not have any direct or indirect material relationship with Coast which, in the opinion of the Board, would interfere with the exercise of that director’s independent judgment in carrying out his responsibilities as a director.

A director will not be deemed to be an independent director if:

•	the director is, or at any time during the preceding three years was, employed by Coast; or

•	the director or an immediate family member of the director (i) is, or at any time during the previous three years was, employed as an executive officer of Coast, or (ii) received compensation in excess of $120,000 in any 12 month period during the immediately preceding three years for services rendered to the Company, other than as a member of the Board of Directors or any committee thereof; or

•	the director, or an immediate family member of the director, is a current partner of Coast’s outside auditor, or was a partner or employee of Coast’s outside auditor who worked on Coast’s audit at any time during the previous three years; or

•	a present Coast executive officer was on the compensation committee of the board of directors of another company during the previous three years that concurrently employed, as one of its executive officers, a Coast director or an immediate family member of a Coast director; or

•	the director or an immediate family member of the director is a partner, executive officer, or controlling shareholder of another company or professional or other firm (including any law firm or investment banking firm) to which Coast made, or from which Coast received, payments for property or services in the current or in any of the past three fiscal years that exceeded the greater of (i) 5% of consolidated gross revenues of that other company or professional entity for that year, or (ii) $200,000.

On the basis of the above criteria, the Board has determined that four of the Company’s six directors are independent, including Mr. Frydman. Since Messrs. McGuire and Musbach are executive officers of the Company, they are not deemed to be independent directors. In determining that Mr. Frydman is independent, the other independent directors did consider the fact that Mr. Frydman is a shareholder (but not a controlling shareholder) in the law firm of Stradling Yocca Carlson & Rauth, which provided legal services to Coast during each of the past three years and is providing legal services to Coast in 2015. However, on the basis of the criteria set forth above and their evaluation of Mr. Frydman’s past performance as a director, the other independent directors determined that this relationship did not interfere with the exercise of his independent judgment in carrying out his responsibilities as a director of the Company.

The members of the Board believe that differences in experience, knowledge, skills and viewpoints enhance the performance of the Board of Directors. Accordingly, the Nominating Committee considers such diversity in selecting, evaluating and recommending, and the Board considers diversity in approving, proposed Board nominees. However, the Board of Directors has not implemented a formal policy with respect to the consideration of diversity for the composition of the Board of Directors.

Code of Business Conduct

We have adopted a Code of Business Conduct for our officers and employees that has been approved by our Board of Directors. The Code sets forth specific ethical policies and principles that apply to our Chief Executive Officer, Executive Chairman, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Business Conduct is posted in the investor relations section of our website at www.coastdistribution.com. We also intend to disclose, on that website, any amendments to our Code of Business Conduct and any waivers of its requirements that may be granted to our Chief Executive Officer, Executive Chairman or Chief Financial Officer. To date, no such waivers have been granted.

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

Nomination of Directors

In identifying candidates for membership on the Board, the Nominating and Governance Committee will seek recommendations from existing Board members and executive officers. In addition, that Committee will consider any candidates that may be recommended by any of the Company’s stockholders who make those recommendations in accordance with the procedures described below. The Committee also has the authority to engage an executive search firm and other advisors, as it deems appropriate, to assist it in identifying qualified Board candidates. In assessing and selecting new candidates for Board membership, the members of the Nominating and Governance Committee will consider such factors, among others, as the candidate’s integrity and independence and freedom from conflicts of interest, and the candidates’ experience and expertise as demonstrated by past employment and board experience, and will conduct background inquiries of and interviews with those candidates. The Committee members will consider a number of factors in making their selection of a nominee from among those candidates, including, among others: whether the candidate has the ability, willingness and enthusiasm to devote the time and effort required of members of the Board; the candidate’s independence, including whether the candidate has any conflicts of interest, relationships or commitments that would interfere with the candidate’s ability to fulfill the responsibilities of a director, including the responsibility of representing the interests of all stockholders generally, rather than any specific constituency of the stockholders; and whether the candidate’s skills and experience would add to the overall competencies represented on the Board; and whether the candidate has any special background or experience relevant to the Company’s business.

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

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Exchange Act requires each of our directors and executive officers to file reports with the SEC containing information regarding their ownership and changes in their ownership of our shares of the Company’s common stock and of options to purchase shares of our common stock and to furnish us with copies of those reports. These same reporting requirements apply to any person who owns, beneficially, more than 10% of our common shares. However, to our knowledge, no person owned as much as 10% of our outstanding shares in 2014.

Based solely on a review of the copies of those reports that were filed by our executive officers and directors pursuant to Section 16(a) of the Exchange Act, to our knowledge, all of our executive officers and directors complied with all Section 16(a) filing requirements applicable to their transactions in the Company’s securities in 2014, except as follows: (i) a statement of changes in beneficial ownership on Form 4 (“Form 4”) to report the exercise by Thomas R. McGuire of an employee stock option to purchase 20,000 shares of our common stock was inadvertently filed 34 days late; and (ii) Form 4s to report cancellations of the following numbers of shares of common stock to satisfy tax withholding obligations (that arose on the vesting of restricted shares), were inadvertently filed 16 days late: James Musbach - 5,850 shares; Thomas R. McGuire - 1,462 shares; Sandra A. Knell - 2,926 shares; David Berger - 2,926 shares; and Dennis Castagnola - 2,777 shares.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Philosophy and Objectives

We believe that the success of our business and the creation of long term stockholder value depend to a large extent on our ability to retain and to attract superior management employees and, to the extent practicable, to align their financial interests with those of our stockholders. Therefore, the Compensation Committee’s primary objectives, when setting management compensation, is to enable the Company to retain its existing and, when the need arises to attract new or additional, executive officers and other key management employees and to incentivize them to achieve improvements in the Company’s financial performance that will lead to increases in our share prices. Our Compensation Committee attempts to accomplish these objectives by:

•	Offering competitive salaries and benefits to our Chief Executive Officer and the other executive officers named in the Summary Compensation Table below (our “named executive officers” or “NEOs”) and our other officers and key management personnel;

•	Providing our NEOs and other key management employees the opportunity to earn additional compensation, either in the form of cash bonuses or equity incentive awards the vesting of which is made contingent on the achievement of one or more annual corporate financial goals established by the Compensation Committee; and

•	Aligning more closely the financial interests of our NEOs and other key management employees with those of our stockholders, primarily by means of grants of stock options or grants of shares of restricted stock, which reward the NEOs and other key management employees for improvements in the Company’s financial performance that increase the market price of our common stock.

Our NEOs in 2014 were James Musbach, President and Chief Executive Officer, Thomas R. McGuire, Executive Chairman, and Sandra A. Knell, Executive Vice President and Chief Financial Officer.

It also is the Compensation Committee’s policy (i) to submit all stock incentive plans pursuant to which option and other equity-based compensation awards are granted for approval by our stockholders, (ii) to place limits on the number of shares for which options or other equity incentive awards may be granted under those plans and (iii) generally to provide for stock based compensation awards to become exercisable or to vest in annual installments over multi-year periods as a means of creating incentives for our officers and other key management employees to focus on achieving longer term corporate objectives and to remain in our employ.

The market for talented and experienced executives is competitive nationally, and particularly in the San Francisco Bay Area where the Company is headquartered. While we consider peer groups, no single factor is determinative in setting compensation structure or allocating among elements of compensation. To ensure that we are appropriately compensating our NEOs and other key management employees and that we have appropriate human resources to execute on our business plans, the members of our Compensation Committee review information that is available to them and use their judgment in making compensation decisions.

In addition, the Compensation Committee reviews the Company’s executive and employee compensation practices to assess (i) whether or not they create incentives that are effective in terms of achieving our management compensation objectives, which are described above, and (ii) whether or not any of those practices operate in a manner that may present material risks to the Company. Based on this review and analysis, the Compensation Committee has determined that none of the Company’s compensation practices for its NEOs or other employees is reasonably likely to have a material adverse effect on the Company.

Components of Executive Compensation

We generally provide three major categories of executive compensation: (i) base salary; (ii) annual cash bonus compensation; and (iii) equity compensation in the form of stock option or restricted stock grants. We believe that the combination of these three components enhances our ability to retain existing and attract new management employees in the competitive local and national markets and to balance the motivation of our NEOs and other management employees to execute on immediate goals while remaining conscious of our strategic objectives and longer term financial goals.

The allocation of the individual components of executive compensation is based on a number of factors, including competitive market conditions and the positions within our organization held by our NEOs and other key management employees, which determines their ability to influence our financial performance. Generally, the percentage of compensation at risk, either in the form of bonus or equity compensation that is tied to the achievement by the Company of financial goals, is higher for our NEOs and other executive officers than for other management employees, because the performance of our NEOs and other executive officers generally has a greater impact on whether or not we achieve our strategic objectives and longer term goals.

Salaries and Employee Benefit Programs

In order to retain executives and other key employees, and to be able to attract additional well qualified executives when the need arises, we strive to offer salaries and health care and other employee benefit programs to our executives and other key management employees that are competitive with those offered by comparable businesses. In establishing salaries, the Compensation Committee reviews (i) the historical performance of our NEOs; (ii) available information regarding prevailing salaries and compensation programs offered by comparable businesses and (iii) prevailing and trending economic and market conditions that are expected to affect the Company’s financial performance. Set forth below is information regarding the salaries paid to our NEOs in 2014 and 2013.

Mr. Musbach. Mr. Musbach served as the Company’s President and Chief Operating Officer until April 2008, when he was promoted to Chief Executive Officer. Although the Compensation Committee approved an increase in Mr. Musbach’s annual base salary from $250,000 to $300,000 in conjunction with that promotion, he declined to accept that increase as his contribution to a cost reduction program adopted by the Board in response to the economic recession and credit crisis. As a result, Mr. Musbach’s annual base salary in 2008 was $250,000. Then, effective February 1, 2009, Mr. Musbach reduced his annual base salary by another 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees then in effect, including Mr. Musbach’s salary, which had been reduced by 10% in 2009, were increased by 5%. Then, in March 2013, all salaries and wages of the Company’s employees, including Mr. Musbach’s salary, were increased by 5%, thereby effectively returning all of the salaries of the Company’s employees, including Mr. Musbach’s, to their 2009 levels. As a result, Mr. Musbach’s annual base salary in 2013 reflects that second 5% salary increase for 10 of the 12 months ended December 31, 2013 and for all 12 months of 2014.

Mr. McGuire. In 2008, Mr. McGuire’s annual base salary was $360,000. However, as his contribution to the Company’s cost reduction programs, Mr. McGuire voluntarily reduced his annual base salary on two occasions in 2008: (i) a $50,000 reduction, effective June 1, 2008, bringing his annual base salary from $360,000 to $310,000 and (ii) an additional $60,000 reduction, effective December 1, 2008, bringing his annual base salary from $310,000 to $250,000, which was 30% lower than the amount of his annual base salary at the beginning of 2008. Then, effective February 1, 2009, Mr. McGuire reduced his then annual base salary by an additional 10%, to $225,000, as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the

Company’s employees, including Mr. McGuire’s salary, which had been reduced by 10% in 2009, were increased by 5%. As a result, Mr. McGuire’s annual base salary for 2011 included that 5% salary increase. However, Mr. McGuire agreed to reduce his annual salary by 10% effective September 15, 2012. As a result, his annual salary in 2012 reflects that reduction for the last three and one-half months of that year and for the entirety of 2013 and 2014.

Ms. Knell. like the other NEOs, Ms. Knell agreed to reduce her annual base salary by 10%, effective February 1, 2009 as part of a number of cost-cutting measures being implemented by the Company in that year. Effective July 1, 2010, all salaries and wages of the Company’s employees, including Ms. Knell’s salary, which had been reduced by 10% in 2009, were increased by 5%. Then, in March 2013, the salaries of all Company employees, including Ms. Knell’s salary, were increased by 5%, effectively returning her salary to its 2008 level. As a result, Ms. Knell’s annual base salary for 2013 reflects that second 5% salary increase for the 10 months ended December 1, 2013, and for all 12 months of 2014.

Performance Based Compensation

The Compensation Committee believes that, as a general rule, annual compensation in excess of base salaries should be made dependent primarily on the Company’s financial performance.

2014 Cash Incentive Plan.

Accordingly, as in prior years, the Compensation Committee established an annual cash incentive compensation plan for our NEOs and the Company’s other executive officers and key management personnel for 2014 (the “Cash Incentive Plan” or the “Plan”). Two of our NEOs, Mr. Musbach and Ms. Knell, were designated by the Committee as participants in that Plan.

The Committee established a range of pre-tax earnings goals for 2014, beginning with a minimum or “threshold” pre-tax earnings goal which was required to be achieved by the Company for Mr. Musbach and Ms. Knell, as well as other participants in the Plan (collectively, the “Plan Participants”), to earn any cash incentive awards under this Plan for 2014. On the other hand, if the threshold pre-tax earnings goal was achieved or exceeded, then each Plan Participant would earn a cash incentive award the amount of which, in the case of Mr. Musbach and Ms. Knell, would be 15% and 10%, respectively, of their annual base salaries if the threshold performance goal was achieved, increasing ratably to a maximum of 35% and 30%, respectively, of their annual base salaries, if and to the extent that the threshold pre-tax earnings goal was exceeded. For purposes of the 2014 Cash Incentive Plan “pre-tax earnings” was defined as the Company’s 2014 pre-tax earnings, as determined for financial reporting purposes, before non-cash equity compensation expense and any cash awards earned under the Plan.

The pre-tax earnings goals under the 2014 Cash Incentive Program were established on the basis of the Company’s annual operating plan that was initially developed by management and then was submitted to the Board of Directors for its review, possible modification and approval. The annual operating plan is designed to maximize the profitability of the Company within the context of prevailing economic and market conditions. In deciding whether or not to approve or require modifications to the annual operating plan proposed by management, the Board reviewed economic and market conditions and trends and other factors which, based on historical experience, were expected to affect the Company’s revenues and profitability, including historical operating costs, as adjusted for anticipated increases in costs resulting from, among other things , pricing changes by vendors, and anticipated economic and competitive conditions in the Company’s markets. By taking all of these factors into account, the various pre-tax earnings goals under the 2014 Cash Incentive Plan were fixed at what the Compensation Committee believed were realistic goals so as to make the incentives under the Plan meaningful to the NEOs and other Plan Participants and to avoid unduly penalizing them for unexpected events or conditions outside of their control.

However, the threshold financial performance goal under the 2014 Cash Incentive Program was not achieved and, as a result, none of the NEO’s earned or received any cash bonus or incentive awards under the Plan for 2014.

Equity Incentive Awards.

Equity Incentives Generally. In order to more closely align the financial interests of our NEOs and other key management employees with those of our stockholders, the Compensation Committee grants stock options and shares of restricted stock to our NEOs, usually on a pre-determined date early in each fiscal year. Stock option and restricted stock grants, in particular, are designed to reward NEOs and other officers and key management employees for performance that results in increases in the market price of our common stock, which directly benefits all stockholders. Moreover, such equity incentives generally are granted on terms requiring the NEOs to remain in the Company’s employ over a multi-year period, usually ranging from three to five years, before the options or restricted shares can become fully vested. The Compensation Committee believes that these features of the option and restricted stock grants provide an incentive for NEOs and other key management employees to remain in the employ of the Company over a multi-year period and, at the same time, make the Company’s financial performance and longer term growth in the share prices important for the executives who receive such equity incentive grants.

2014 Performance Based Equity Incentive Program.

In 2014, the Compensation Committee adopted an equity incentive program pursuant to which it granted to Mr. Musbach and Ms. Knell 40,000 shares and 20,000 shares, respectively, of restricted stock the vesting of which was made contingent on the achievement by the Company of an annual financial performance goal for each of 2014, 2015 and 2016. Mr. McGuire is not a participant in this program.

Under this program, for any of those three years in which the Company achieves the financial performance goal established for that year, one-third of the restricted shares would vest. On the other hand, one-third of those restricted shares would be forfeited for any year in which the financial performance goal is not achieved. Additionally, the financial performance goals for 2015 and 2016 are each higher than the financial performance goal for the immediately preceding year, making the vesting of the restricted shares in each of those years contingent on the Company’s achievement of improved financial performance. The primary purpose of these restricted stock grants is to align more closely the interests of our NEOs with those of our stockholders, by (i) providing meaningful financial incentives, in the form of equity incentive awards, to our NEOs for making significant contributions to the Company’s achievement of financial performance goals, and to remain in the Company’s employ, over a multi-year period, (ii) making the compensation which each NEO can earn in fiscal 2013, 2014 and 2015, in excess of his or her annual base salary, more dependent on the Company’s achievement of financial performance goals in those years, and (iii) providing financial incentives for performance by our NEOs which results in increases in our share prices.

The financial performance goal established under this program for 2014 was not achieved and, as a result, one-third of the restricted shares granted to Mr. Musbach and Ms. Knell under this program were forfeited. As a result, the maximum numbers of restricted shares which they can still earn under this program are 26,667 and 13,334 shares, respectively, but only if the Company achieves the financial performance goals for both 2015 and 2016.

Under the terms of this program, if a change of control of the Company were to occur prior to December 31, 2015, any of those remaining restricted shares (that is, restricted shares which have not yet been earned or forfeited) would become vested, unless the party acquiring control of the Company agrees to assume or to substitute comparable equity incentives for the outstanding equity incentive awards on terms approved by the Compensation Committee.

For additional information regarding the compensation received by our Named Executive Officers for 2014, please review the Summary Compensation Table set forth below.

Perquisites and Other Elements of Compensation. As a matter of policy, the Company does not provide perquisites, or “perks” to our NEOs or other management employees. Instead, the employee benefit plans, which include a health insurance plan, are available on the same terms not only to our NEOs and other executive officers, but also to all other full time employees of the Company.

Compensation Committee Interlocks and Insider Participation

During 2014 none of the members of the Compensation Committee were officers or employees of the Company and no executive officer of the Company served on the board of directors or compensation committee of any entity which has one or more executive officers serving as members of our Board of Directors or Compensation Committee.

Summary Compensation Table

The following table sets forth the compensation received in the years ended December 31, 2014 and 2013 by the Company’s Chief Executive Officer, and the next two highest paid executive officers whose aggregate cash compensation for services rendered to the Company in all capacities in 2014 exceeded $120,000 (collectively, the “NEOs” or “Named Executive Officers”):

Name and Principal Positions	Years	Salary	Equity Incentive Plan Awards(1)(2)	Non-Equity Incentive Awards(3)	All Other Compensation(4)	Total

James Musbach,	2014	$250,000	$97,600	$—	$6,000	$353,600
President and Chief Executive Officer	2013	245,675	78,900	—	6,000	330,570

Thomas R. McGuire	2014	$224,437	$—	$—	$6,000	$230,437
Executive Chairman	2013	222,650	39,500	—	6,000	268,150

Sandra A. Knell,	2014	$206,000	$48,800	$—	$—	$254,800
Executive Vice President & Chief Financial Officer	2013	202,435	39,500	—	—	241,935

(1)	For the year ended December 31, 2014, the Compensation Committee adopted a stock incentive program pursuant to which it granted 40,000 and 20,000 performance-contingent restricted shares to Mr. Musbach and Ms. Knell, respectively. The vesting of those restricted shares was conditioned on the achievement by the Company of an annual financial performance goal for each of the years ended December 31, 2014, 2015 and 2016, respectively. The respective fair values of these restricted share grants, set forth in this column, were computed in accordance with FASB ASC Topic 718 (“ASC 718”), which requires those fair values to be determined based on the probable outcome, as of the date on which those grants were made, of the performance conditions that were required to be met for those restricted shares to vest. Based on an assessment that it was probable that the Company would achieve two of the three annual financial performance conditions, it was determined that the grant date fair values of the restricted shares granted to Mr. Musbach and Ms. Knell in 2014 were $97,600 and $48,800, respectively. If, instead, achievement of all of the performance goals had been determined to be probable, then, the grant date fair values of those restricted shares would have been $146,400 and $73,200, respectively. The financial performance goal established under this program for 2014 was not achieved and, as a result, one-third of the restricted shares granted to Mr. Musbach and Ms. Knell under this program were forfeited. As a result, the maximum numbers of restricted shares which they can still earn under this program are 26,667 and 13,334 shares, respectively, but only if the Company achieves the financial performance goals for both 2015 and 2016. Mr. McGuire did not participate in, and therefore did not receive a grant of restricted shares under this program. See “EXECUTIVE COMPENSATION - Performance Based Compensation - Equity Incentive Awards” above for additional information regarding this program.
(2)	The Compensation Committee adopted a similar stock incentive program for 2013, pursuant to which it granted 40,000 restricted shares to Mr. Musbach and 20,000 restricted shares to each of Mr. McGuire and Ms. Knell. The vesting of those restricted shares was conditioned on the achievement by the Company of an annual financial performance goal for each of the years ended December 31, 2013, 2014 and 2015, respectively. The respective fair values of those restricted shares, determined as of the date on which those three grants were made, in accordance with ASC 718, were, as set forth in this column, $78,900, $39,500 and $39,500, respectively. If achievement of all of the performance goals under this program had been determined to be probable, then, the grant date fair values of the restricted shares granted to Mr. Musbach, Mr. McGuire and Ms. Knell would have been $118,400 and $59,200 and $59,200, respectively. However, the financial performance goals under this program for 2013 and 2014 were not achieved. As a result, two-thirds of the restricted shares granted to Mr. Musbach, Mr. McGuire and Ms. Knell under this program have been forfeited, leaving Mr. Musbach with 13,334 restricted shares and Mr. McGuire and Ms. Knell with 6,667 restricted shares each, the vesting of which is conditioned on the Company’s achievement of the financial performance goal established for 2015.
(3)	Although the Compensation Committee adopted a performance contingent cash bonus plan for the year ended December 31, 2014, the threshold performance goal was not achieved and, as a result, none of the NEOs received any cash or other non-equity incentive compensation awards for 2014. See ““EXECUTIVE COMPENSATION - Performance Based Compensation - 2014 Cash Incentive Plan” above for additional information regarding this plan.
(4)	The other compensation received by Messrs. Musbach and McGuire in 2014 and 2013 consisted solely of automobile allowances to reimburse them for the expenses they incurred in using their personal automobiles on Company business.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unexercised options and restricted stock awards that have been granted to our NEOs and were outstanding as of December 31, 2014.

	Stock Option Awards Outstanding at December 31, 2014					Restricted Share Awards Outstanding at December 31, 2014
		Number of Shares underlying Unexercised Stock Options				Grant Dates	Number of Shares Not Yet Vested(#)		Market Value of Shares Not Yet Vested($)(3)
Names	Grant Dates	Exercisable	Not Yet Exercisable	Option Exercise Price($)(1)	Expiration Date(2)

James Musbach						3/15/11	14,000	(4)	$45,360
						3/27/12	13,334	(5)	43,202
						5/21/13	13,334	(6)	43,202
						3/18/14	26,667	(7)	86,401

Thomas R. McGuire						3/15/11	7,000	(4)	$22,680
						3/27/12	3,334	(5)	10,802
						5/21/13	6,666	(6)	21,598

Sandra A. Knell	2/17/05	5,000	—	$7.29	2/17/15
						3/15/11	7,000	(4)	$22,680
						3/27/12	6,666	(5)	21,598
						5/21/13	6,666	(6)	21,598
						3/18/14	13,333	(7)	43,199

(1)	This option grant was made at an exercise price equal to 100% of the closing price per share of our common stock on the date of grant as reported on the NYSE MKT.
(2)	The term of the option award was 10 years from its grant date. The option was not exercised prior to its expiration date and, as a result, terminated automatically on February 17, 2015.
(3)	The market value of restricted share awards that had not yet vested as of December 31, 2014 was determined by multiplying the number of shares subject to each award by $3.24, which was the closing price, as reported by the NYSE MKT, of the Company’s common stock on the last trading day of 2014.
(4)	These restricted shares vest, subject to the continued employment of the NEO, in two annual installments, each with respect to 50% of the restricted shares, commencing on the third anniversary of the date of grant.
(5)	Each of these restricted share awards vests, subject to the continued service of the NEO with the Company, in three annual installments of 33.3%, each, of the restricted shares granted, commencing on the first anniversary of the date of grant.
(6)	These restricted shares were to vest in three annual installments of 33.3% each of the restricted shares granted, commencing on the first anniversary of the date of grant, subject to (i) the achievement by the Company of a pre-tax earnings goal and (ii) the continued service of the NEO with the Company. The first third of these shares were forfeited at December 31, 2013 and the second third were forfeited at December 31, 2014, because the Company failed to achieve the pre-tax earnings goals established by the Compensation Committee for those years. Vesting of the remaining one-third of these restricted shares is dependent on the Company’s achievement of a pretax earnings goal established by the Compensation Committee for 2015.
(7)	These restricted shares vest, subject to performance goals and continued employment of the NEO, in three annual installments, each with respect to 33.3% of the restricted shares, commencing on the first anniversary of the date of grant. The first third of these shares were forfeited at December 31, 2014, because the Company failed to achieve the performance goal for that year.

Option Exercised and Restricted Shares Vested in 2014

The table below presents information about stock options exercised by the NEOs and the number and the value of the NEOs stock awards that became vested during the 2014 fiscal year.

	Option Awards		Stock Awards
NEOs:	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting	Value Realized on Vesting

James Musbach	100,000	$234,000	27,333	$101,539
Thomas R. McGuire	20,000	$57,200	10,333	$38,369
Sandra A Knell	—	$—	13,667	$50,771

(1)	Represents the amount by which the respective market values of the shares of common stock underlying the options, as of the date of exercise, exceeded the exercise prices of those options.
(2)	The market value of each NEO’s vested shares was determined by multiplying the number of those shares by the closing price, as reported on the NYSE MKT, of the Company’s common stock on the date of vesting.

Nonqualified Deferred Compensation Plans

We have not established any nonqualified deferred compensation programs for our NEOs or any other officers or employees.

CEO Employment Agreement and Potential Severance and Change of Control Payments

Employment Agreement with Mr. Musbach.

On July 22, 2013, the Company entered into an employment agreement with its President and Chief Executive Officer, James Musbach (the “Employment Agreement”). The term of the Agreement, which was to expire on December 31, 2014, was extended for an additional year ending on December 31, 2015.

Certain Material Employment Terms. Set forth below is a summary of the material terms of the Employment Agreement. However, this summary is not intended to be complete and is qualified in its entirety by reference to the Employment Agreement, which is incorporated herein by this reference from Exhibit 10.99 to the Company’s Current Report on Form 8-K dated July 22, 2013, filed with the Securities and Exchange Commission on July 24, 2013.

Salary and Benefits. The Employment Agreement provides for payment to Mr. Musbach of a base salary of $250,000 per year, which was unchanged from his base annual salary that had been in effect since March 1, 2013. The Employment Agreement also entitles Mr. Musbach to participate in employee benefit programs that are generally made available to other full time employees and in cash bonus and stock incentive plans in which other executive officers are eligible to participate.

Effect of Expiration of Term of Employment Agreement. If the Employment Agreement expires on December 31, 2015, Mr. Musbach will continue to be employed, as an at-will employee of the Company, holding the position of President and Chief Executive of the Company, in which case his employment will be terminable thereafter by him and by the Company, with or without cause. Therefore, in the event of any termination of Mr. Musbach’s employment after expiration of the term of his Employment Agreement, the Company’s sole obligation to Mr. Musbach under that Agreement would be to pay to Mr. Musbach any unpaid salary and any fully vested but unpaid employee benefits accrued to the effective date of such termination.

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

However, our stock incentive plans provide that, upon consummation of a change of control of the Company, all unvested options or restricted shares then outstanding, whether held by NEOs or other employees, will become vested unless the party acquiring control of the Company agrees to assume or substitute comparable equity incentives for those outstanding options on terms approved by the Company’s Compensation Committee.

Director Compensation

Only non-employee directors receive compensation for service on the Board of Directors and Committees of the Board. In 2014, each non-employee director received a retainer of $8,000 per year for his service as member of the Board of Directors, payable in quarterly installments of $2,000 each, and a fee of $2,000 (i) for each Board meeting he attended and (ii) for each Committee meeting he attended on a date other than a date on which a Board meeting was held. Non-employee directors also are reimbursed for their out-of-pocket expenses incurred in attending those meetings.

On March 18, 2014, the Board of Directors appointed Thomas G. Faludy as the lead director of the Board. For the additional services he renders in that capacity, Mr. Faludy receives an additional retainer of $2,000 per quarter and an additional fee of $2,000 for his preparation for and attendance at each Board meeting. On the other hand, he receives the same committee meeting fees as other members of the Board committees on which he serves, which is $2,000 for each committee meeting attended on a day other than the date of a Board meeting.

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

The following table sets forth, for each non-employee director, information regarding the cash compensation paid and the stock options granted for service on the Board and its Committees during 2014.

Names	Fees Earned or Paid in Cash(1)	Option Awards ($)(2)	All Other Compensation	Total

Leonard P. Danna	$24,500	$6,460	$—	$30,960
Ben A. Frydman	$24,500	$6,460	$—	$30,960
Robert S. Throop	$24,500	$6,460	$—	$30,960
Thomas G. Faludy	$52,000	$6,460	$—	$58,460

(1)	Cash compensation earned by each director in 2014 for their service on the Board of Directors and its Committees.
(2)	Amounts in this column represent the fair values of stock options granted to each director at their date of grant, determined in accordance with FASB ASC 718. The fair values of options were estimated using a binomial option valuation model which incorporates certain assumptions relating to a risk-free market interest rate, expected dividend yield of the Company’s common stock, expected option life and expected volatility in the market value of the our common stock. For a complete description of the valuation methodology and the assumptions used in the estimation, please refer to Note E, “STOCK INCENTIVE PLANS” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 20, 2015, information regarding the ownership of the Company’s outstanding shares of common stock by (i) each person known to management to own, beneficially or of record, more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and each executive officer of the Company, and (ii) all of those directors and executive officers as a group. As of April 20, 2015, a total of 5,197,182 shares of our common stock were outstanding.

Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership(1)		Percent of Shares Outstanding(1)

JB Capital Partners, L.P. and Alan W. Weber	375,100	(2)	7.2%
5 Evan Place Armonk, NY 10504

Robert E. Robotti Robotti & Company Incorporated	355,654	(3)	6.8%
52 Vanderbilt Avenue New York, NY 10017

Dimensional Fund Advisors, LP	347,083	(4)	6.7%
1299 Ocean Avenue Santa Monica, CA 90401

James Musbach	322,008	(5)	6.2%
350 Woodview Avenue Morgan Hill, CA 95037

Thomas R. McGuire	321,700	(6)	6.2%
350 Woodview Avenue Morgan Hill, CA 95037
Robert S. Throop	45,000	(7)	*
John W. Casey(8)	43,000	(7)	*
Ben A. Frydman	31,000	(7)	*
Leonard P. Danna	20,000	(7)	*
Thomas G. Faludy	4,000	(7)	*
Sandra A. Knell	143,548	(8)	2.8%
Dennis A. Castagnola	133,431	(8)	2.6%
David A. Berger	104,217	(8)	2.0%
All directors and executive officers as a group (10 persons)	1,124,904		21.4%

*	Less than 1%.
(1)	Under SEC rules (i) a person is deemed to be the beneficial owner of shares if that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) if a person holds options to purchase shares of our common stock, that person will be deemed to be the beneficial owner of the number of those shares that may be purchased by exercise of those options at any time during a 60 day period which, for purposes of this table, will end on June 20, 2015. The number of shares subject to options that are exercisable or may become exercisable during that 60-day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other stockholder. Except as otherwise noted below, the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

(2)	In a report filed with the SEC, JB Capital Partners, L.P. and Alan W. Weber, its general partner, reported that they share voting and dispositive power and, therefore, share beneficial ownership, with respect to 371,100 of these shares and that Mr. Weber is the sole beneficial owner of, with sole voting and dispositive power over, the other 4,000 shares. The report also states that each of JB Capital Partners and Mr. Weber disclaims beneficial ownership in the shares owned by the other, except to the extent of any pecuniary interest that such reporting person has in the shares of the other.
(3)	According to a report filed by Robert E. Robotti with the SEC on December 5, 2014, of these 355,654 shares, Mr. Robotti shares voting and dispositive power with: (i) Robotti & Company, Incorporated as to 5,000 of these shares; (ii) Robotti & Company, LLC, as to 1,000 of these shares, (iii) Robotti Company Advisors LLC as to 329,654 of these shares; (iv) Kenneth R. Wasiak and Ravenswood Management Company, LLC as to 326,204 of these shares, (v) Ravenswood Investment Company, L.P. as to 206,453 of these shares, and (vi) Ravenswood Investments III, as to 119,751 of these shares. Mr. Robotti also reported that he may be deemed to share beneficial ownership of 20,000 shares with Suzanne Robotti, Mr. Robotti’s wife, even though the report states that Suzanne Robotti holds sole voting and dispositive power with respect to those 20,000 shares. However, the report also states that each of the above-named persons and entities disclaims beneficial ownership of the shares held by each of the other named persons and entities.
(4)	Dimensional Fund Advisors, LP (“DFA”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940. According to a report filed by DFA with the SEC: (i) these 347,083 shares are owned by four investment companies registered under the Investment Company Act of 1940 and certain commingled group trusts and separate accounts, and (ii) in its capacity as investment advisor to those investment companies and investment manager of those trusts and accounts, DFA may possess voting and/or investment power with respect to these shares. However, in that report DFA disclaimed beneficial ownership of all of these shares.
(5)	Includes 40,001 unvested restricted shares with respect to which Mr. Musbach has the power to vote, but over which Mr. Musbach does not have dispositive power.
(6)	Includes 6,666 unvested restricted shares with respect to which Mr. McGuire has the power to vote, but over which he does not have dispositive power.
(7)	Includes shares subject to outstanding stock options which are or may become exercisable at any time during the 60-day period ending June 20, 2015, as follows: Mr. Throop — 20,000 shares; Mr. Frydman — 20,000 shares, Mr. Danna – 20,000 shares; and Mr. Faludy—4,000 shares.
(8)	Includes unvested restricted shares with respect to which each such executive officer has voting power, but over which he or she (as the case may be) does not have dispositive power, as follows: Ms. Knell— 19,999 shares; Mr. Castagnola — 19,999 shares; and Mr. Berger — 19,999 shares.

Information Regarding Equity Compensation Plans

The following table provides information as of December 31, 2014 relating to our equity compensation plans:

	Column A	Column B	Column C
	Number of Securities to be Issued on Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans

Equity compensation plans approved by stockholders	101,000	$5.31	372,332
Equity compensation plans not approved by stockholders	—	—	—

	101,000	$5.31	372,332

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since the beginning of fiscal 2013, the Company has not engaged in any transactions or any series of related transactions in which any executive officer or director of the Company or any 5% stockholder, or any member of the immediate family or any affiliates of any of the foregoing persons, had any direct or indirect material interest, nor are there any such transactions currently contemplated by the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The accounting firm of Burr Pilger Mayer, Inc. (“Burr Pilger”) served as the Company’s independent registered public accounting firm for the years ended December 31, 2014 and 2013.

Audit and Other Services Rendered and Related Fees

Audit Services. During each of the years ended December 31, 2014 and 2013, Burr Pilger rendered audit services to us consisting of: (i) the annual audit of our consolidated financial statements for each of those years; and (ii) reviews of our interim consolidated financial statements that were included in our Quarterly Reports on Form 10-Q, filed with the SEC for the quarters ended March 31, June 30 and September 30, in each of those years, respectively. Fees paid for those audit services totaled $297,700 for 2014 and $283,760 for 2013.

Audit Related Fees. During 2014 and 2013 Burr Pilger did not provide any audit related services to us.

Other Fees. During 2014 and 2013, Burr Pilger did not provide any other services to us.

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

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: April 30, 2015	By:	/s/ SANDRA A. KNELL
Sandra A. Knell,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10K/A has been signed below by the following persons in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JAMES MUSBACH*	President, Chief Executive Officer and Director	April 30, 2015
James Musbach	(Principal Executive Officer)

/s/ THOMAS R. MCGUIRE*	Executive Chairman and	April 30, 2015
Thomas R. McGuire	Chairman of the Board of Directors

/s/ SANDRA A. KNELL	Executive Vice President and Chief Financial Officer	April 30, 2015
Sandra A. Knell	(Principal Financial and Principal Accounting Officer)

/s/ JOHN W. CASEY*	Director	April 30, 2015
John W. Casey

/s/ LEONARD P. DANNA*	Director	April 30, 2015
Leonard P. Danna

/s/ BEN A. FRYDMAN*	Director	April 30, 2015
Ben A. Frydman

/s/ ROBERT S. THROOP*	Director	April 30, 2015
Robert S. Throop

/s/ THOMAS G. FALUDY*	Director	April 30, 2015
Thomas G. Faludy

*By:	/s/ SANDRA A. KNELL
	Sandra A. Knell, Attorney-in-Fact	April 30, 2015

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

3.1A	Certificate of Incorporation as filed with the Delaware Secretary of State on July 1, 1997 and as in effect since that date (incorporated by reference to Exhibit B to the Company’s definitive Proxy Statement filed with the SEC on July 3, 1997).

3.4	Second Amended and Restated Bylaws of the Company effective as of February 6, 2015 (Incorporated by reference to the Exhibit 3.4 to the Company’s Current Report on Form 8-K dated February 6, 2015).

10.31*	1993 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 33-64582) filed with the SEC on June 17, 1993).

10.34	Distribution Agreement dated October 11, 1995 between the Company and Recreation Vehicle Products, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.36*	1999 Stock Incentive Plan (Incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.39	Third Amended and Restated Loan & Security Agreement dated as of August 30, 2005 (the “Bank Credit Line Agreement”) between Coast and certain of its Subsidiaries and Standard Federal Bank NA, LaSalle Business Credit, LLC, and LaSalle Business Credit, a Division of ABN AMRO BANK N.V., Canada Branch. (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 30, 2005 and filed with the SEC on September 6, 2005).

10.40*	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (File No. 333-136864 filed with the SEC on August 24, 2006).

10.44*	The 2008 Equity Incentive Plan approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 22, 2008).

10.45	Fourth Amendment and Waiver, dated as of March 27, 2008, entered into by the Company and Bank of America, N. A., amending certain of the terms and provisions of the Bank Credit Line Agreement. (Incorporated by reference to the same numbered Exhibit to the Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 31, 2009.)

10.46	Fifth Amendment to Bank Credit Line Agreement entered into November 30, 2009 by The Coast Distribution System, Inc. and Bank of America, N. A. (Incorporated by reference to Exhibit 10.46 to the Company’s Current Report on Form 8-K dated November 30, 2009.)

10.58	Eighteenth Amendment to Bank Credit Line Agreement entered into August 12, 2014 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014.)

10.59	Nineteenth Amendment to Bank Credit Line Agreement entered into November 13, 2014 between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.00 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 14, 2014.)

10.60*	The 2012 Equity Incentive Plan as approved by the Company’s stockholders (incorporated by reference to Appendix A to the Company’s definitive Proxy Statement filed with the SEC on July 26, 2012).

10.61*	Employment Agreement dated July 22, 2013 by the Company with James Musbach (incorporated by reference from Exhibit 10.99 to the Company’s Current Report on Form 8-K dated July 22, 2013 and filed with the SEC on July 24, 2013.)

21**	Subsidiaries of Registrant

23.1**	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24**	Power of Attorney — Included on Signature Page.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document(1)

*	Management contract or compensatory plan or arrangement.
**	Filed with Annual Report on Form 10-K for the year ended December 31, 2014, which is being amended hereby.
†	Furnished herewith and not filed.

E-1