Form 10-Q
period 2015-03-31
COAST DISTRIBUTION SYSTEM INC
filed 2015-05-15
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

5,197,182 shares of Common Stock as of May 1, 2015

THE COAST DISTRIBUTION SYSTEM, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

		Exhibit No.
Part I. Financial Information

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17

Part II. Other Information

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 4.	Mine Safety Disclosures	18

Item 6.	Exhibits	18

SIGNATURES		S-1

INDEX TO EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$337	$447
Accounts receivable – net of allowances of $250 and $225 as of March 31, 2015 and December 31, 2014, respectively	17,717	10,849
Inventories	37,608	32,151
Other current assets	1,942	2,148

Total current assets	57,604	45,595
Property and Equipment, net	1,067	1,126
Other Assets	3,279	3,046

Total Assets	$61,950	$49,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,979	$6,795
Accrued liabilities	3,624	4,146

Total current liabilities	15,603	10,941
Long-Term Obligations	20,141	11,681

Total Liabilities	35,744	22,622

Stockholders’ Equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 5,197,182 and 5,207,180 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	18,558	18,444
Accumulated other comprehensive (loss) income	(120)	458
Retained earnings	7,768	8,243

Total Stockholders’ Equity	26,206	27,145

Total Liabilities and Stockholders’ Equity	$61,950	$49,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2015	2014
Net sales	$28,492	$24,855
Cost of sales, including distribution costs	23,626	20,640

Gross profit	4,866	4,215
Selling, general and administrative expenses	5,409	5,171

Operating loss	(543)	(956)
Other expense
Interest	175	141
Other	23	29

Total other expense, net	198	170

Loss before income tax benefit	(741)	(1,126)
Income tax benefit	266	388

Net loss	$(475)	$(738)

Basic and diluted loss per share	$(0.10)	$(0.15)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands, except per share data)

Three Months Ended March 31,

(Unaudited)

	2015	2014
	(In thousands)
Net loss	$(475)	$(738)
Other comprehensive loss:
Foreign currency translation adjustment	(578)	(345)

Total comprehensive loss	$(1,053)	$(1,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Three months ended March 31,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(475)	$(738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	164
Stock-based compensation	143	157
Loss on sale of property and equipment	3	1
Deferred income taxes	(159)	—
Changes in assets and liabilities:
Accounts receivable	(6,868)	(7,493)
Inventories	(5,457)	(5,176)
Other current assets	121	(332)
Accounts payable	5,184	4,119
Accrued liabilities	(522)	(223)

Net cash used in operating activities	(7,860)	(9,521)

Cash flows from investing activities:
Capital expenditures	(49)	(47)
Increase in other assets	(77)	(8)

Net cash used in investing activities	(126)	(55)

Cash flows from financing activities:
Borrowings under line of credit agreement	33,861	29,919
Repayments under line of credit agreement	(25,264)	(21,205)
Issuance of common stock under employee equity incentive plans	—	158
Excess tax benefit from stock-based payments	6	11
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(35)	(129)

Net cash provided by financing activities	8,568	8,754

Effect of exchange rate changes on cash	(692)	(333)

NET DECREASE IN CASH	(110)	(1,155)
Cash beginning of period	447	2,140

Cash end of period	$337	$985

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies. The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited financial statements, and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and SEC rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2015 and the consolidated results of its operations and cash flows for the three months ended March 31, 2015 and 2014. The accounting policies followed by the Company are set forth in Note A to the Company’s financial statements in its Annual Report on Form 10-K for its fiscal year ended December 31, 2014 filed with the SEC on March 31, 2015 (the “2014 10-K”). The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2014 10-K.

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

2.	Seasonality. The Company’s business is seasonal and its results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this report.

3.	Earnings Per Share. Basic earnings (loss) per share for each period are computed using the weighted average number of common shares outstanding during the period. Nonvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share are computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation of diluted earnings per share if their exercise prices are greater than the average market price of the Company’s common stock or if the inclusion, in the calculation of common stock equivalents under the treasury method, of the unvested compensation expense attributable to the option shares or restricted shares would have been anti-dilutive. All of the Company’s common shares issuable on exercise of outstanding stock options and all unvested restricted shares were excluded from the computation of diluted loss per share in the quarters ended March 31, 2015 and 2014, because the Company incurred losses in those periods and, as a result, the inclusion of those securities would have been anti-dilutive.

The table which follows sets forth the manner in which diluted loss per common share for the three months ended March 31, 2015 and 2014 was calculated.

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Numerator:
Net loss	$(475)	$(738)

Denominator:
Weighted average shares outstanding	4,949	4,815
Dilutive effect of stock options and unvested restricted shares	—	—

Denominator for diluted net loss per share	4,949	4,815

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	Commitments. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases (in thousands of dollars) are as follows:

Year Ending December 31,
2015 (remaining nine months)	$2,711
2016	3,079
2017	723
2018	475
2019	425
Thereafter	562

$7,975

5.	Operating Segment. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for recreational vehicles. The following table sets forth the net sales (in thousands), by region, for the periods presented below:

	Three Months Ended March 31,
	2015	2014
USA	$23,265	$19,005
Canada	5,227	5,850

	$28,492	$24,855

6.	Stock-Based Compensation. In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of stock options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for the grant of new options or other equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate, rather than being exercised, or if any unvested restricted shares were to be cancelled, the shares that had been subject to those options and such cancelled restricted shares would have become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides, instead, that if any of those options expire or terminate for any reason or any of those unvested restricted shares are cancelled, then, the number of shares that will become available for grants or awards of equity incentives under the 2012 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Therefore, if any equity incentives that are outstanding under the Previously Approved Plans expire, terminate or, subject to certain limitations, are reacquired by the Company, then a number of shares equal to the number of shares that had been subject to those equity incentives would become available for future grants under the 2012 Plan and those shares would cease to be available for future grants under the Previously Approved Plans. As of March 31, 2015, 308,821 shares from the Previous Plans have become available for grant under the 2012 Plan due to the expiration or termination of equity incentives that had been outstanding under the Previously Approved Plans.

At March 31, 2015, options to purchase a total of 64,000 shares of our common stock and a total of 165,491 of unvested restricted shares were outstanding under the 2012 and Previously Approved Plans. As of that same date, 419,330 shares remained available for future equity incentive grants under the 2012 Plan.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognized non-cash stock-based compensation expense of $143,000 and $157,000 in the three months ended March 31, 2015 and 2014, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

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

We did not grant any stock options in the three months ended March 31, 2015 or 2014. As a result, no estimates of the fair market values of options were made during either of those periods.

The following tables summarize stock option activity during the three month period ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2015	101,000	$5.31
Granted	—	—
Exercised	—	—
Forfeited	(37,000)	7.29

Outstanding and exercisable at March 31, 2015	64,000	$4.17	4.8 years	$21,500

Exercisable at March 31, 2015	64,000	$4.17	4.8 years	$21,000

Options vested and expected (as of March 31, 2015) to vest in the future	64,000	$4.17	4.8 years	$21,500

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values (the aggregate differences between the closing stock price of the Company’s common stock on March 31, 2015 and the exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on March 31, 2015. There were no options exercised during the first quarter of 2015.

There was no unrecognized compensation cost related to unvested options at March 31, 2015.

Restricted Shares. We began granting “service-contingent” restricted shares of common stock to some of our officers and other key management employees in 2010. The terms of those grants provided for those restricted shares to vest in equal annual installments over a three or four year service period following the respective dates of those awards, subject to the continued service with the Company of the recipients of such shares. In accordance with Accounting Standards Codification (“ASC”) 718, compensation expense for such awards is based on the fair market value of the awards on their respective dates of grant and is recognized over those service periods. At March 31, 2015, no service-contingent restricted shares remained outstanding.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2013 and 2014, the Compensation Committee granted “performance-contingent” restricted shares to our officers and other key management employees. These performance-contingent shares vest in three annual installments, subject to the achievement by the Company of different financial performance goals applicable to those years. Stock-based compensation expense with respect to each one-third of those performance-contingent shares is recognized only if, and when, we are able to determine that the Company’s achievement of the performance goal for the particular year has become probable. However, if any compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then that previously recognized stock-based compensation expense would be reversed. At March 31, 2015, a total of 165,491 unvested performance-contingent restricted shares were outstanding.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Values
Unvested restricted shares outstanding at January 1, 2015	268,985	$3.43
Granted	—	—
Vested(1)	(103,494)	3.44
Forfeited	—	—

Unvested restricted shares at March 31, 2015	165,491	$3.42

(1)	Service-based restricted shares.

The intrinsic value of the 103,494 restricted shares that vested during the three months ended March 31, 2015 was approximately $370,000. A total of 9,998 of those restricted shares were cancelled in satisfaction of a total of $35,000 of tax withholding obligations of holders of those restricted shares that arose as a result of the vesting of those shares.

Unrecognized stock-based compensation expense related to the outstanding unvested restricted shares totaled approximately $475,200 at March 31, 2015. Those costs are expected to be recognized generally over weighted average period of 1.4 years measured, from March 31, 2015. All 165,491 unvested shares of restricted stock outstanding as of March 31, 2015 are expected to vest. The aggregate intrinsic value of these shares was $571,000 as of March 31, 2015.

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

The following table sets forth, in thousands, the accrued warranty expense that is included in accrued liabilities on the condensed consolidated balance sheets as of March 31, 2015 and 2014:

	2015	2014
Accrued warranty balance – January 1,	$762	$737
Warranty costs incurred	(245)	(253)
Provision for warranty	237	225

Accrued warranty balance – March 31,	$754	$709

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair values of financial and non-financial assets and liabilities. These tiers consist of:

Level 1: Quoted market prices in active markets for identical assets or liabilities

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data

Level 3: Unobservable inputs that are not corroborated by market data

At March 31, 2015, we had no financial assets or liabilities that were required to be recognized at fair value.

9.	Recent Accounting Pronouncements. With the exception of the item discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that we believe are of significance, or potential significance, to the Company based on our current operations.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, which clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

10.	Subsequent Events. The Company finances a substantial portion of its working capital requirements with borrowings under a long-term revolving bank line of credit, which is governed by that certain Third Amended and Restated Loan and Security Agreement, as amended (the “Credit Line Agreement”) entered into by the Company with Bank of America N. A., as lender (the “Bank”).

On May 4, 2015, the Company and the Bank entered into the 20th Amendment to the Credit Line Agreement (the “20th Amendment”), which (i) extends the maturity date of the line of credit by one year, from July 10, 2017 to July 10, 2018; (ii) increases the maximum amount of borrowings that may be outstanding at any one time under the credit line to $30 million, and (iii) reduces the interest rate on credit line borrowings by 25 basis points. The Company obtained the increase in the maximum amount of borrowings permitted under the credit line primarily for the purpose of financing increases in inventories and accounts receivable in anticipation of a continuing increase in its product sales during the remainder of 2015 as compared to 2014.

The foregoing summary of the 20th Amendment is not intended to be complete and is qualified in its entirety by reference to that Amendment, a copy of which is attached as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2015.

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

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (our “2014 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, and (ii) in the subsection below in this Item 2 captioned “Management Overview – Factors Generally Affecting Sales of RV”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the risks and uncertainties discussed in Item 1A of our 2014 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2014 10-K, except as may otherwise be required by law or the rules of the NYSE MKT.

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

Overview of Operating Results for the Quarter Ended March 31, 2015

The following table provides information comparing our operating results for the quarters ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease) 2015 vs. 2014
Dollars in thousands, except per share data	Amounts		Amount	Percent
Net sales	$28,492	$24,855	$3,637	14.6%
Cost of sales (including distribution costs)	23,626	20,640	2,986	14.5%
Gross profit	4,866	4,215	651	15.4%
Selling, general and administrative expenses	5,409	5,171	238	4.6%
Operating loss	(543)	(956)	(413)	(43.2)%
Interest expense	175	141	34	24.1%
Loss before income tax benefit	(741)	(1,126)	385	(34.2)%
Income tax benefit	266	388	(122)	(31.4)%
Net loss	$(475)	$(738)	$(263)	(35.6)%
Net loss per common share – basic and diluted	$(0.10)	$(0.15)	$(0.05)	(33.3)%

As the table above indicates, net sales increased by $3.6 million, or 14.6%, to $28.5 million in this year’s first quarter, as compared to $24.9 million in the same quarter of 2014. This increase was achieved despite poor weather conditions in much of the United States and in Canada and a rapid decline in the value of the Canadian dollar in relation to the U.S. dollar, which adversely affected our sales in Canada. The increase in our net sales enabled us to reduce our operating loss by $413,000, or 43%, to $543,000 and our net loss by $263,000, or 35.6%, to $475,000, or $0.10 per diluted share, from $956,000 and $738,000, or $0.15 per diluted share, respectively, in the same quarter of last year. The increase in our net sales was a attributable to a number of factors, including a recent consolidation of competitors in the RV channel, which has enabled us to gain market share, a positive response by customers to our newly introduced towing and outdoor power equipment products, and an improvement in RV industry trends due primarily to a strengthening of the economy and increases in consumer confidence. See “Results of Operations” below.

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

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory. We are a wholesale supplier and not a manufacturer of products and, therefore, all of our inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,424,000, or approximately 3.8% of gross inventory, at March 31, 2015 and $1,395,000, or approximately 4.3% of gross inventory, at December 31, 2014.

Deferred Tax Asset and Valuation Allowance. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude that it has become more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Any reduction of this nature would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would otherwise have been recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $3.4 million at March 31, 2015 and $3.2 million at December 31, 2014.

Warranty Costs and Reserves. We generally do not independently warrant the products that we sell. Instead, in almost all cases, the manufacturers warrant the products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty services for these products and to share the costs of providing those services with the manufacturer. The duration of the warranty period for these products is 24 months, commencing on the respective dates on which such products are sold to retail customers. We maintain warranty reserves for these products, which totaled $754,000 and $709,000 at March 31, 2015 and 2014, respectively. Those amounts were determined on the basis of a number of factors, including our sales of the products that we warrant and our historical and expected future warranty claims experience. In the event changes occur in the conditions or circumstances upon which our assumptions and estimates were made, it could become necessary for us to increase the reserve by means of a charge to our income.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires of us to recognize the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense in the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments, except in the case of restricted shares with respect to which vesting is contingent on the achievement by the Company of one or more financial or other performance goals. Stock-based compensation expense with respect to such performance contingent shares is recognized only if, and when, a determination is made that the Company’s achievement of a performance goal, either in whole or in part, has become probable. However, if any compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then, that previously recognized stock-based compensation expense would be reversed. Stock options and restricted shares issued in lieu of cash to non-employees for services performed are recorded at their respective fair values at the time they are issued and are expensed as service is provided. Stock-based compensation expense in the three months ended March 31, 2015 and 2014 totaled $143,000 and $157,000, respectively.

Results of Operations

The following table sets forth certain financial data, expressed as percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended
	2015	2014
Net sales	100.0%	100.0%
Cost of sales, including distribution costs	82.9%	83.0%
Gross profit	17.1%	17.0%
Selling, general and administrative expenses	19.0%	20.8%
Operating loss	(1.9)%	(3.9)%
Interest	0.6%	0.6%
Loss before income taxes	(2.6%)	(4.5)%
Income tax benefit	0.9%	1.6%
Net loss	(1.9)%	(3.0)%

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,
Amounts		% Change 2015 vs. 2014
2015	2014
$28,492	$24,855	14.6%

We believe that the $3,637,000, or 14.6%, increase in net sales in the first three months of 2015, as compared to the same three months of 2014, was primarily the result of increased sales in all of the channels we serve, including high volume and internet retailers, as well as our core business in the RV dealer channel. The growth was driven primarily by: (i) the consolidation of competitors in our core RV market which enabled us to gain market share, (ii) the introduction of new proprietary towing and outdoor power equipment products, (iii) an expansion of our line of distributed products, and (iv) improving industry trends.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of products sold consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits (in thousands of dollars) and gross margin in the quarters ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Gross profit	$4,866	$4,215
Gross margin	17.1%	17.0%

Our gross margin was relatively flat at 17.1% of net sales in the first quarter of 2015, as compared to 17.0% for the same period of 2014. The increase in our gross profits in 2015 was the result of the increase in sales we achieved during the first quarter of 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non-cash stock-based compensation) to general and administrative personnel, depreciation expense and other administrative and miscellaneous expenses. Set forth below is information regarding our SG&A expenses in the three months ended March 31, 2015 and March 31, 2014, respectively (in thousands of dollars):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$5,409	$5,171
As a percentage of net sales	19.0%	20.8%

The $238,000, or 4.6%, increase in SG&A expenses in the quarter ended March 31, 2015 was primarily attributable to increased variable expenses relating to the increase in sales and increased professional fees.

Other Expense

The largest component of other expense is the interest expense that we incur on borrowings under our long-term revolving line of credit. To a lesser extent, other expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended March 31,
	2015	2014
Other expense, net
Interest expense	$175	$141
Other	23	29

Total	$198	$170

As a percentage of net sales	0.7%	0.7%

The increase in interest expense was due to an increase in average borrowings outstanding under our revolving credit line during this year’s first quarter as compared to the same quarter of 2014. The increased borrowings were used primarily to fund an increase in our inventory in anticipation of higher sales.

Income Taxes

	Three Months Ended March 31,
	2015	2014
Income tax benefit	$266	$388
Effective tax rate	35.9%	34.5%

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

Our revolving bank line of credit agreement, or the Credit Line Agreement, permits us to borrow up to the lesser of (i) $30,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory (the “borrowing base”). Our borrowing base under the Credit Line Agreement was $23.1 million at March 31, 2015, as compared to $21.8 million at March 31, 2014. Our outstanding revolving credit line borrowings totaled approximately $20.1 million at March 31, 2015 and $20.9 million at April 30, 2015. Effective May 4, 2014, we obtained an amendment to our Credit Line Agreement which extended the maturity date of the credit line by one year to July 10, 2018 and reduced the interest rate on credit line borrowings by 25 basis points. As a result, interest on our credit line borrowings is now payable at the bank’s prime rate (3.25% at March 31, 2015) plus 1.50% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.25% at March 31, 2015) plus 3.00%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2018. As of March 31, 2015, we were in compliance with all of our financial and other covenants under our bank line of credit agreement.

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

During the three months ended March 31, 2015, we used $7.9 million of cash for our operations, as compared to $9.5 million for the same three months of 2014. At March 31, 2015, inventories totaled $37.6 million and accounts receivable totaled $17.7 million, respectively, as compared to $32.7 million and $17.6 million, respectively, at March 31, 2014.

Net Cash Used in Investing Activities. In the three months ended March 31, 2015, we used net cash of $126,000 in investing activities, consisting primarily of capital expenditures of $49,000, primarily for purchases of computer and office equipment and an increase in other assets of $77,000. By comparison, we used $55,000 in investing activities in the first three months of 2014, primarily consisting of capital expenditures of $47,000 and an increase in other assets of $8,000.

Net Cash Provided by Financing Activities. Financing activities provided cash of $8.6 million in three months ended March 31, 2015, which was the amount by which our borrowings exceeded repayments under our revolving bank line of credit during that three month period. By comparison, financing activities provided cash of $8.8 million in three months ended March 31, 2014, which also was the amount by which our borrowings exceeded repayments under our revolving bank line of credit during that three month period.

Generally, during the winter months, and particularly in the first quarter of the year, when sales are lower than in other periods of the year, we rely more heavily on credit line borrowings to finance increases in accounts receivable and inventory in preparation for the spring and summer selling season when sales increase due to the increased use and purchases by consumers of RVs. By comparison, during the spring and summer months those increases in sales ordinarily generate increases in cash from operations which enable us to reduce our reliance on borrowings to fund our operations. See “Seasonality and Inflation” below.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands, at March 31, 2015:

Contractual Obligations as March 31, 2015	Total	Less than One Year	More than One and less than Four Years	Four to Five Years	More than Five Years
Long-term debt obligations	$20,141	$—	$20,141	$—	$—
Operating lease obligations	7,975	2,711	4,277	425	562

Total	$28,116	$2,711	$24,418	$425	$562

Our long-term debt obligations consist primarily of borrowings under our long-term revolving bank credit line. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that will apply to those borrowings during the remainder of 2015.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2015 will be to fund operations and capital expenditures. It is our expectation that we will be able to fund those cash requirements in 2015 with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of March 31, 2015, outstanding borrowings under our bank revolving line of credit totaled approximately $20.1 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, we sometimes hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of March 31, 2015 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our 2014 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchase of Equity Securities

The following table provides information as of and for the three months ended March 31, 2015 with respect to shares of common stock repurchased by us during that period:

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1, 2015 to January 31, 2015	—	$—	—	$—
February 1, 2015 to February 28, 2015	—	$—	—	$—
March 1, 2015 to March 31, 2015	9,998	$3.52	—	$—

Total	9,998	$3.52	—	$—

(1)	We cancelled these 9,998 shares in satisfaction of tax withholding obligations of holders of restricted shares which arose as a result of the vesting of those shares.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 6.	EXHIBITS

(a) Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: May 15, 2015	By:	/S/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

E-1