Form 10-Q
period 2015-06-30
COAST DISTRIBUTION SYSTEM INC
filed 2015-08-14
CIK 728303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

5,197,182 shares of Common Stock as of August 1, 2015

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

(i)

PART I — FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets
Cash	$1,075	$447
Accounts receivable – net of allowances of $330 and $225 as of June 30, 2015 and December 31, 2014, respectively	16,413	10,849
Inventories	40,778	32,151
Other current assets	2,008	2,148

Total current assets	60,274	45,595
Property, plant, and equipment, net	1,007	1,126
Other assets	2,848	3,046

Total Assets	$64,129	$49,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$11,942	$6,795
Accrued liabilities	5,202	4,146

Total current liabilities	17,144	10,941
Long-term obligations	19,533	11,681

Total liabilities	36,677	22,622

Commitments and contingencies (Note 4)
Stockholders’ equity
Preferred stock, $.001 par value: 2,000,000 shares authorized; none issued or outstanding:	—	—
Common stock, $.001 par value: 10,000,000 shares authorized; 5,197,182 and 5,207,180 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	18,649	18,444
Accumulated other comprehensive (loss) earnings	(27)	458
Retained earnings	8,830	8,243

Total stockholders’ equity	27,452	27,145

Total liabilities and stockholders’ equity	$64,129	$49,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$43,622	$36,797	$72,114	$61,652
Cost of Sales, including distribution costs	35,237	29,827	58,863	50,467

Gross profit	8,385	6,970	13,251	11,185
Selling, general and administrative expenses	6,446	5,452	11,855	10,623

Operating income	1,939	1,518	1,396	562
Other (income) expense
Interest	219	181	394	322
Other	(15)	—	8	29

	204	181	402	351

Earnings before income tax provision	1,735	1,337	994	211
Income tax provision	672	550	406	162

Net earnings	1,063	787	588	49

Basic earnings per share	$0.21	$0.16	$0.12	$0.01

Diluted earnings per share	$0.21	$0.16	$0.12	$0.01

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Dollars in thousands)

Three and Six Months Ended June 30,

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net earnings	$1,063	$787	$588	$49
Other comprehensive earnings (loss):
Foreign currency translation adjustment	92	297	(485)	(48)

Total comprehensive earnings	$1,155	$1,084	$103	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

Six months ended June 30,

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net earnings	$588	$49
Adjustments to reconcile net earnings to net cash used in operating activities:
Depreciation and amortization	349	359
Stock-based compensation expense	235	124
Loss on sale of property and equipment	6	5
Deferred income taxes	213	—
Changes in assets and liabilities:
Accounts receivable	(5,564)	(3,520)
Inventories	(8,627)	(9,441)
Other current assets	158	36
Accounts payable	5,147	4,010
Accrued liabilities	1,056	208

Net cash used in operating activities	(6,439)	(8,170)

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	1
Capital expenditures	(72)	(105)
Increase in other assets	(216)	(23)

Net cash used in investing activities	(288)	(127)

Cash flows from financing activities:
Borrowings under line of credit agreement	84,820	78,486
Repayments under line of credit agreement	(76,914)	(70,600)
Common stock cancelled in payment of payroll taxes due on vesting of restricted shares under employee stock incentive plans	(35)	(129)
Excess tax benefit from stock-based payments	5	98
Issuance of common stock pursuant to equity incentive plans	—	158

Net cash provided by financing activities	7,876	8,013

Effect of exchange rate changes on cash	(521)	(47)

NET INCREASE (DECREASE) IN CASH	628	(331)
Cash beginning of period	447	2,140

Cash end of period	$1,075	$1,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE COAST DISTRIBUTION SYSTEM, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies. The accompanying (a) condensed consolidated balance sheet as of December 31, 2014, which has been derived from our audited financial statements, and (b) the unaudited condensed consolidated financial statements, have been prepared in accordance with accounting principles and Securities and Exchange Commission (“SEC”) rules applicable to interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the unaudited condensed consolidated financial statements included in this report contain all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2015 and its consolidated results of operations for the three and six months ended June 30, 2015 and 2014, and related statements of comprehensive earnings for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. The accounting policies followed by the Company are set forth in Note A to the Company’s audited financial statements included in its Annual Report on Form 10-K for its fiscal year ended December 31, 2014 (the “2014 10-K”), which was filed with the SEC on March 31, 2015. The unaudited interim consolidated financial statements included in this report, and the notes that follow, should be read in conjunction with the consolidated financial statements and related notes included in our 2014 10-K.

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

2.	Seasonality. The Company’s business is seasonal and its results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected in any other interim period during, or for the full year ending, December 31, 2015. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Inflation” in Item 2 of Part I of this Report.

3.	Earnings Per Share. Basic earnings per share for each period is computed using the weighted average number of common shares outstanding during such period. Unvested restricted shares are excluded from outstanding shares for purposes of this calculation. Diluted earnings per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2015, options to purchase 64,000 shares of common stock and 165,491 restricted shares were excluded from the computation of diluted earnings per share. For the three and six months ended June 30, 2014, options to purchase 87,000 shares of common stock and 379,657 restricted shares were excluded from the computation of diluted earnings per share. These options and restricted shares were excluded because either (i) their respective exercise prices were greater than the average market price of the Company’s common stock during these periods, or (ii) the inclusion, in the calculation of common stock equivalents under the Treasury method, of the unvested compensation expense attributable to those options or restricted shares would have been anti-dilutive.

The table which follows sets forth the manner in which diluted earnings per common share for the three and six month periods ended June 30, 2015 and 2014 were calculated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Numerator:
Net earnings	$1,063	$787	$588	$49

Denominator:
Weighted average shares outstanding(1)	5,032	4,936	4,990	4,876
Dilutive effect of stock options and non-vested restricted shares	4	5	13	35

Denominator for diluted net earnings per share	5,036	4,941	5,003	4,911

(1)	Does not include unvested restricted shares.

4.	Commitments. The Company leases its corporate offices, warehouse facilities and data processing equipment. Those leases are classified as operating leases as they do not meet the required capitalization criteria. The office and warehouse leases expire over the next ten years. Minimum future rental commitments under non-cancelable operating leases are as follows:

Year Ending December 31,	(In thousands)
2015 (remaining six months)	$1,808
2016	3,087
2017	727
2018	479
2019	430
Thereafter	570

$7,101

5.	Operating Segment. The Company has one operating segment, the distribution of replacement parts, accessories and supplies for the recreation industry. The following table sets forth the net sales, by region, for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
USA	$36,854	$28,652	$60,119	$47,656
Canada	6,768	8,145	11,995	13,996

	$43,622	$36,797	$72,114	$61,652

6.	Stock-Based Compensation. In August 2012, our stockholders approved the 2012 Equity Incentive Plan (the “2012 Plan”), which provides for the grant of equity incentives, consisting of options, stock appreciation rights, restricted stock and restricted stock units to officers, other key employees, directors and consultants. The 2012 Plan initially set aside, for the grant of equity incentives, 300,000 shares of the Company’s common stock, plus an additional 17,666 shares which was equal to the total number of shares that were then available for grants of new equity incentives under our existing stockholder approved stock incentive plans (the “Previously Approved Plans”). At the same time, those 17,666 shares ceased to be issuable under the Previously Approved Plans.

The Previously Approved Plans had provided that, if any options outstanding under any of those Plans were to expire or otherwise terminate, rather than being exercised, or if any unvested restricted shares were to be cancelled, the shares that had been subject to those options and such cancelled restricted shares would have become available for the grant of new options or other equity incentives under those Plans. However, the 2012 Plan provides, instead, that if any of those options expire or terminate for any reason or any of those unvested restricted shares are cancelled, then, the number of shares that will become available for grants or awards of equity incentives under the 2012 Plan will be increased by an equivalent number of shares, instead of becoming available for new equity incentive grants under the Previously Approved Plans. Therefore, if any equity incentives that are outstanding under the Previously Approved Plans expire, terminate or, subject to certain limitations, are reacquired by the Company, then a number of shares equal to the number of shares that had been subject to those equity incentives would become available for future grants under the 2012 Plan and those shares would cease to be available for future grants under the Previously Approved Plans. Between the date of the adoption of the 2012 Plan and June 30, 2015, a total of 308,821 shares that had been the subject of option or restricted stock grants under the Previously Approved Plans had been cancelled or forfeited and as a result, an equal number of shares had become available for grant under the 2012 Plan.

At June 30, 2015, options to purchase a total of 64,000 shares of our common stock and a total of 165,491 of unvested restricted shares were outstanding under the 2012 and Previously Approved Plans. As of that same date, 419,330 shares remained available for future equity incentive grants under the 2012 Plan.

We recognized non-cash stock-based compensation expense of $92,000 for the quarter ended June 30, 2015 and $235,000 and $124,000 for the six months ended June 30, 2015 and 2014, respectively, as a component of selling, general and administrative expenses in our condensed consolidated statements of operations.

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

We did not grant any stock options in the six months ended June 30, 2015 or in the six months ended 2014. As a result, no estimates of the fair market values of options were made during either of those periods.

The following table summarizes stock option activity during the six month period ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Outstanding at January 1, 2015	101,000	$5.31
Granted	—	—
Exercised	—	—
Forfeited	(37,000)	7.29

Outstanding and exercisable at June 30, 2015	64,000	$4.17	4.8 years	$29,520

Options vested and expected (as of June 30, 2015) to vest in the future	64,000	$4.17	4.8 years	$29,520

The average intrinsic values set forth in the above table represent the total pre-tax intrinsic values (the average of the differences between the closing stock price of the Company’s common stock on June 30, 2015 and the respective exercise prices of the then outstanding in-the-money options) that would have been received by the option holders if all of the in-the-money options had been exercised on June 30, 2015. There were no options exercised during the first six months of 2015.

There was no unvested compensation cost related to unvested options for the six months ended June 30, 2015.

Restricted Shares. We began granting “service-contingent” restricted shares of common stock to some of our officers and other key management employees in 2010. The terms of those grants provided for those restricted shares to vest in equal annual installments over a three or four year service period following the respective dates of those awards, subject to the continued service with the Company of the recipients of such shares. In accordance with Accounting Standards Codification (ASC) 718, compensation expense for such awards is based on the fair market value of the awards on their respective dates of grant, which is recognized over those service periods. At June 30, 2015, no unvested service-contingent restricted shares were outstanding.

In 2013 and 2014, the Compensation Committee granted “performance-contingent” restricted shares to our officers and other key management employees. These performance-contingent shares vest in three annual installments, subject to the achievement by the Company of different financial performance goals for each of those years. Stock-based compensation expense with respect to each one-third of those performance-contingent shares is recognized only if and when we are able to determine that the Company’s achievement of the performance goal for the particular year has become probable. However, if any stock-based compensation expense were to be recognized based on such a determination, but the performance goal was not ultimately achieved, then any that previously recognized stock-based compensation expense would be reversed. At June 30, 2015, a total of 165,491 unvested performance-contingent restricted shares were outstanding.

A summary of the status of the Company’s restricted share activity follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested restricted shares outstanding at January 1, 2015	268,985	$3.43
Granted	—	—
Vested	(103,494)	(3.44)
Forfeited	—	—

Unvested at June 30, 2015	165,491	$3.42

The intrinsic value of the 103,494 restricted shares that vested during the six months ended June 30, 2015 was approximately $370,000. A total of 9,998 of those restricted shares were cancelled in satisfaction of a total of $35,000 of tax withholding obligations of holders of those restricted shares that arose as a result of the vesting of those shares.

Unrecognized stock-based compensation expense related to the outstanding unvested restricted shares totaled approximately $384,000 at June 30, 2015. Those costs are expected to be recognized generally over weighted average period of 1.5 years measured from June 30, 2015. Of the 165,491 restricted shares that were unvested at June 30, 2015, all are expected to vest. The aggregate intrinsic value of those shares was $610,662 as of June 30, 2015.

7.	Warranty Reserve. We generally do not independently provide warranties on the products that we sell. Instead, in most instances, the product manufacturers warrant their products and allow us to return defective products, including those that have been returned to us by our customers. However, we sell a line of portable generators under a product supply arrangement which obligates us to provide warranty service for these products and to share the costs of providing those services with the manufacturer. We maintain a reserve for warranty claims against which the warranty costs we incur are charged. We replenish or make additions to the reserve from time to time, based primarily on our warranty claims experience and the volume of generators we sell, by a provision we make for warranty claims, recorded as a component of costs of products sold, in the condensed consolidated statements of operations.

Accrued warranty expense, which is included in accrued liabilities on the condensed consolidated balance sheets, as of June 30, 2015 and 2014 was as follows (in thousands):

	2015	2014
Accrued warranty balance – January 1,	$762	$737
Warranty costs incurred	(418)	(501)
Provision for warranty expense	359	419

Accrued warranty balance – June 30,	$703	$655

8.	Fair Value Measurement of Financial Assets and Liabilities. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities that are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk.

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

At June 30, 2015 and December 31, 2014, we had no financial assets or liabilities that were required to be measured at fair value.

9.	Recent Accounting Pronouncements.

With the exception of the items discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that we believe are of significance, or potential significance, to the Company based on our current operations.

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, which simplifies the measurement of inventories valued under most methods, including our inventories valued under FIFO - the first-in, first-out - and moving average cost methods. Inventories valued under LIFO - the last-in, first-out method - are excluded. Under this new guidance, inventories valued under these methods would be valued at the lower of cost and net realizable value, with net realizable value defined as the estimated selling price less reasonable costs to sell the inventory. The new guidance is effective prospectively for fiscal periods starting after December 15, 2016 and early adoption is permitted. We expect to adopt ASU 2015 - 11 on January 1, 2017 and are evaluating the impact on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, which amends the presentation of debt issuance costs on the consolidated balance sheet. Under the new guidance, debt issuance costs are presented as a direct deduction from the carrying amount of the debt liability rather than as an asset. The new guidance is effective retrospectively for fiscal periods starting after December 15, 2015 and early adoption is permitted. We expect to adopt ASU 2015-03 on January 1, 2016 and have determined that its adoption will not have a material impact on our consolidated financial statements and related disclosures at that time.

In February 2015, the FASB issued ASU 2015-02, which reduces the number of consolidation models and changes the way reporting entities evaluate a variable interest entity. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently assessing the potential impact of ASU No. 2015-02 on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, which clarifies the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014 - 12 is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, and property and equipment. The new standard will become effective for us beginning in the first quarter of 2018 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

In April 2014, the FASB issued a new standard relating to the reporting and disclosure of discontinued operations, which changes the criteria and requires additional disclosures for reporting discontinued operations. This new standard will be effective for all disposals of components of an entity that occur within annual periods beginning on or afterDecember 15, 2015. We do not expect this new standard to have a material impact on our consolidated financial statements or disclosures in our financial statements.

10.	Subsequent Event.

On July 8, 2015, the Company entered into an agreement and plan of merger with LKQ Corporation (“LKQ”), its wholly-owned subsidiary, Keystone Automotive Operations, Inc., (“Keystone”) and KAO Acquisition Sub, Inc., a wholly-owned subsidiary of Keystone (“KAO”).

Pursuant to the merger agreement, Keystone has commenced a cash tender offer to purchase all of the issued and outstanding shares of Coast’s common stock at a purchase price of $5.50 per share, net to the seller in cash, without interest and less any required withholding taxes (the “Offer”). Unless extended, the Offer is currently scheduled to expire at 12:00 midnight, New York time, at the end of the day on August 18, 2015. If completed, the Offer will be followed by the merger of KAO with and into Coast, with Coast as the surviving corporation. In the merger, all shares of common stock that were not purchased in the Offer, other than any shares that may be owned by Coast, LKQ, Keystone or KAO, and any shares for which appraisal rights are perfected under Delaware law, will be converted into the right toreceive the same $5.50 per share in cash, without interest and less any required withholding taxes.

In-the-money options to purchase shares of Coast common stock outstanding immediately prior to the effectiveness of the merger will, on consummation of the merger, be cancelled in exchange for a cash payment to each option holder equal to the difference between $5.50 per share and the per share exercise price of the options (the “spread”), without interest and net of any applicable withholding taxes. Each unvested restricted share outstanding immediately prior to the effectiveness of the merger will, on consummation of the merger, become vested and will be cancelled in exchange for a cash payment of $5.50 per share, without interest and net of any applicable withholding taxes.

Consummation of the tender offer and consummation of the merger are subject to customary conditions, including the acceptance of LKQ’s Offer by the holders of at least 51% of Coast’s outstanding shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Information and Factors that Could Affect Our Future Financial Performance

Statements contained in this Report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events over which we do not have control. In addition, our business and the markets in which we operate are subject to a number of risks and uncertainties, which may include risks and uncertainties of which we are not currently aware or which we do not currently view as material to our business or operating results. Such risks and uncertainties, and unexpected future events, could cause our financial condition or operating results in the future to differ significantly from our expected financial condition and operating results that are set forth in the forward looking statements contained in this Report and could, therefore, also affect the price performance of our shares.

The principal risks and uncertainties to which our business is subject are discussed in (i) Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 (our “2014 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015, and (ii) in the subsection below in this Item 2 captioned “Management Overview-Factors Generally Affecting Sales of RV Products”. Therefore, you are urged to read not only the information contained below in this Item 2, but also the cautionary information contained in Item 1A of our 2014 10-K, which qualify the forward looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2014 10-K or any other of our filings previously made with the SEC, except as may otherwise be required by law or the rules of the NYSE MKT.

Management Overview

We believe that we are one of the largest wholesale distributors of replacement parts, accessories and supplies for recreational vehicles (“RVs”) in North America. We supply more than 10,000 products and serve more than 14,000 customers throughout the United States and Canada, from 13 regional distribution centers in the United States and 4 regional distribution centers in Canada. Our sales are made primarily to retail parts and supplies stores, service and repair establishments, new and used RV dealers (“Aftermarket Customers”) and to specialty retailers. Our sales are affected primarily by (i) the usage of RVs by consumers, because their usage affects their need for and their purchases of replacement parts, repair services and supplies from our Aftermarket Customers, and (ii) sales of new RVs because consumers often “accessorize” their RVs at the time of purchase.

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

Entry into Agreement and Plan of Merger with LKQ Corporation.

As previously reported, on July 8, 2015 the Company entered into an agreement and plan of merger with LKQ Corporation (“LKQ”), its wholly-owned subsidiary, Keystone Automotive Operations, Inc., (“Keystone”) and KAO Acquisition Sub, Inc., a wholly-owned subsidiary of Keystone (“KAO”).

Pursuant to the merger agreement, Keystone has commenced a cash tender offer to purchase all of the issued and outstanding shares of Coast’s common stock at a purchase price of $5.50 per share, net to the seller in cash, without interest and less any required withholding taxes (the “Offer”). Unless extended, the Offer is currently scheduled to expire at 12:00 midnight, New York time, at the end of the day on August 18, 2015. If completed, the Offer will be followed by the merger of KAO with and into Coast, with Coast as the surviving corporation. In the merger, all shares of common stock that were not purchased in the Offer, other than any shares that may be owned by Coast, LKQ, Keystone or KAO, and any shares for which appraisal rights are perfected under Delaware law, will be converted into the right to receive the same $5.50 per share in cash, without interest and less any required withholding taxes.

In-the-money options to purchase shares of Coast common stock outstanding immediately prior to the effectiveness of the merger will, on consummation of the merger, be cancelled in exchange for a cash payment to each option holder equal to the difference between $5.50 per share and the per share exercise price of the options (the “spread”), multiplied by the number of shares that are subject to the option holder’s shares. Each unvested restricted share outstanding immediately prior to the effectiveness of the merger will, on consummation of the merger, become vested and will be cancelled in exchange for a cash payment of $5.50 per share. The cash payments to the holders of the options and the restricted shares will be made without interest and net of any applicable withholding taxes.

Consummation of the tender offer and consummation of the merger are subject to customary conditions, including the acceptance of LKQ’s Offer by the holders of at least 51% of Coast’s outstanding shares.

Overview of Operating Results for the Quarter Ended June 30, 2015

The following table sets forth certain financial data, expressed as a percentage of net sales, derived from our statements of operations for the respective periods indicated below:

	Three Months Ended June 30,			Six Months Ended June 30,
	Amounts		% Change	Amounts		% Change
	2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
	(Dollars in thousands, except per share amounts)
Net sales	$43,622	$36,797	18.6%	$72,114	$61,652	17.0%
Cost of sales (including distribution costs)	35,237	29,827	18.1%	58,863	50,467	16.6%

Gross profit	8,385	6,970	20.3%	13,251	11,185	18.5%
Selling, general and administrative exp.	6,446	5,452	18.2%	11,855	10,623	11.6%

Operating income	1,939	1,518	27.7%	1,396	562	148.4%
Other expense, net	204	181	12.7%	402	351	14.5%

Earnings before income tax provision	1,735	1,337	29.8%	994	211	371.1%
Income tax provision	672	550	22.2%	406	162	150.6%

Net earnings	$1,063	$787	35.1%	$588	$49	1,100.0%

Earnings per common share – Basic	$0.21	$0.16	31.3%	$0.12	$0.01	1,100.0%

Earnings per common share – Diluted	$0.21	$0.16	31.3%	$0.12	$0.01	1,100.0%

As the above table indicates, we generated increases in sales and in our gross profits in both the three and six month periods ended June 30, 2015, as compared to the same respective periods of 2014. Our operating income also increased in both the three and six month periods ended June 30, 2015, notwithstanding increases in selling, general and administrative (“SG&A”) expenses that were partially attributable to costs incurred in connection with the negotiation and entry into the agreement and plan of merger with LKQ. Net earnings increased by $276,000 for the three months and $539,000 for the six months ended June 30, 2015 as compared to the comparable periods in 2014.The improvements in our gross profits, operating income and net income in the three and six months ended June 30, 2015 were due primarily to increased sales in the United States. For additional information regarding our results of operations for the three and six month periods ended June 30, 2015 and 2014, see “Results of Operations” below.

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

Revenue Recognition and the Allowance for Product Returns.We recognize revenue from the sale of a product upon its shipment to the customer. Shipping and handling costs that are billed to our customers are included in revenue and our shipping and handling costs are included in costs of sales. We provide our customers with limited rights to return products that we sell to them. We establish an allowance for potential returns that reduces the amounts of our reported sales. We estimate the allowance based on historical experience with returns of like products.

Accounts Receivable and the Allowance for Doubtful Accounts.In the normal course of our business we extend 30 day payment terms to our customers and, due to the seasonality of our business, during late fall and winter we sometimes grant payment terms of longer duration to those of our customers that have good credit records. We regularly review our customers’ accounts and estimate the amount of, and establish an allowance for, uncollectible accounts receivable in each reporting period. The amount of the allowance is based on several factors, including the age of unpaid amounts, a review of significant past due accounts and current economic and market trends that can affect the ability of customers to keep their accounts current. Estimates of uncollectible amounts are reviewed periodically to determine if the allowance should be increased, and any increases are recorded in the accounting period in which the events or circumstances that require such increases become known. For example, if the financial condition of some of our customers or economic or market conditions were to deteriorate, adversely affecting the ability of customers to make payments to us on a timely basis, it could become necessary for us to increase the allowance for uncollectible accounts. Since the allowance is increased or replenished by recording a charge which is included in, and has the effect of increasing, selling, general and administrative expenses, an increase in the allowance will reduce income in the period when the increase is recorded.

Inventory and Reserve for Excess, Slow-Moving and Obsolete Inventory.We are a wholesale distributor and not a manufacturer of products and, therefore, our entire inventory consists of finished goods. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value and that value is reduced by an allowance for excess and slowing-moving or obsolete inventories. The amount of the allowance is determined on the basis of historical experience with different product lines and estimates or assumptions concerning future economic and market conditions and trends. If there is an economic downturn or a decline in sales, causing inventories of some product lines to accumulate, it may become necessary for us to increase the allowance. Other factors that can require increases in the allowance or inventory write downs are reductions in pricing or introduction of new or competitive products by manufacturers; however, due to the relative maturity of the markets in which we operate, usually these are not significant factors. Increases in this allowance also will cause a decline in operating results as such increases are effectuated by charges against income. Our reserve for excess and obsolete inventory was $1,517,000 or approximately 3.7% of gross inventory at June 30, 2015 and $1,395,000 or approximately 4.3% of gross inventory at December 31, 2014.

Deferred Tax Asset and Valuation Allowance.We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (“tax benefits”) that we believe will be available to us to offset or reduce the amounts of our income taxes in future periods. Under applicable federal and state income tax laws and regulations, such tax benefits will expire if not used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset depends on the amount of taxable income that we generate during those time periods. At least once each year, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the aggregate amount of the tax benefits available to us, that it is more likely, than not, that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the aggregate amount of the tax benefits available to us that it is more likely, than not, that we will be unable to utilize those tax benefits in their entirety prior to their expiration, then we would establish (or increase any existing) valuation allowance to reduce the deferred tax asset on our balance sheet to the amount that we believe we will be able to utilize. Such a reduction would be implemented by recognizing a non-cash charge that would have the effect of increasing the provision, or reducing any credit, for income taxes that would otherwise be recorded in our statement of operations. The aggregate amount of our net deferred tax asset was approximately $3.0 million at June 30, 2015 and $3.2 million at December 31, 2014.

Long-Lived Assets.Long-lived assets are reviewed for possible impairment at least annually or if and when events or changes in circumstances indicate the carrying amount of any of those assets may not be recoverable in full, by comparing the fair value of the long-lived asset to its carrying amount.

Foreign Currency Translation.The financial position and results of operations of our Canadian and other foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of each foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect at the end of each reporting period. Revenues and expenses are translated into U.S. dollars at the average exchange rate for the reporting period. Foreign currency translation gains and losses not impacting cash flows are credited to or charged against other comprehensive earnings. Foreign currency translation gains and losses arising from cash transactions are credited to or charged against current earnings.

Stock-Based Compensation.We account for stock-based compensation in accordance with ASC 718 -Stock Compensation, which requires the recognition of the fair value of compensation paid in stock or other equity instruments as an expense in the calculation of net earnings (loss). We recognize stock-based compensation expense over the period in which the employee is required to provide service, which is generally over the vesting period of the individual equity instruments. The vesting of some of the outstanding restricted shares was made contingent on the achievement of specific performance goals in addition to continued service with the Company. We recognized $92,000 of stock-based compensation expense in the three months ended June 30, 2015. In the second quarter of 2014, we reversed stock-based compensation expense related to performance-based restricted shares which resulted in a credit of $33,000 for that period. For the six months ended June 30, 2015 we recognized $235,000 of stock based compensation expense, as compared to $124,000 for the six months ended June 30, 2014.

Results of Operations

Net Sales

Net sales consist of revenues from the sales of the products we supply or distribute, net of an allowance for product returns. The following table sets forth and compares our net sales (in thousands of dollars) for the three and six months ended June 30, 2015 and 2014:

Three Months Ended June 30,			Six Months Ended June 30,
Amounts		% Change	Amounts		% Change
2015	2014	2015 vs. 2014	2015	2014	2015 vs. 2014
$43,622	$36,797	18.5%	$72,114	$61,652	17.0%

The increases in net sales in the three and six months ended June 30, 2015, as compared to the same periods of 2014, reflected increased sales in all of the channels we serve in the United States, including specialty and internet retailers, as well as our core business in the RV dealer channel. We believe that those increases were primarily attributable to (i) our introduction of new proprietary towing and outdoor power equipment products, (ii) the expansion of our line of distributed products, (iii) improving economic conditions and consumer confidence in the United States which, in turn, have led to increases in purchases and in the usage of RVs, and (iv) consolidation within the RV industry. Partially offsetting our increased sales in the United States were declines in sales in Canada due to, among other things, a weakening of economic growth in Canada and of the Canadian dollar in relation to the U.S. dollar.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Cost of sales consists primarily of the amounts paid to manufacturers and suppliers for the products that we purchase for resale, and warehouse and distribution costs, including warehouse labor costs and freight charges. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profits and gross margin for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross profit	$8,385	$6,970	$13,251	$11,185
Gross margin	19.2%	18.9%	18.4%	18.1%

The increases in gross profits and gross margin for the three and six months ended June 30, 2015 were primarily attributable to increased sales in the United States and the effect of the increased sales on fixed warehouse costs, partially offset by the weakening of the Canadian dollar in relation to the U.S. dollar, which resulted in an increase in the costs of products purchased for the Canadian market from U.S. based manufacturers.

Selling, General and Administrative Expenses (“SG&A”)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Selling, general and administrative expenses	$6,446	$5,452	$11,855	$10,623
As a percentage of net sales	14.8%	14.8%	16.4%	17.2%

SG&A expenses increased by $994,000 in the second quarter and by $1,232,000 in the first six months of 2015, as compared to the same periods of 2014. Those increases were primarily attributable to expenses incurred in connection with the negotiation and the Company’s entry into the agreement and plan of merger with LKQ and to accruals for bonus compensation expected to be earned under the Company’s 2015 management bonus plan which was adopted during the second quarter of 2015. Notwithstanding those increases, SG&A expenses as a percentage of net sales was unchanged in the second quarter of 2015 at 14.8%, and decreased to 16.4% in the six months ended June 30, 2015 from 17.2% of net sales in the same six months of 2014, due to the increases in our net sales in the three and six months ended June 30, 2015.

Other (Income) Expense

The largest component of other (income) expense is the interest expense that we incur on borrowings. To a much lesser extent, other (income) expense also includes foreign currency gains or losses and gains or losses on disposal of assets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Other (income) expense
Interest expense	$219	$181	$394	$322
Other	(15)	—	8	29

Total	$204	$181	$402	$351

As a percentage of net sales	0.5%	0.5%	0.6%	0.6%

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income tax provision	$672	$550	$406	$162
Effective tax rate	38.7%	41.1%	40.8%	76.8%

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

Our revolving bank line of credit agreement permits us to borrow up to the lesser of (i) $30,000,000, or (ii) an amount equal to 85% of the value of our eligible accounts receivable and up to 55% of the value of our eligible inventory (the “borrowing base”). Our borrowing base under the Credit Line Agreement was $25.2 million at June 30, 2015, as compared to $22.5 million at June 30, 2014. Our outstanding revolving credit line borrowings totaled approximately $19.5 million at June 30, 2015 and $16.9 million at July 31, 2015. Interest on our credit line borrowings is payable at the bank’s prime rate (3.25% at June 30, 2015) plus 1.50% or, at the Company’s option but subject to certain limitations, at the bank’s LIBOR rate (0.25% at June 30, 2015) plus 3.00%. Our bank borrowings are secured by substantially all of our assets, and rank senior in priority to other indebtedness of the Company. The maturity date of the revolving bank line of credit is July 10, 2018. As of June 30, 2015, we were in compliance with all of our financial and other covenants under our bank line of credit agreement.

Net Cash Used in Operations. We generally use cash for, rather than generate cash from, operations in the first half of the year, because we build inventories, and accounts receivables increase, as our customers begin increasing their product purchases prior to and in anticipation of the spring and summer selling seasons. See “Seasonality and Inflation” below.

During the six months ended June 30, 2015, we used $6.4 million of cash in our operations, primarily to fund increases in accounts receivable and inventories of $5.6 million and $8.6 million, respectively. By comparison, in the six months ended June 30, 2014, we used $8.2 million of cash in operations, primarily to fund $3.5 million in accounts receivable and $9.4 million in inventories. At June 30, 2015, inventories totaled $40.8 million, accounts receivable totaled $16.4 million, and accounts payable totaled $11.9 million, respectively, as compared to $37.0 million, $13.6 million, and $9.2 million, respectively, at June 30, 2014.

Net Cash Used in Investing Activities. In the six months ended June 30, 2015, we used net cash of $288,000 in investing activities, consisting of $72,000 of capital expenditures, primarily for purchases of computer and office equipment and a $216,000 increase in other assets. By comparison, we used $127,000 in investing activities in the first six months of 2014, consisting of capital expenditures of $105,000 and a $23,000 increase in other assets.

Net Cash Provided by Financing Activities. Cash provided by financing activities consists primarily of cash from our bank credit line borrowings. We obtained borrowings, net of repayments, under that credit line of $7.9 million in both the six months ended June 30, 2015 and 2014.

We lease the majority of our facilities and certain of our equipment under non-cancelable operating leases. Our future lease commitments are described in Note 4 of Notes to our Condensed Consolidated Financial Statements included elsewhere in this report. The following table sets forth, by maturity dates, the total of our contractual obligations, in thousands of dollars, as of June 30, 2015:

	Total	Less than One Year	More than One and Less Than Four Years	Four to Five Years	More than Five Years
Contractual Obligations at June 30, 2015:
Long-term debt obligations	$19,533	$—	$19,533	$—	$—
Operating lease obligations	7,101	1,808	3,814	909	570

Total	$26,634	$1,808	$23,347	$909	$570

Our long-term debt obligations consist of borrowings under our long-term revolving bank credit facility. It is not possible to calculate future estimated interest payments on those borrowings predictably, because the amounts of such borrowings fluctuate throughout the year depending on our liquidity needs, which can vary widely primarily due to the seasonality of our business and the effects of prevailing economic conditions on the demand for and the purchases of our products by customers. Also, the interest rate on those borrowings is determined by reference to the bank’s prime rate or LIBOR, which also can and often do fluctuate during the year. Additionally, the formulas for determining the specific interest rate that will apply to such borrowings can change from year to year. Set forth above, under the caption “Financial Condition, Liquidity and Capital Resources” are the formulas for determining the interest rates that applied to those borrowings during the first six months of 2015.

Expected Uses and Sources of Funds. We expect our principal uses for cash in the year ending December 31, 2015 will be to fund operations and capital expenditures and we anticipate that we will be able to fund those cash requirements in 2015 with borrowings under our revolving credit facility and internally generated funds.

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

Our exposure to market risk with respect to financial instruments is primarily related to changes in interest rates with respect to borrowing activities, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. The fair value of borrowings under our revolving credit facility approximates the carrying value of such obligations. As of June 30, 2015, outstanding borrowings under our bank revolving line of credit totaled approximately $19.5 million.

We have substantial sales operations in Canada and as a result, our earnings, cash flows and financial position can be affected by movements in the Canadian dollar exchange rate. Consequently, we are exposed to market risk from foreign currency fluctuations associated with our Canadian operations and our Canadian currency denominated debt. Therefore, from time to time, we may hedge the net investment of our foreign operations in Canada by purchasing foreign exchange derivatives, such as purchased put option contracts, to mitigate the risk of changes in the value of our net investment in our Canadian subsidiary that can occur as a result of changes in currency exchange rates. As of June 30, 2015 we held no foreign currency derivatives. We do not use financial instruments for trading or other speculative purposes.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act.) Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, except as follows:

As disclosed earlier in this report, on July 8, 2015 we entered into an agreement and plan of merger with LKQ, pursuant to which Keystone, LKQ’s wholly-owned subsidiary, has commenced a tender offer to acquire all of the Company’s outstanding shares of common stock at a price of $5.50 per share, net in cash, without interest and less any required withholding taxes (the “Offer”). Unless extended, the Offer is currently scheduled to expire at 12:00 midnight, New York time, at the end of the day on August 18, 2015.

Consummation of the Offer is subject to the satisfaction of certain conditions, including the acceptance of the Offer by the holders of at least 51% of Coast’s outstanding shares and other conditions customary for transactions of this nature. We expect that those conditions will be satisfied and that the Offer will be consummated. However, if there is a failure of the Offer to be consummated and the agreement and plan of merger is terminated, then Coast’s financial condition, future operating results and prospects could be materially and adversely affected.

ITEM 5	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits.

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COAST DISTRIBUTION SYSTEM, INC.

Dated: August 14, 2015	By:	/s/ SANDRA A. KNELL
Sandra A. Knell
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL (eXtensive Business reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements

*	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the SEC, and are not to be incorporated by reference into any filing of The Coast Distribution System, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

E-1